Form 10-K
period 1995-02-28
ANDERSEN GROUP INC
filed 1995-05-26
CIK 6383

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM  10-K

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended February 28, 1995  or

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from __________ to __________

                         Commission File Number 0-1460

                             ANDERSEN GROUP, INC.
            (Exact name of Registrant as specified in its charter)

                Connecticut                                   06-0659863
       (State or other jurisdiction of                     (I.R.S Employer
        incorporation or organization)                   Identification No.)

 Ney Industrial Park, Bloomfield, Connecticut                 06002-3690
   (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (203) 242-0761

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock Without Par Value
                               (Title of Class)

             10-1/2% Convertible Subordinated Debentures Due 2002
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X                        No
                             -----                        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on May 19, 1995, as reported on the NASDAQ National Market System, was approximately $7,622,328. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 19, 1995, there were 1,934,205 shares of Common Stock, without par value, outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCES:  NONE
The exhibit index is located on page 51.

                                     PART I
                                     ------

ITEM 1 - BUSINESS
- - -----------------

                                    GENERAL
                                    -------

Andersen Group, Inc. is referred to herein as the "Company" or the "Registrant".

The Registrant was incorporated under the laws of the State of Connecticut in 1951.

AGI historically has conducted operations in several, highly diverse segments. These segments have included dental distribution and manufacture and electronics manufacturing and supply businesses, communications electronics, medical products and services and video products.

Following the divestiture of the Registrant's medical products and services operation in February 1990, the Registrant established a formal plan to divest its remaining communications electronics operation, Microtime, Inc., presently known as AGI Technology, Inc. (Microtime). Microtime was carried as a discontinued operation in the Company's Consolidated Financial Statements from fiscal 1990 until its assets and liabilities were sold in October 1992 to Digital F/X, Inc. (DF/X) at their book value for consideration consisting of preferred stock and subordinated notes of DF/X. On February 28, 1991, the Registrant acquired The J.M. Ney Company (Ney) by merging Ney into a wholly-owned subsidiary of the Registrant. Ney, which is the Company's primary operating subsidiary, operates in the dental and electronics industry segments. During fiscal 1994, Ney created two new subsidiaries, Ney Dental International, Inc. and Ney Ultrasonics Inc. to hold the businesses associated with Ney's dental and ultrasonics divisions, respectively.

In April 1993, the Company, through a newly formed subsidiary, New Microtime Inc. (New Microtime), signed a Participation and Option Agreement with DF/X to manage and reacquire certain assets and liabilities of its former subsidiary Microtime, as well as certain assets and liabilities of the Broadcast Division of DF/X (into which DF/X had placed the assets of Microtime). In September 1993, prior to a bankruptcy filing by DF/X, New Microtime exercised its option to purchase all of the Broadcast Division assets of DF/X and entered into an agreement which was approved by the U.S. Bankruptcy Court in December 1993.
In October 1994, New Microtime acquired certain assets of the Graphics Systems Division (GSD) of The Grass Valley Group, Inc. (Grass Valley). The acquired product lines were integrated with the other products sold by New Microtime.
The combined entity began operating under the name Digital GraphiX, Incorporated
(DGI) in January 1995. On May 2, 1995, DGI issued an additional 64,800 shares of common stock to certain DGI employees and securityholders of the Company at $5.00 per share. As a result of this offering, the Company's equity interest in DGI has been reduced to 19%. The financial impact of these transactions is described further in Items 7 and 8 below and in Note 17 to the Company's Consolidated Financial Statements for the fiscal year ended February 28, 1995. The Company's Consolidated Financial Statements include the operating results of DGI from the date of its inception in April 1993 through February 28, 1995. However, as a result of the sale of DGI stock, at February 28, 1995, the DGI balance sheet has not been consolidated. As of February 28, 1995, the activities of DGI are being accounted for in the Company's video segment.

The Registrant operates in three business segments: Dental, Electronics and Video products. Each of these segments is discussed more fully below.

                                 DENTAL SEGMENT
                                 --------------

Ney Dental International, Inc. (NDI), a wholly owned subsidiary of Ney, develops, manufactures and distributes a range of materials, equipment and merchandise for distribution and sale to the dental laboratory health care market. NDI's principal product line is precious metal casting alloys which are sold to dentists and dental laboratories for use in the fabrication of crowns, bridges and other restorative forms used in the restoration and reconstruction of teeth. Precious metal alloys are preferred for certain dental crown and bridge applications because they are easy to shape, biocompatible, strong, and do not corrode or crack. Although various less costly alternatives exist, acceptance of such alternatives has been slow due to concerns regarding the reliability of such products. NDI's product line consists of over 30 different alloys such as Option, Ultima Lite, Bio Ney and Ney-Oro B-2 that are manufactured by Ney's electronics division according to specific formulas that include precious metals such as gold, platinum, palladium and silver. NDI maintains an active metallurgical research and development effort. In the past fiscal year, NDI introduced a palladium-free alloy with a high precious metal content to meet a growing European demand. Further, alloys which have been designed to meet the Japanese Industrial Standard (JIS) have resulted in increased penetration of the Japanese market.

NDI's strategy has been to offer a complete line of products to dental laboratories. As a result, NDI manufactures, develops and sells equipment, including vacuum porcelain and bench-top burnout furnaces, dental laboratory handpieces and commercial ultrasonic cleaners for use in dental, scientific and industrial laboratories and the jewelry manufacturing industry. Merchandise and supplies, such as surveyors and Neyvest, which are manufactured by outside suppliers, are also sold to dental laboratories. ISO 9001 certification, the international quality standard, was achieved in June 1993 for the manufacture of the equipment product line. This certification has helped NDI increase its market share.

NDI sells to approximately 3,500 customers throughout the United States and foreign countries. Sales in the United States of precious metal alloys are made through a field sales force and telemarketing staff, while equipment is sold primarily through dealers. Export sales account for approximately 45% of total sales. Most export sales are made in Europe through Neyco Dental A.G., an affiliated subsidiary.

No customer in the Dental segment accounted for more than 10% of the Company's sales in fiscal 1995.

NDI presently holds 16 patents and is also licensed under a number of patents. The Registrant believes that neither the possible denial of any patent applications, the possible determination that any of the patents which have been granted to NDI could be invalid, or the possible cancellation of any of its existing license agreements would have a material adverse effect on NDI.

Trademarks of NDI include Ney, Ney-Oro, SMG, Option, Lunar, Bio Ney, Ultima Lite, Acclaim, Radiant, Sequel, Centurion, Ovation and Neyvest. In all, NDI maintains approximately 25 U.S. and foreign trademarks related to precious metal alloys.

The products of NDI are normally shipped directly from inventory within two days and, accordingly, backlog is not meaningful.

NDI operates in a highly competitive marketplace with a number of substantial domestic competitors, including Argen, Williams Dental Company, Inc. (a subsidiary of Ivoclar Dental Anstelt, based in Liechtenstein); Jeneric/Pentron, Inc. (a subsidiary of Customedix Corporation); and J.F. Jelenko & Company. The largest foreign supplier is Degussa A.G., which is based in Frankfurt, Germany. Although some of its competitors have significantly greater resources than NDI, the Company believes that it competes favorably with its competitors on the terms of quality, delivery, service and price.


                              ELECTRONICS SEGMENT
                              -------------------

The Company's electronics industry segment is comprised of Ney's electronics division (the Electronics Division) and Ney Ultrasonics Inc., a manufacturer of industrial ultrasonic cleaning equipment which is a wholly owned subsidiary of Ney (collectively, the Electronics Segment).

  Electronics Division
  --------------------

  The Electronics Division is a full-service, precious metal and parts supplier to automotive, medical, industrial electronics, military and semi-conductor manufacturers. The fully integrated approach of the Electronics Division includes fabrication and manufacture of its precious metal alloys, design, engineering and metallurgical support.

  The metallurgical capabilities include stamping, wire drawing, rolling from ingot to foil, precision turning, injection and insert molding, and refining.

  The Electronics Division specializes in the engineering and manufacture of precious metal alloy contacts and contact assemblies aimed at low amperage applications. Electrical contacts made of precious metals are considered extremely dependable as the materials are inert and highly resistant to corrosion and wear. In developing a finished contact or assembly, the Electronics Division's technical staff works closely with its customer, typically on an engineer-to-engineer level, in order to design a product that meets all of the metallurgical, electronic, thermodynamic and other performance specifications required by the customer's applications. The Electronics Division designs and builds the necessary molds and tools as well as designs and manufactures the end product. By controlling the total process the Division is allowed a competitive advantage over other companies in technology, cost and response time. The Electronics Division carries the ISO 9001 certification for manufacture of its products, including those which are sold to NDI.

  The Electronics Division business has limited direct competition with regard to the manufacture of low amperage precious contacts and contact assemblies due to the inherent risks which accompany the engineering and manufacture of precious metals (high start-up and inventory costs, theft, etc.). While some facilities offer similar products, the Company believes that these operations lack the vertical integration to compete across the entire spectrum of products. The Electronics Division also faces indirect competition from companies such as Engelhard Corporation and Johnson Matthey, Inc., companies with significantly greater resources, which are involved in higher volume production of standard precious metal alloys.

  Ney Ultrasonics Inc.
  --------------------

  Ney Ultrasonics Inc. has focused on working with high-end electronic, semi-conductor and computer customers to validate the advanced capabilities of patented ultrasonic cleaning technology and to obtain increased market penetration.

  The U.S. Clean Air Act of 1990 mandated the phase-out of the use of ozone-depleting solvents by January 1996. Historically, these solvents have been extensively used by industry for precision cleaning. As a result, Ney Ultrasonics now faces growth prospects during the next few years as its ultrasonic cleaners are used to replace existing equipment which utilize ozone depleting chemicals. Ney Ultrasonics is the exclusive licensee, pursuant to a license agreement which expires in 2005, of the patented ultrasonic technology used in its products, EnviroSONIK/TM/ and SweepSONIK2/TM/, which the Company believes are at a competitive advantage to other ultrasonic equipment.

  Ney Ultrasonics competes with a number of national and regional companies on the basis of cleaning performance, price and delivery.

The Electronics Segment sells to more than 800 customers, with approximately 88% of its sales being made to customers in the United States. The Electronics Segment sales are made domestically through both field sales and manufacturer's representatives located in key geographic markets. Internationally, the Segment sells through independent distributors and original equipment manufacturers.

The Electronics Segment's backlog at April 30, 1995 and April 30, 1994 was approximately $4,224,000 and $4,160,000, respectively. Although a portion of the orders included in the backlog are ultimately not released for manufacture and delivery, due to cancellations, the Company anticipates, based on prior experience, that the entire backlog at April 30, 1995, less cancelled orders, will be realized in the next twelve months.

No customer in the Electronics segment accounted for more than 10% of the Company's sales in fiscal 1995.

                                 VIDEO SEGMENT
                                 -------------

As discussed above under Item 1, Business-General, the Company's equity interest in DGI was reduced to 19% from 100% on May 2, 1995.

DGI (formerly known as New Microtime Inc.) designs, manufactures and distributes graphics systems equipment, digital video effects equipment (DVE), compositing and graphics workstations and video signal processing equipment for use in live broadcast, cable, industrial and post production markets.

DGI has a direct sales force, which is augmented by various distribution channels that sells all products except the GSD products. The GSD products are sold by Grass Valley, the Company's non-exclusive worldwide distributor pursuant to a two year Distribution Agreement. Export sales account for approximately 18% of the DGI sales. During fiscal 1995 approximately 40% of DGI's sales were made to Grass Valley.

DGI owns several patents related to its products and both licenses others and is licensed under a number of patents. Additionally, several patents are pending with the U.S. and foreign patent offices related to its IMPACT system and Composium II workstation.

The Registrant believes that because of the rapid pace of technological change in the industry, legal protection of its proprietary information is less significant to the competitive position of DGI than such factors as DGI's strategy, knowledge, ability and experience of its personnel, new product development, market recognition and ongoing product maintenance and support. Without legal protection, however, it may be possible for unauthorized third parties to copy aspects of DGI products or technology or to obtain and use information that DGI regards as proprietary, In addition, the laws of some foreign countries do not protect proprietary rights in products and technology to the same extent as do the laws of the United States. Although DGI continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful. The failure or inability of DGI to protect effectively its proprietary information could have a material adverse effect on its business.

DGI currently holds certain U.S. and foreign trademarks, including the marks IMPACT, Graphics Factory and Composium.

Backlog at April 30, 1995 and 1994 was approximately $1,126,000 and $642,000, respectively. The increase in backlog is attributable to the GSD products which were acquired in October 1994. Although a portion of the orders included in the backlog is ultimately not released for manufacture and delivery, due to cancellations, DGI anticipates that the entire backlog less the portion relating to canceled orders at April 30, 1995 will be realized in the next twelve months.

DGI products are sold in a highly competitive marketplace with a substantial number of domestic competitors. The chief competitors to DGI's GSD products (GF-Halo, TypeDeko, Presto and Pronto) are products sold by Chyron, Abekas and ASTON. Although Grass Valley also has the capability of competing with the GSD products, it has agreed to limit its competition until October 1996 pursuant to a non-competition agreement.

For the DVE and composition products (IMPACT and Composium II), DGI's chief competitors are Abekas, Sony Pinnacle, Quantel and Grass Valley. Competing products to Composium II are sold by Quantel, a U.K. based company, SoftImage and Discreet Logic (with its "Flame" product). Although some of its competitors have significantly greater resources than DGI, the Company believes that DGI competes favorably in terms of price, service and product performance. See Business - General above for discussion of transactions involving this business during the fiscal year 1995.

See Note 16 to the Company's Consolidated Financial Statements contained in Item 8 for the fiscal year ended February 28, 1995, for information about the operations of the Registrant's business segments and the Registrant's foreign operations.

OTHER BUSINESSES OF THE REGISTRANT
- - ----------------------------------

On May 10, 1994, the Company's subsidiary, Clear Cellular Holdings, Inc. (Clear), sold its 34% interest in a partnership which owned a cellular communications license to Centennial Cellular Corporation (Centennial). The partnership interest was sold for a combination of cash and Centennial stock.

In addition, on August 23, 1994, the Company sold its general partnership interest in MidSouth Cellular L.P. (MidSouth), a nonwireline cellular telephone franchise, to Centennial for Centennial stock. Oliver R. Grace, Jr., Chairman and Director of the Company, also owned an investment in the partnership. See
Item 7 and 13 below for further discussion of the terms of these transactions and for a description of Mr. Grace, Jr.'s interest in this transaction.

The Registrant also owns substantially all of the common stock of Seratronics, Inc. of Nevada (Seratronics), an unconsolidated subsidiary. Seratronics is located in Walnut Creek, California and is in the business of manufacturing, marketing and selling dialyzer rinse and re-use machines for use in the end stage renal disease market. The Registrant's investment in Seratronics, as recorded on its books, is de minimis. Seratronics is presently a defendant in litigation with Althin CD Medical, Inc. See Item 3 below and Note 18 to the Registrant's Consolidated Financial Statements contained in Item 8 for further discussion.


RESEARCH AND DEVELOPMENT
- - ------------------------

During fiscal years 1995, 1994, and 1993, research and development expenditures totaled approximately $3,545,000 and $3,167,000, and $2,590,000, respectively.


SOURCES AND AVAILABILITY OF RAW MATERIALS AND COMPONENTS
- - --------------------------------------------------------

The Company purchases its raw materials and the components used in the manufacture of its products from a number of domestic suppliers and generally is not dependent upon any single supplier. The Company believes that its sources of supply are adequate for its continuing needs.


COMPLIANCE WITH ENVIRONMENTAL PROTECTION LAWS
- - ---------------------------------------------

Management of the Company believes that the Company and its operating subsidiaries are in material compliance with applicable federal, state and local environmental regulations. Compliance with these regulations has not in the past had any material effect on the Company's capital expenditures, consolidated statements of operations or competitive position, nor does the Company anticipate that compliance with existing regulations will have any such effect in the near future.

EMPLOYEES
- - ---------

As of April 28, 1995, the Registrant, including all subsidiaries, had 376 full-time employees and 9 part-time employees, including 62 full time employees and 3 part time employees of DGI. Subsequent to the sale of DGI Common Stock on May 2, 1995, the Company had 314 full time and 6 part time employees. None of these employees are represented by a labor union, and the Registrant is not aware of any organizing activities. Neither the Registrant nor any of its subsidiaries has experienced any significant work stoppage due to any labor problems. The Registrant considers its employee relations to be satisfactory.


EXECUTIVE OFFICERS OF THE REGISTRANT
- - ------------------------------------

The Executive Officers of the Company and certain significant employees of its subsidiaries are as follows:

                                                                        Officer
      Name                 Age    Position                               Since
      ----                 ---    --------                               -----

Oliver R. Grace, Jr.        41    Chairman                                1990
Francis E. Baker            65    President and Chief Executive Officer   1959
Jack E. Volinski            35    Chief Financial Officer                 1993
Elmer J. Dahl               63    Secretary                               1968
Bernard F. Travers, III     37    Assistant Secretary                     1993
H. George Wolfe, Jr.        48    President, Ney Dental International,    1987
                                  Inc.
Ronald N. Cerny             43    General Manager, The J.M. Ney Company   1993

Except as set forth below, all of the officers have been associated with the Company in their present positions for more than the past five years. None of the executive officers of the Company are related to any of the Directors.
Mr. Grace, Jr. is the brother of John S. Grace and Gwendolyn Grace, each of whom are members of the Company's Board of Directors.

Mr. Grace, Jr. has been a Director of the Company since 1986 and Chairman since March 1990. He has also been President of AG Investors, Inc., one of the Company's subsidiaries, since 1992. Mr. Grace, Jr. is a general partner of The Anglo American Security Fund L.P., and serves as a director of Republic Automotive Parts, Inc.

Mr. Volinski joined Ney in June 1990 as Controller. He was promoted to Treasurer of Ney in May 1991 and was promoted to Chief Financial Officer of the Company in June 1993. From June 1989 until joining Ney, Mr. Volinski served as corporate Controller for SecurityLink, a security alarm company. From 1986 through 1989, Mr. Volinski was an Audit Manager for Coopers & Lybrand.

Mr. Travers, III joined the Company in 1983. He was promoted to Assistant Secretary in June 1993. From 1990 until being promoted to Assistant Secretary he was the Company's Director of Law and Taxation. From 1986 to 1990 he was Assistant Controller for the Company.

Mr. Wolfe, Jr. was named President of NDI in 1994. Since October 1987, Mr. Wolfe, Jr. served as Vice President of Ney's Dental Division.

Mr. Cerny has served as General Manager of Ney's Electronics division since joining the Company in April 1993. From 1988 until joining Ney, Mr. Cerny served as Director of Operations (1990-1993) and Director of Sales & Marketing (1988 to 1990) for the Materials Technology Division of Johnson Matthey, Inc., a precious metals fabricator.

ITEM 2 - PROPERTIES
- - -------------------

The Company moved its administrative offices to the headquarters of Ney in 1992. Ney owns two buildings, totaling 100,000 square feet within a 19 acre industrial
park in Bloomfield, Connecticut.   This site contains the principal operations
of the Electronics Division and Ney's general administrative offices. Ney also owns a 50,000 square foot building in Yucaipa, California, on 7.5 acres. This building contains the manufacturing operations for dental equipment, including vacuum porcelain furnaces, burnout ovens, handpeices and commercial ultrasonic cleaners.

The Company also owns a 108,000 square foot building located in Bloomfield, Connecticut. The Registrant leases portions of this facility to its subsidiaries NDI, Ney Ultrasonics and its former subsidiary, Digital GraphiX, as well as to third parties. See Note 9 to the Company's Consolidated Financial Statements contained in Item 8 for a discussion of the indebtedness related to this property. The Registrant believes that its plants and properties, and the production capacities thereof, are suitable and adequate for its business needs of the present and immediately foreseeable future.


ITEM 3 - LEGAL PROCEEDINGS
- - --------------------------

ANLAB Matter
- - ------------

As previously reported, the Company's subsidiary, ANLAB, Inc. (ANLAB) (formerly known as Andersen Laboratories, Inc.) brought suit in Connecticut Superior Court in the Judicial District of Hartford/New Britain in February 1993 against Andersen Laboratories, Inc. (Andersen Laboratories) (formerly known as ALIOC, Inc.) to collect on a Promissory Note (Note) in the stated principal amount of $500,000. This Note, which had been issued by Andersen Laboratories to ANLAB as partial consideration for the sale of the ANLAB assets to Andersen Laboratories in January 1989, accrued interest on the unpaid balance at the rate of 10.5% per year. Andersen Laboratories filed its answer, special defenses and counterclaims on August 13, 1993 alleging that, among other things, ANLAB had breached certain representations and warranties contained in that certain asset sale and purchase agreement by and among ALIOC, Inc., Andersen Laboratories, Inc. and Andersen Group, Inc. dated as of August 29, 1988 (the Asset Sale and Purchase Agreement) thereby making the Note unenforceable against Andersen Laboratories and making ANLAB liable to Andersen Laboratories for money damages of an unspecified amount.

On September 14, 1993 Andersen Laboratories filed a motion to implead the Company as a party to the action, which was opposed by ANLAB. After briefing and argument, on December 7, 1993 the Court denied Andersen Laboratories' motion to implead the Company as a party to the action. As a result, Andersen Laboratories commenced an action against the Company in Connecticut Superior Court in the Judicial District of Hartford/New Britain which alleged, among other things, that the Company had breached certain representations and warranties contained in the Asset Sale and Purchase Agreement and thereby made the Company liable to Andersen Laboratories for money damages of an unspecified amount.

On December 15, 1994, ANLAB settled its dispute with Andersen Laboratories. Andersen Laboratories paid $540,000 to ANLAB for cancellation of the Note and all parties exchanged mutual releases and withdrew the pending actions.

Seratronics Matter
- - ------------------

Althin CD Medical, Inc. (Althin) filed a complaint against the Company's subsidiary Seratronics in August 1992, that was substantially amended in January 1995, in the U.S. District Court for the Southern District of Florida, asserting various claims, including breach of contract for failure to pay royalties arising out of a License Agreement with Althin's predecessor, CD Medical, Inc., and claims arising out of the management of Seratronics' business by Fresenius U.S.A., Inc. Althin has claimed money damages of not less than $300,000. Seratronics has denied all claims and has filed counterclaims against Althin alleging misuse by Althin of know-how and technology licensed exclusively to Seratronics and breach of Althin's covenant of good faith and fair dealing with Seratronics. The case is presently in the discovery phase. Seratronics intends to strongly defend these claims and to vigorously assert its counterclaims. The ultimate outcome of the litigation discussed above or the necessity for any provision for liability which may result cannot presently be determined. See Note 18 to the Company's Consolidated Financial Statements for the fiscal year ended February 28, 1995 contained in Item 8.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------

None.

                                    PART II
                                    -------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS
- - ----------------------------------------------------

The Registrant's Common Stock is traded on The Nasdaq Stock Market under the symbol (ANDR) with quotes supplied by the National Market System of the National Association of Securities Dealers, Inc. (NASDAQ).

The number of record holders of the Registrant's Common Stock on May 19, 1995 was 754. During fiscal year 1995 the Registrant did not pay any cash dividends. The Company's high and low sales prices for the common equity, for each full quarterly period within the two most recent fiscal years, is included below.
The stock prices shown were obtained from NASDAQ. They represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                            High                Low
                            ----                ---
1995
  First Quarter            $7 1/2             $4 1/4
  Second Quarter            7 1/2              4
  Third Quarter             5 3/4              3 1/2
  Fourth Quarter            4                  2 3/4

1994
  First Quarter            $8 1/4             $6 1/4
  Second Quarter            7 3/4              5
  Third Quarter             5 1/4              3 3/4
  Fourth Quarter            5 1/2              3 3/4

The Indenture relating to the Company's 10 1/2% Convertible Subordinated Debentures contains a covenant which restricts payment of dividends on, or repurchases or redemptions of, the Company's capital stock (Restrictive Covenants). As a result of the losses incurred in fiscal years 1993, 1994 and 1995 and redemptions or repurchases of the Company's Series A Cumulative Convertible Preferred Stock (Preferred Stock) in fiscal 1992 and 1993, the Company has been precluded from paying dividends on its capital stock since approximately April 15, 1993, by the Restrictive Covenants. In light of recent operating results, the Company believes that it is doubtful that it will be able to generate sufficient earnings to permit the Company to pay dividends on or to redeem (on a mandatory or voluntary basis) or repurchase shares of the Company's common or Preferred Stock unless the Company realizes a significant gain from one or more sales of all or a portion of its assets.


ITEM 6 - SELECTED FINANCIAL DATA
- - --------------------------------

The following table summarizes certain financial data with respect to the Company and is qualified in its entirety by the Consolidated Financial Statements of the Company for the fiscal year ended February 28, 1995 contained in Item 8.

                                      1995       1994       1993       1992       1991
- - --------------------------------------------------------------------------------------
Net sales and revenues/1,2/        $66,850    $56,029    $47,091    $44,031    $ 4,767
- - --------------------------------------------------------------------------------------
Income (loss) from continuing
  operations                          (367)      (983)      (476)       856        489
- - --------------------------------------------------------------------------------------
Net income (loss)                     (388)      (868)    (2,685)       931        520
- - --------------------------------------------------------------------------------------
Income (loss) applicable to
  common shares                       (975)    (1,468)    (3,355)       139        520
- - --------------------------------------------------------------------------------------
Income (loss) from continuing
  operations per common share        (0.49)     (0.86)     (0.65)      0.04       0.27
- - --------------------------------------------------------------------------------------
Income (loss) per common share,
  primary                            (0.50)     (0.80)     (1.89)      0.08       0.29
- - --------------------------------------------------------------------------------------
Depreciation, amortization and
  accretion                          2,329      3,368      3,287      3,014        461
- - --------------------------------------------------------------------------------------
Total assets                        43,679     48,590     52,337     59,917     77,232
- - --------------------------------------------------------------------------------------
Total debt and redeemable
  preferred stock                   22,921     26,865     28,407     28,765     29,604
- - --------------------------------------------------------------------------------------
Common and other stockholders'
  equity                             9,913     10,837     11,482     14,024     13,962
- - --------------------------------------------------------------------------------------
Book value per common share           5.13       5.62       6.46       7.94       7.90
- - --------------------------------------------------------------------------------------

/1/ The Company acquired The J.M. Ney Company on February 28, 1991 and as such its results have been included in net sales for years 1992-1995.

/2/  Included in 1994 and 1995 are the results of Digital GraphiX.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- - ---------------------------------------------------------

RESULTS OF OPERATIONS
- - ---------------------

1995 vs. 1994
- - -------------

For the year ended February 28, 1995, the Company's net sales totaled $63,407,000, an increase of $8,937,000 or 16.4% from $54,470,000 for the year ended February 28, 1994.

In 1995, net sales for the Company's Dental segment were $37,984,000, an increase of $2,970,000, or 8.5%, from $35,014,000 in 1994. The growth in sales principally reflects strong results in the Company's domestic market, which increased by $1,839,000 and in the international markets which increased by $1,131,000. Domestic and international unit alloy sales increased by 10.2% and 4.3%, respectively, from the prior year. Also, a significant portion of the Company's dental products has a large precious metal component, principally gold and palladium. During the year, the price of palladium increased, with a corresponding increase in average selling prices (ASPs). Sales of dental equipment increased 8.3% over the prior year due primarily to the continued growth in shipments of the Company's Centurion vacuum porcelain furnace.

The Electronics Segment, which consists of the Electronics Division and Ney Ultrasonics, and includes electronic connectors and components, precious metal materials and industrial ultrasonic cleaners, had net sales in 1995 of $18,425,000, a 21.8% increase from $15,126,000 in the prior year. The Electronics Division sales increased approximately $2,944,000, or 26.4%, to $14,079,000. While sales to each of five markets of the Electronics Division grew by at least 10%, the medical market expanded by approximately $1.5 million or 175%. Precious metal materials and parts supplied to the dental implant industry is responsible for most of this growth. Sales of industrial ultrasonic cleaners increased 8.9% to $4,346,000. The phase in of federal requirements to eliminate the use of ozone-depleting chemicals, has caused the growth of this product line.

Sales in the Company's Video segment were $6,998,000, a 59.0% increase from the prior year. On October 19, 1994 the Company's video products subsidiary acquired the Graphics Systems Division of The Grass Valley Group, Inc. (see Liquidity and Capital Resources below and Item 1; Business - General). The current year operating results include $2,793,000 of sales which are related to this newly acquired product line. Offsetting these additional sales was a slight reduction in sales of certain previously existing products resulting from a decrease in demand due to continued competition and technological advances in the marketplace.

Investment and other income for 1995 totaled $3,443,000, an increase of $1,884,000, or 120.8%, from the prior year. The results for the current year include a one-time gain of $3,223,000 from the sale of the Company's investments in two cellular telephone partnerships. However, during the prior year the Company generated approximately $610,000 more of capital gains on sales of portfolio securities and $305,000 of additional rental income from its 1280 Blue Hills Avenue, Bloomfield, Connecticut facility.

On May 10, 1994 the Company sold its 34% partnership interest in the nonwireline cellular telephone license in the North Carolina 3 Rural Service Area to Centennial Cellular Corporation (Centennial) for a combination of cash and Centennial Common Stock. All of the Centennial Common stock acquired by the Company in the transaction was immediately sold. The Company recognized a gain of $1,316,000 on this sale from its original investment of $2,090,000 made in August 1991. On August 23, 1994 the Company sold its 9.6% general partnership interest in MidSouth Cellular L.P. (MidSouth), a nonwireline cellular telephone franchise to Centennial for a combination of cash and stock. Under terms of the sale agreement, the cash consideration received by the Company was utilized to satisfy certain liabilities of MidSouth. A portion of the Company's share of the common stock received was sold on the open market; however, the Company continues to hold 40,113 shares. The Company recognized a gain of $1,907,000 on the sale of its MidSouth interest which had been acquired in 1992 for approximately $2.7 million.

Cost of sales, as a percentage of net sales, was 70.2% for 1995, as compared to 69.0% for 1994. The Dental segment's cost of sales increased to 71.8% from 71.3% in 1994. The increase in palladium prices and a corresponding increase in ASPs resulted in lower gross margin percentages for the segment's precious metal-based products, contributing, in part, to the increase of cost of sales. In addition, continued competition in the segment's domestic markets has resulted in pressure on ASPs and gross margins.

The Electronics Segment's cost of sales, as a percentage of net sales, decreased to 69.8% for 1995, as compared to 71.2% in the prior year. Increased sales of precious metal materials helped absorb fixed overhead costs and decreased the cost of goods sold percentage.

The Video segment's cost of sales as a percentage of net sales at 63.9% increased from 42% for the prior year. Included in the prior year were sales of consignment inventory obtained at a reduced cost from DF/X (See Discontinued Operation below for a further discussion).

Selling, general and administrative expenses for 1995 totaled $17,991,000, an increase of $1,207,000 from $16,784,000 in 1994. As a percentage of net sales, these expenses decreased to 28.4% in 1995 from 30.8% in 1994. The Company has been able to maintain its administrative cost level while continuing to increase its sales.

Research and development expenses for 1995 were $3,545,000, as compared to $3,167,000 in 1994. The Company's commitment to product development in its Electronics, Dental and Video segments will likely result in keeping future research and development expenditures at nearly 6.0% of sales.

Interest expense decreased to $1,447,000 in 1995 from $1,463,000 in 1994. The slight decrease reflects reduced interest expense associated with the repayment of $4,042,000 in outstanding indebtedness in 1995. This was substantially offset by a three percentage point increase in short-term borrowing rates.

For 1995, the loss from continuing operations before income taxes and extraordinary gain was $651,000, a decrease of $2,307,000 from a loss of $2,958,000 in fiscal 1994. This was primarily attributable to the gains on the sale of the cellular investments which were offset by additional losses from the Video segment.

For 1995, the Company had an income tax benefit from continuing operations of $284,000, as compared to a benefit of $1,975,000 in 1994. The decreased benefit primarily reflects lower operating losses in 1995. The income tax benefit represents the effective income tax rate for the fiscal year, including adjustments to the Company's deferred income tax liability for prior years' taxes.

Loss from continuing operations before extraordinary items for 1995 was $367,000, a reduction of $616,000 from the loss of $983,000 in 1994.

During fiscal 1993, the Company recorded a loss from discontinued operations, net of an income tax benefit, of $2,342,000 (see Discontinued Operation below).

During 1995, the Company retired $823,000 of the Company's 10 1/2% Convertible Subordinated Debentures and the remaining $2,976,000 of the Company's 11% Subordinated Notes, which resulted in an extraordinary after-tax loss of $21,000. In 1994, after-tax gains totaled $115,000.

Net loss for 1995 was $388,000, as compared to net loss of $868,000 in 1994, a decrease of $480,000 which is principally attributable to the reasons discussed above.

Preferred stock dividends, including accretion, decreased to $587,000 in 1995, as compared to $600,000 in 1994, as the result of stock conversions during the past two years.

For 1995, loss applicable to common shares was $975,000, as compared to a loss of $1,468,000 in 1994.

1994 vs. 1993
- - -------------

For the year ended February 28, 1994, the Company's net sales totaled $54,470,000, an increase of $8,967,000 from $45,503,000 for the year ended
February 28, 1993. Included in net sales for fiscal 1994 is $4,400,000 of commission and sales revenue from the Company's Video segment.

In 1994, net sales for the Company's Dental segment were $35,014,000, an increase of $3,552,000, or 11.3%, from $31,462,000 in 1993. The growth in sales principally reflects strong results in the Company's domestic markets, which increased by $2,203,000 and in the international markets which increased by $1,349,000. An increase in gold and palladium prices led to a corresponding increase in average selling prices (ASPs). Worldwide, unit alloy sales were consistent with the prior year. Sales of dental equipment increased $787,000 over the prior year due primarily to the introduction of the Company's new Centurion vacuum porcelain furnace.

The Electronics Segment had net sales in 1994 of $15,126,000, a 7.9% increase from $14,019,000 in the prior year. Sales of electronic connectors and components increased approximately $130,000, or 1.2%, to $11,135,000. An increase in medical and automotive market sales more than offset the continued decline in military and defense-related sales.

Sales of industrial ultrasonic cleaners increased 32.4% to $3,991,000. Market acceptance of the Company's EnviroSONIK product line, coupled with ongoing federal regulation and market requirements to eliminate the use of ozone-depleting chemicals, accounted for the increase.

Investment and other income for 1994 totaled $1,559,000, a decrease of $29,000, or 1.8%, from the prior year. During the year, the Company's total cash and marketable securities declined by $4,986,000 to $2,625,000, with an associated decrease in investment income. However, during the year the Company generated approximately $800,000 of capital gains on sales of portfolio securities to offset decreased investment income.

Cost of sales, as a percentage of net sales, was 69.0% for 1994, as compared to 68.5% for 1993. The Dental segment's cost of sales increased to 71.3% from 70.2% in 1993. The increase in precious metal prices and a corresponding increase in ASPs resulted in lower gross margin percentages for the segment's precious metal-based products, contributing, in part, to the increase in cost of sales. International sales, which typically result in higher gross margins, constitute a smaller percentage of the segment's total sales in 1994. In addition, continued competition in the segment's domestic markets resulted in pressure on ASPs and gross margins.

The Electronics Segment's cost of sales, as a percentage of net sales, increased to 71.2% for 1994, as compared to 64.8% in the prior year. To gain further market acceptance, the EnviroSONIK product line was sold at prices generating low gross margin percentages. This strategy was found necessary due to the softening and delay of government regulations regarding the use of ozone-depleting chemicals.

The Video segment's cost of sales as a percentage of sales was 42%. Through December 1993 the segment was selling consignment inventory obtained at a reduced cost from DF/X (See Discontinued Operation below).

Selling, general and administrative expenses for 1994 totaled $16,784,000, an increase of $3,370,000 from $13,414,000 in 1993. As a percentage of net sales, these expenses increased to 30.8% in 1994 from 29.5% in 1993. In addition to the inclusion of the Video segment, the Company initiated numerous sales and marketing programs, primarily in the international dental market, which contributed to this increase. Higher legal costs due to a settled lawsuit were also responsible for this change.

Research and development expenses for 1994 were $3,167,000, as compared to $2,590,000 in 1993. As a percentage of net sales, these expenses increased to 5.8% in 1994 from 5.7% in 1993. The Company's commitment to product development in its Electronics, Dental and Video segments will likely result in keeping future research and development expenditures at this level.

Interest expense decreased to $1,463,000 in 1994 from $1,641,000 in 1993. The decrease reflects reduced interest expense associated with the repayment of $1,258,000 in outstanding indebtedness in 1994.

For 1994, the loss from continuing operations before income taxes and extraordinary gain was $2,958,000, an increase of $827,000 from a loss of $2,131,000 in fiscal 1993.

For 1994, the Company had an income tax benefit from continuing operations of $1,975,000, as compared to a benefit of $1,655,000 in 1993. The increased benefit primarily reflects higher operating losses in 1994.

Loss from continuing operations before extraordinary item for 1994 was $983,000, an increase of $507,000 from the loss of $476,000 in 1993.

During fiscal 1993, the Company recorded a loss from discontinued operations, net of an income tax benefit, of $2,342,000 (See Discontinued Operation below).

During 1994, the Company retired $1,160,000 of the Company's 10 1/2% Convertible Subordinated Debentures, which resulted in an extraordinary after-tax gain of $115,000. In 1993, similar after-tax gains totaled $133,000.

Net loss for 1994 was $868,000, as compared to net loss of $2,685,000 in 1993.

Preferred stock dividends, including accretion, decreased to $600,000 in 1994, as compared to $670,000 in 1993, as the result of redemptions in 1993 and conversions in 1994 and 1993.

For 1994, loss applicable to common shares was $1,468,000, as compared to a loss of $3,355,000 in 1993.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

At February 28, 1995, the Company's cash, short-term investments and marketable securities totaled $4,889,000, an increase of $2,264,000 from $2,625,000 at February 28, 1994. The marketable securities were invested principally in non-investment grade, high-yield municipal bonds, Centennial common stock and the common stock of certain financial institutions. During the fiscal year ended February 28, 1995, the Company sold its two investments in cellular telephone partnerships in exchange for proceeds of $7,511,000 and 40,113 shares of Centennial Common stock. As discussed below, a portion of the proceeds was utilized to repay indebtedness and to increase the working capital of the Dental and Electronics segments. The increase in cash, short-term investments and marketable securities is attributable to the remaining proceeds from the sale of the Company's cellular investments.

The Company utilized $3,706,000 of the proceeds from the cellular sales to redeem a portion of its long-term indebtedness. In the second quarter, the Company repurchased $823,000 of its 10 1/2% convertible subordinated debentures for approximately $744,000 and $131,000 of its 11% subordinated notes payable, at approximately 95% of face value, in open market transactions. On September 26, 1994 the Company redeemed the remainder of its outstanding 11% subordinated notes payable in the principal amount of $2,838,000. At February 28, 1995, the Company's outstanding indebtedness and redeemable cumulative convertible preferred stock totaled $22,921,000, as compared to $26,865,000 at the end of fiscal 1994.

On October 19, 1994 New Microtime acquired certain assets of the Graphics Systems Division (GSD) of The Grass Valley Group, Inc. (Grass Valley) in exchange for three year 7.5% promissory notes totalling $2,035,000 and a minimum royalty fee of $600,000 payable over three years. The acquired product lines were integrated with other products sold by New Microtime. In January 1995, the combined entity began operating under the name Digital GraphiX (DGI). Grass Valley is continuing to sell its former GSD products as DGI's worldwide non-exclusive master distributor.

At February 28, 1995 Ney had $3,200,000 in outstanding borrowings against its $8.5 million demand revolving credit facility. The proceeds from this facility have been utilized primarily to fund inventories and receivables. This facility is secured by certain of Ney's receivables and precious metal inventories.

The Indenture relating to the Company's 10 1/2% Convertible Subordinated Debentures contains covenants restricting payment of dividends on or repurchases or redemptions of the Company's capital stock. As the result of the losses incurred in fiscal years 1993, 1994 and 1995, the Company is currently prohibited by such covenants from making payments on its common or Preferred Stock. The Company will only be permitted to pay dividends on or redeem the Preferred Stock or the common stock to the extent cumulative "consolidated net income" (as defined) earned after the 1995 fiscal year exceeds $2,452,674. Further, the Company is prohibited under the Indenture relating to its 1979 and 1983 Industrial Development Bonds (IDB Indenture) from issuing additional "long-term debt" with certain exceptions (as defined in the IDB Indenture), unless (1) its average annual "pre-tax income" for the three preceding fiscal years (as defined in the IDB Indenture), shall have equaled at least 1.6 times the sum of the annual "interest charges" (as defined in the IDB Indenture) or
(2) its pre-tax income for a twelve calendar month period, ended not more than six months prior to the issuance of the additional long-term debt, shall have equaled at least three times the sum of the annual interest charges on such long-term debt. As a consequence of the losses in previous years, this prohibition will remain in effect until sufficient income is generated to satisfy the test.

Additional financings or restructurings of existing financing obligations will be necessary to fund the Company's capital and financial commitments in future periods. The Company believes that funds from operations, sale of existing investments or businesses and potential future refinancings will be sufficient to meet its anticipated working capital and debt service requirements for the foreseeable future, but there can be no assurance as to the consumation of these future events or the terms thereof.

DISCONTINUED OPERATION
- - ----------------------

In fiscal 1993 the Company sold its digital video effects subsidiary at book value for preferred stock and notes issued by the buyer, Digital F/X, Inc. (DF/X). The Company recorded a pre-tax charge of $1,220,000 for severance, legal and shut down costs at the time of sale and in April 1993 established a reserve of $3,000,000 against its investment in DF/X as a consequence of deteriorating operations at DF/X.

In January 1994, in conjunction with a filing by DF/X for protection under Chapter 11 of the United States Bankruptcy Code and a settlement of pending litigation between DF/X and the Company, the Company's New Microtime Inc. subsidiary acquired the Broadcast Division of DF/X, including the assets of its former video effects subsidiary, and made a $470,000 payment to the bankruptcy estate of DF/X. The Company's investment in DF/X preferred stock and notes and the $470,000 payment, an aggregate of $4,280,163 at February 28, 1994, has been allocated to the acquired assets, and New Microtime's results of operations have been consolidated in the Company's fiscal 1994 Consolidated Financial Statements. As discussed above, New Microtime acquired the Graphics System Division of Grass Valley on October 19, 1994 and changed its name to Digital GraphiX in January 1995. On May 2, 1995 DGI completed the sale of 64,800 shares of its stock which reduced AGI's ownership in DGI to 19%; as such its assets and liabilities are shown as Investment in Digital GraphiX in the Company's Consolidated Financial Statements for the fiscal year ended February 28, 1995.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- - ----------------------------------------------------

The financial statement schedules are filed as part of Part IV, Item 14, of this Annual Report on Form 10-K.

The Registrant's consolidated financial statements are set forth below.

The following table summarizes certain financial data with respect to the Company and is qualified in its entirety by the Company's Consolidated Financial Statements for the fiscal year ended February 28, 1995 contained in this Item.

Selected Quarterly Financial Data

1995                                                      May 31    August 31  November 30  February 28
- - -------------------------------------------------------------------------------------------------------
Net sales and revenues                                   $17,570      $16,459      $16,106      $16,715
Income (loss) from continuing operations                     780          528         (452)      (1,223)
Net income (loss)                                            781          566         (512)      (1,223)
Income (loss) applicable to common shares                    633          418         (655)      (1,371)
- - -------------------------------------------------------------------------------------------------------
Earnings (loss) per common share:
Continuing operations                                       0.33         0.19        (0.31)       (0.70)
Income (loss) per common share                              0.33         0.21        (0.34)       (0.70)
- - -------------------------------------------------------------------------------------------------------
1994                                                      May 31    August 31  November 30  February 28
- - -------------------------------------------------------------------------------------------------------
Net sales and revenues/1/                                $13,683      $14,178      $14,233      $13,935
Income (loss) from continuing operations                     129         (125)        (194)        (793)
Net income (loss)                                            165          (60)        (181)        (792)
Income (loss) applicable to common shares                     12         (210)        (331)        (939)
- - -------------------------------------------------------------------------------------------------------
Earnings (loss) per common share:
Continuing operations                                      (0.01)       (0.16)       (0.18)       (0.51)
Income (loss) per common share                              0.01        (0.12)       (0.18)       (0.51)
- - -------------------------------------------------------------------------------------------------------

/1/ Net sales and revenues for 1994 has been revised to reflect the operations of Digital GraphiX, which had previously been reflected as a discontinued operation. See Note 17 to the Company's Consolidated Financial Statements for the fiscal year ended February 28, 1995 contained in this Item.

ANDERSEN GROUP, INC.
Consolidated Statements of Operations
Years ended February 28, 1995, 1994 and 1993

                                              1995          1994          1993
- - ------------------------------------------------------------------------------
Revenues:
Net sales                              $63,407,440   $54,469,822   $45,503,282
Investment and other income              3,442,558     1,559,440     1,588,047
- - ------------------------------------------------------------------------------
                                        66,849,998    56,029,262    47,091,329
- - ------------------------------------------------------------------------------
Costs and expenses:
Cost of sales                           44,517,925    37,573,656    31,166,289
Selling, general and
 administrative                         17,991,117    16,784,178    13,413,724
Research and development                 3,544,978     3,166,804     2,590,096
Restructuring charge                             -             -       949,795
Gain on post-retirement plan
 change                                          -             -      (538,596)
Interest expense                         1,447,315     1,462,525     1,640,805
- - ------------------------------------------------------------------------------
                                        67,501,335    58,987,163    49,222,113
- - ------------------------------------------------------------------------------
 Loss from continuing operations
  before income taxes and
  extraordinary item                      (651,337)   (2,957,901)   (2,130,784)
Income tax benefit                         283,931     1,974,618     1,654,803
- - ------------------------------------------------------------------------------
 Loss from continuing operations
  before extraordinary item               (367,406)     (983,283)     (475,981)
Loss from discontinued operation,
 net of income tax benefit of
 $1,883,007                                      -             -    (2,341,918)
- - ------------------------------------------------------------------------------
 Loss before extraordinary item           (367,406)     (983,283)   (2,817,899)
Extraordinary gain (loss) from
 early extinguishment of debt, net of
 income taxes                              (20,546)      114,963       133,218
- - ------------------------------------------------------------------------------
 Net loss                                 (387,952)     (868,320)   (2,684,681)
Preferred dividend requirement            (586,936)     (599,872)     (669,821)
- - ------------------------------------------------------------------------------
 Loss applicable to common  shares     $  (974,888)  $(1,468,192)  $(3,354,502)
- - ------------------------------------------------------------------------------
Earnings (loss) per common share:
Continuing operations                  $      (.49)  $      (.86)  $      (.65)
Discontinued operations                          -             -         (1.32)
Extraordinary item                            (.01)          .06           .08
- - ------------------------------------------------------------------------------
 Loss per common share                 $      (.50)  $      (.80)  $     (1.89)
- - ------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

ANDERSEN GROUP, INC.
Consolidated Balance Sheets
Years Ended February 28, 1995 and 1994

Assets                                                      1995          1994
- - -------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                            $ 2,708,926   $ 2,061,220
Marketable securities                                  2,180,153       564,072
Accounts and other receivables, less allowance
 for doubtful accounts of $359,714 in 1995
 and $426,459 in 1994                                  7,921,364     8,828,232
Inventories                                           12,690,154    13,550,704
Prepaid expenses and other assets                        519,553       692,921
- - ------------------------------------------------------------------------------
   Total current assets                               26,020,150    25,697,149
- - ------------------------------------------------------------------------------
Investments in cellular partnerships                           -     4,760,966
Property, plant and equipment, net                    11,417,762    12,679,835
Prepaid pension expense                                3,516,685     3,369,157
Investment in Digital GraphiX                          1,801,351             -
Other assets                                             922,725     2,082,910
- - ------------------------------------------------------------------------------
                                                     $43,678,673   $48,590,017
- - ------------------------------------------------------------------------------
Liabilities, Redeemable Convertible Preferred
Stock and Common and Other Stockholders' Equity
- - ------------------------------------------------------------------------------
Current liabilities:
Current maturities of long-term debt                 $   343,285   $ 1,532,611
Short-term debt                                        3,200,000     3,237,093
Accounts payable                                       2,119,216     2,525,301
Accrued liabilities                                    5,190,547     4,566,411
Deferred income taxes                                     93,726       516,160
- - ------------------------------------------------------------------------------
   Total current liabilities                          10,946,774    12,377,576
- - ------------------------------------------------------------------------------
Long-term debt, less current maturities                8,784,011    11,601,148
Other long-term obligations                            1,160,142     1,007,028
Deferred income taxes                                  2,281,380     2,273,461
Commitments and contingencies (Notes 14, 18)
Redeemable cumulative convertible preferred
 stock, no par value; authorized 800,000
 shares; issued 789,628 shares; outstanding
 shares of 589,036 in 1995 and 591,920 in 1994;
 net of unamortized discount of $450,872 in 1995
 and $604,106 in 1994; liquidation preference
 $18.75 per share                                     10,593,440    10,494,281
- - ------------------------------------------------------------------------------
Common and other stockholders' equity:
Preferred stock, no par value; authorized
 200,000 shares
Common stock, no par value; authorized
 6,000,000 shares, issued 1,958,205 shares in 1995
 and 1,952,798 in 1994                                 2,103,204     2,103,150
Additional paid-in capital                             1,924,385     1,873,148
Retained earnings                                      5,975,337     6,950,225
- - ------------------------------------------------------------------------------
                                                      10,002,926    10,926,523
Treasury stock, at cost, 24,000 shares                   (90,000)      (90,000)
- - ------------------------------------------------------------------------------
   Total common and other stockholders' equity         9,912,926    10,836,523
- - ------------------------------------------------------------------------------
                                                     $43,678,673   $48,590,017
- - ------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

ANDERSEN GROUP, INC.
Consolidated Statements of Cash Flows
Years ended February 28, 1995, 1994 and 1993

                                                1995          1994          1993
- - ---------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                 $  (387,952)  $  (868,320)  $(2,684,681)
Adjustments to reconcile net loss to
 net cash used for operating activities:
  Depreciation, amortization and
   accretion                               2,329,428     3,367,519     3,287,416
  Deferred income taxes                     (414,515)   (2,007,395)   (3,331,523)
  Gain on sale of cellular investments    (3,223,076)            -             -
  Loss (gain) on redemptions of
   long-term debt                             31,129      (174,185)     (157,505)
  Pension income                            (147,528)     (194,276)     (306,416)
  Gain on disposal of property, plant
   and equipment                             (62,150)            -             -
  Gain on post-retirement plan change              -             -      (538,596)
  Net assets of discontinued operation             -             -     3,698,468
  Investment in Digital GraphiX            2,014,184             -             -
Changes in operating assets and
 liabilities, net of changes from sale
 of subsidiary in 1993:
  Account and notes receivable              (644,870)   (2,090,181)     (345,357)
  Inventories                             (1,095,910)   (2,605,979)     (255,725)
  Prepaid expenses and other assets          667,215     2,009,065       879,164
  Accounts payable                          (144,233)     (396,883)      563,138
  Accrued expenses and other long-term
   obligations                               397,609       502,303    (1,339,553)
- - ---------------------------------------------------------------------------------
   Net cash used for operating
    activities                              (680,669)   (2,458,332)     (531,170)
- - ---------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of property, plant
 and equipment                               337,153             -             -
Purchase of property, plant and
 equipment                                (1,436,372)   (1,112,157)   (2,305,901)
Sale (purchase) of marketable
 securities                               (1,004,380)    4,901,658     3,937,242
Proceeds from sale of cellular
 partnerships                              7,511,068             -             -
Investments in cellular partnerships               -       (40,707)   (1,980,065)
Purchase of Microtime assets                       -      (470,000)            -
- - ---------------------------------------------------------------------------------
   Net cash provided by (used for)
    investing activities                   5,407,469     3,278,794      (348,724)
- - ---------------------------------------------------------------------------------
Cash flows from financing activities:
Principal payments on long-term debt      (4,042,001)   (1,257,874)   (1,377,266)
Redemptions of preferred stock                     -      (119,158)   (2,143,887)
Dividends paid                                     -      (114,642)     (618,100)
Proceeds from issuance of short-term
 debt, net                                   (37,093)      (12,907)    3,250,000
Proceeds from capital lease obligations            -             -       682,633
Issuance of common stock                           -       599,999             -
- - ---------------------------------------------------------------------------------
   Net cash used for financing
    activities                            (4,079,094)     (904,582)     (206,620)
- - ---------------------------------------------------------------------------------
   Net increase (decrease) in cash and
    cash equivalents                         647,706       (84,120)   (1,086,514)
   Cash and cash equivalents,
    beginning of year                      2,061,220     2,145,340     3,231,854
- - ---------------------------------------------------------------------------------
   Cash and cash equivalents, end of
    year                                 $ 2,708,926   $ 2,061,220   $ 2,145,340
- - ---------------------------------------------------------------------------------
Supplemental disclosure of cash flow
 information:
Cash paid for:
 Interest                                $ 1,503,148   $ 1,404,555   $ 1,542,533
 Income taxes, net                       $   165,677   $   114,832   $   207,499
- - ---------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

ANDERSEN GROUP, INC.
Consolidated Statements of Common and Other Stockholders' Equity
Years ended February 28, 1995, 1994 and 1993

                                                            Additional
                                         - Common Stock -      Paid-In     Retained   Treasury
                                        Shares      Amount     Capital     Earnings      Stock         Total
- - ------------------------------------------------------------------------------------------------------------
Balance, February 29, 1992           1,791,165  $2,101,533  $  151,196  $11,861,277   $(90,000)  $14,024,006

Preferred stock dividends
 and accretion                               -           -           -     (669,821)         -      (669,821)

Common stock dividends                       -           -           -      (88,358)         -       (88,358)

Gain on redemption of redeemable
 preferred stock                             -           -     817,617            -          -       817,617

Conversion of preferred stock            8,915          89      82,679            -          -        82,768

Net loss                                     -           -           -   (2,684,681)         -    (2,684,681)
- - ------------------------------------------------------------------------------------------------------------
Balance, February 28, 1993           1,800,080   2,101,622   1,051,492    8,418,417    (90,000)   11,481,531

Preferred stock dividends
 and accretion                               -           -           -     (599,872)         -      (599,872)

Gain on redemption of redeemable
 preferred stock                             -           -      41,147            -          -        41,147

Conversion of preferred stock           19,385         194     181,844            -          -       182,038

Common stock issuance                  133,333       1,334     598,665            -          -       599,999

Net loss                                     -           -           -     (868,320)         -      (868,320)
- - ------------------------------------------------------------------------------------------------------------
Balance, February 28, 1994           1,952,798   2,103,150   1,873,148    6,950,225    (90,000)   10,836,523

Preferred stock dividends
 and accretion                               -           -           -     (586,936)         -      (586,936)

Conversion of preferred stock            5,407          54      51,237            -          -        51,291

Net loss                                     -           -           -     (387,952)         -      (387,952)
- - ------------------------------------------------------------------------------------------------------------
Balance, February 28, 1995           1,958,205  $2,103,204  $1,924,385  $ 5,975,337   $(90,000)  $ 9,912,926
- - ------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

     ANDERSEN GROUP, INC.
     Notes to Consolidated Financial Statements
     Years ended February 28, 1995, 1994 and 1993


     (1) Nature of Business
         ------------------

         Andersen Group, Inc. (the Company) is a diversified holding company. Its subsidiaries manufacture dental alloys and equipment, electronic components, industrial ultrasonic cleaners and digital video effects and graphics equipment.

     (2) Summary of Significant Accounting Policies
         ------------------------------------------

         Principles of Consolidation
         ---------------------------

         The Company's financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         Cash and Cash Equivalents
         -------------------------

         Cash and cash equivalents include funds held in investments with an original maturity of three months or less.

         Marketable Securities
         ---------------------

         The Company accounts for its investment portfolio in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The effect of adopting SFAS 115 in 1994 was not material. Investments are categorized as trading, available-for-sale or held-to-maturity. Unrealized gains and losses on trading and available-for-sale securities are recorded in the statement of operations and stockholders' equity, respectively. Held-to-maturity investments are recorded as amortized costs. The investment portfolios of February 28, 1995 and 1994 have been categorized as trading securities. The February 28, 1995 investments consist of approximately $1.52 million of marketable securities and $.68 million of debt securities. The February 28, 1994 investments consist primarily of debt securities.

         Inventories
         -----------

         Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for precious metals and at standard costs which approximate the first-in, first-out
         (FIFO) and average cost methods for the balance of the inventories.

         Property, Plant and Equipment
         -----------------------------

         Property, plant and equipment, including capital leases, are stated at cost and depreciated using the straight-line method over the estimated useful life of the respective assets, as follows:

                    Buildings and improvements  10 - 50 years
                    Machinery and equipment      5 - 10 years
                    Furniture and fixtures       3 - 10 years

         Unamortized Discounts
         ---------------------

         Unamortized discounts on redeemable convertible cumulative preferred stock and subordinated notes payable are accreted using the effective interest method.

         Income Taxes
         ------------

         In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under the asset and liability method utilized under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax values. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         The Company adopted SFAS 109 during fiscal 1993. The effect of adopting this new standard was not material.

         Earnings Per Share
         ------------------

         Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding. Fully diluted net loss per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless anti-dilutive. For 1995, 1994 and 1993, the effect has been anti-dilutive.

         Off-Balance Sheet Hedging
         -------------------------

         The Company has entered into foreign currency and precious metal forward contracts as a hedge against foreign currency exposures and precious metal fluctuations for firm price deliveries, respectively. These contracts limit the Company's exposure to both favorable and unfavorable currency or precious metals price fluctuations.

         Financial Statement Reclassifications
         -------------------------------------

         Certain reclassifications have been made to the 1994 and 1993 financial statements in order to conform with the 1995 presentation.

     (3) Inventories
         -----------

         Inventories consist of the following:

                                               1995         1994
              -----------------------------------------------------
              Raw material                 $   949,992  $ 2,528,861
              Work in process                2,732,345    2,840,311
              Finished goods                10,374,045    8,961,113
              -----------------------------------------------------
                                            14,056,382   14,330,285
              LIFO Reserve                   1,366,228      779,581
              -----------------------------------------------------
                                           $12,690,154  $13,550,704
              -----------------------------------------------------

         At February 28, 1995 and 1994, inventories valued at LIFO cost comprised 54% and 47% of total inventories, respectively.

     (4) Sale of Cellular Partnership Interests
         --------------------------------------

         On May 10, 1994 the Company's subsidiary, Clear Cellular Holdings, Inc. ("Clear") sold its interest in a partnership which owned a cellular communications license to Centennial Cellular Corporation (Centennial). The partnership interest was sold for a combination of cash and Centennial stock. The Centennial stock was immediately remarketed in an open market block transaction. Overall, Clear received $3,316,075 in net proceeds from the partnership interest sale and has an additional $170,000 in escrow subject to a post close review.

         On August 23, 1994 the Company sold its general partnership interest in MidSouth Cellular L.P. (MidSouth), a nonwireline cellular telephone franchise to Centennial. The Company received 281,507 shares of Centennial stock, of which 222,895 shares were sold for $16.69 per share in an open market block transaction and 18,500 shares were sold at $16.48 per share. The Company continues to hold 40,112 shares of Centennial common stock of which 6,845 shares remain in escrow subject to a post close review.

         Excluding the remaining amounts in escrow, the Company has recorded gains from the sale of these cellular partnership interests totalling $3,223,076, which is included in investment and other income.

     (5) Property, Plant and Equipment
         -----------------------------

         Property, plant and equipment consists of the following:

                                                    1995         1994
               ---------------------------------------------------------
               Land and improvements            $ 1,667,622  $ 1,844,814
               Buildings and improvements        10,560,166   10,454,410
               Machinery and equipment            8,320,096    8,089,876
               Furniture and fixtures             1,800,255    1,749,251
               ---------------------------------------------------------
                                                 22,348,139   22,138,351
               Less accumulated depreciation
                 and amortization                10,930,377    9,458,516
               ---------------------------------------------------------
                                                $11,417,762  $12,679,835
               ---------------------------------------------------------

         Depreciation and amortization expense was $1,976,751, $3,164,966, and $3,098,146 in 1995, 1994 and 1993, respectively.

         At February 28, 1995 and 1994, property, plant and equipment includes assets acquired under a capital lease, which will expire in 1998, for certain machinery and equipment of $567,106 with a related allowance for depreciation of $325,815 and $212,394, respectively.

     (6) Short-term Debt
         ---------------

         The Company's major subsidiary, The J.M. Ney Company ("Ney"), has an $8.5 million demand revolving credit facility with a commercial bank of which $3,200,000 was outstanding at February 28, 1995. The facility is secured by certain of Ney's receivables and precious metal inventories. Interest is at the bank's prime rate, 9% at February 28, 1995 or at LIBOR plus 1.75% if the borrowing level is fixed for a period of time. The facility contains covenants which establish certain minimum financial operating ratios for Ney and a specified equity level for the Company.

     (7) Accrued Liabilities
         -------------------

         Accrued liabilities consist of the following:

                                            1995        1994
               -----------------------------------------------
               Employee compensation    $  626,757  $  543,247
               Accrued dividends           883,554     447,068
               Income taxes              1,634,228   1,692,455
               Other                     2,046,008   1,883,641
               -----------------------------------------------
                                        $5,190,547  $4,566,411
               -----------------------------------------------

     (8) Redeemable Cumulative Convertible Preferred Stock
         -------------------------------------------------

         Redeemable cumulative convertible preferred stock is subject to annual mandatory redemption from legally available funds of 160,000 shares at $18.75 per share, or $3,000,000, commencing in March 1996. At the Company's option, shares may be redeemed beginning in March 1993 through February 1996 at escalating prices from $17.75 to $18.75 per share. The Company may make open market purchases, however, it is currently precluded from doing so as discussed below and in Note 9.

         Quarterly dividend payments, ranging from $.1875 to $.4375 per share, are paid based upon the operating income of Ney, as defined. As discussed in Note 9, the Company continues to be restricted from paying dividends since April 15, 1993 until specified cumulative earnings are reached. At February 28, 1995 and 1994 the Company had accrued approximately $884,000 and $447,000, respectively, for payment of prior dividends.

         The preferred shares increase in carrying value at a rate of $.26 per share per year and, as such, approximately $150,000, $153,000 and $173,000 of accretion has been recorded as part of the preferred dividend requirement in the Consolidated Statements of Operations for 1995, 1994 and 1993, respectively.

         The preferred shares are convertible into the Company's common stock at any time at a rate of 1.875 shares of common stock for each preferred share. At February 28, 1995, 1,104,443 shares of common stock have been reserved for conversion.

     (9) Long-term Debt
         --------------

         Long-term debt consists of the following:

                                                            1995        1994
               ----------------------------------------------------------------
               Mortgage note payable, due November
                1999; interest at 7.75%; annual
                principal and interest payments of
                $179,937; secured by certain real
                and personal property                   $  723,193  $   838,171
               Mortgage note payable due December
                2003; interest at varying rates
                from 60-68% of the prime rate, as
                defined (5.8% and 4.1% at February 28,
                1995 and February 28, 1994,
                respectively), payable semi-annually;
                semi-annual principal payments in
                escalating amounts from $49,705 in 1996
                to $101,061 at maturity; secured by
                certain personal property                1,303,790    1,396,882
               Convertible subordinated debentures,
                due October 2001; interest at 10.5%,
                payable semi-annually; annual
                principal payments in varying amounts
                through maturity; unsecured              6,548,000    7,371,000
               Subordinated notes payable, due
                February 1998; interest at 11%,
                payable quarterly; net of unamortized
                discount of $126,431 at February 28,
                1994, unsecured                                  -    2,849,737
               Other                                       552,313      677,969
               ----------------------------------------------------------------
                                                         9,127,296   13,133,759
               Less current maturities                     343,285    1,532,611
               ----------------------------------------------------------------
                                                        $8,784,011  $11,601,148
               ----------------------------------------------------------------

         On September 26, 1994 the Company redeemed all $2,838,000 of its outstanding principal amount 11% subordinated notes payable, due February 1998 at their face value.

         The Company has a master lease line of credit totaling $1,500,000 of which $567,106 has been utilized and $273,300 and $455,000 remained outstanding at February 28, 1995 and 1994, respectively. The line is secured by the underlying leased equipment. Interest is at rates ranging from 8.2% to 8.5%. Repayments are on a monthly basis with interest through 1998.

         The terms of the convertible subordinated debentures call for the annual liquidation of $834,000 face value of debentures, either through open market purchases or mandatory sinking fund payments. Such open market purchases have reduced mandatory sinking fund payments to $19,000 for fiscal 1996. The Company may make an additional optional sinking fund payment of $834,000.

         The debentures are convertible into common stock of the Company at any time prior to maturity, unless previously redeemed, at $16.17 per share, subject to adjustment under certain conditions. At February 28, 1995, 404,948 shares of common stock were reserved for conversion.

         Certain of the debt agreements contain restrictive covenants which establish minimum tangible net worth requirements and limit, among other things, mergers or consolidations, sales of assets, additional long term debt, payments of dividends and stock repurchases. Under the terms of one of the agreements, the Company has been restricted from repurchasing stock or paying dividends since April 15, 1993 until such time as the Company's cumulative earnings, as defined, reach specified amounts.

         Maturities of long-term debt for each of the five years ending February 28/29 are as follows:

               1996                      $  343,285
               1997                       1,160,469
               1998                       1,187,610
               1999                       1,157,227
               2000                       1,153,460
               Thereafter                 4,125,245

    (10) Income Taxes
         ------------
         Income tax benefit (expense) consists of the following:

                                              1995          1994          1993
        ----------------------------------------------------------------------
        Current:
        Federal                          $  (20,000)  $        0    $  346,000
        State                              (100,000)     (92,000)     (164,000)
        Deferred                            414,515    2,007,395     3,331,523
        ----------------------------------------------------------------------
                                         $  294,515   $1,915,395    $3,513,523
        ----------------------------------------------------------------------

         The difference between the actual income tax benefit (expense) and the income tax benefit (expense) computed by applying the statutory Federal income tax rate of 34% to loss before taxes is attributable to the following:

                                               1995          1994         1993
        ----------------------------------------------------------------------
        Income tax benefit                  $199,313   $  946,463   $2,107,389
        State income taxes, net of
         Federal benefit                     (66,000)     (60,720)    (108,240)
        Adjustment of accrual for prior
         years' taxes                        161,202    1,029,652    1,479,337
        Foreign income                             -            -       64,108
        Expenses for which no tax
         benefits recorded                         -            -      (29,071)
        ----------------------------------------------------------------------
                                            $294,515   $1,915,395   $3,513,523
        ----------------------------------------------------------------------

         A deferred income tax (expense) benefit results from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. The principal components of the net deferred asset (liability) which give rise to this deferred income tax (expense) benefit for the years ended February 28, 1995 and 1994 are as follows:

                                                           1995          1994
        ----------------------------------------------------------------------
        Deferred tax liabilities:
        Fixed asset basis differences                $(2,018,085)  $(2,126,552)
        Inventory                                     (1,111,498)   (1,278,198)
        Pension                                       (1,301,527)   (1,236,452)
        Write-off of certain assets                     (560,049)     (928,000)
        Cellular partnership's basis differences               -      (515,910)
        ----------------------------------------------------------------------
          Total deferred tax liabilities              (4,991,159)   (6,085,112)
        ----------------------------------------------------------------------
        Deferred tax assets:
        Post-retirement benefits other than pensions     337,200       291,600
        Capital loss carryforwards                             -       530,141
        Note receivable                                  200,000             -
        Federal operating loss carryforwards           1,241,850     1,462,000
        Federal credit carryforwards                     537,278       572,000
        State operating loss carryforwards               294,537       653,000
        Other                                            488,536       244,750
        ----------------------------------------------------------------------
                                                       3,099,401     3,753,491
        Valuation allowance for deferred tax assets     (483,348)     (458,000)
        ----------------------------------------------------------------------
          Net deferred tax assets                      2,616,053     3,295,491
        ----------------------------------------------------------------------
            Net deferred tax liabilities             $(2,375,106)  $(2,789,621)
        ----------------------------------------------------------------------

         At February 28, 1995 and 1994 the Company's valuation allowance is primarily attributable to State operating loss carryforwards that expire in 1998 and 1999. These allowances reflect uncertainties as to the realization of sufficient income and income tax in the future upon which the State operating loss carryforwards may be utilized. The Company has not established a valuation reserve for its Federal operating loss and credit carryforwards, and reasonably expects that the sale of certain assets, investment securities and certain real property, will generate sufficient income to fully utilize the Federal operating loss and credit carryforwards.

         At February 28, 1995, the Company had $3,652,500 of Federal operating loss carryforwards and $537,278 of Federal credit carryforwards which expire in the years 2009, and 1999 through 2002, respectively. In addition, the Company has State operating loss carryforwards of $4,909,958, which expire in the years 1998 and 1999.

     (11)  Stock Option Plan
           -----------------

         The Company's incentive stock option plan provides for option grants to directors and key employees at prices equal to at least 100% of the stock's fair market value at date of grant. Options are generally exercisable one year after grant. The Company has reserved 150,000 shares of common stock for the exercise of stock options. At February 28, 1995, the Company had 72,700 options available for issue under the plan.

         Activity under the plan is as follows:


                                                    Number               Price
                                                 of shares           per share
            Outstanding options                  -----------------------------
     -------------------------------------------------------------------------
     Balance at February 29, 1992                128,044          $7.00-10.625
      Canceled                                   (35,844)          7.00-10.625
     -------------------------------------------------------------------------
     Balance at February 28, 1993                 92,200             7.00-9.50
      Granted                                      7,000            6.50-6.825
      Canceled                                   (21,600)           7.00-8.375
     -------------------------------------------------------------------------
     Balance at February 28, 1994                 77,600             6.50-9.50
      Canceled                                      (300)                 7.00
     -------------------------------------------------------------------------
     Balance at February 28, 1995                 77,300          $  6.50-9.50
     -------------------------------------------------------------------------

         At February 28, 1995, 77,300 options were exercisable.


     (12)  Retirement Plans
           ----------------

           The Company maintains both noncontributory defined benefit and defined contribution plans, which collectively cover substantially all full-time employees. The defined contribution plans are funded annually through contributions in amounts that can be deducted for Federal income tax purposes. Benefits payable under all plans are based upon years of service and compensation levels.

           The plan assets, which are managed by third-party trustees, include equity securities, government and corporate debt securities and other fixed income obligations.

           The following table sets forth the actuarially determined funded status of the Company's defined benefit plan and amounts recognized in the Company's consolidated balance sheets:

                                                             1995          1994
      -------------------------------------------------------------------------
      Actual present value of
      benefit obligations:
       Vested                                         $10,314,808   $ 9,289,101
       Non-vested                                         275,901       153,253
      -------------------------------------------------------------------------
         Accumulated benefit obligation                10,590,709     9,442,354
      Effect of projected compensation
       increases                                          498,089     1,358,577
      -------------------------------------------------------------------------
         Projected benefit obligation                  11,088,798    10,800,931
      Plan assets at fair value                        14,480,654    14,519,638
      -------------------------------------------------------------------------
      Plan assets in excess of projected
       benefit obligation                               3,391,856     3,718,707
      Unrecognized prior service cost                    (222,461)     (115,772)
      Unrecognized net gain (loss) on plan assets         347,290      (233,778)
      -------------------------------------------------------------------------
      Prepaid pension expense                         $ 3,516,685   $ 3,369,157
      -------------------------------------------------------------------------

           For fiscal years 1995, 1994 and 1993, the projected benefit obligations and pension income were determined using the following components:

                                                   1995        1994        1993
- - -------------------------------------------------------------------------------
Discount rate                                      7.5%        7.5%        8.5%
- - -------------------------------------------------------------------------------
Future compensation growth rate                    5.5%        5.5%        6.5%
- - -------------------------------------------------------------------------------
Long-term rate of return on plan assets            8.5%        8.5%        8.5%
- - -------------------------------------------------------------------------------

         Net pension income for the Company's funded defined benefit plan for 1995, 1994 and 1993 includes the following components:

                                                 1995           1994         1993
- - ---------------------------------------------------------------------------------
        Service cost of benefits accrued   $   285,748   $   313,849   $ 284,588
        Interest cost on projected
         benefit obligations                   783,725       756,519     717,883
        Return on plan assets               (1,195,727)   (1,199,647)   (776,805)
        Unrecognized net gain                  (21,274)      (64,997)   (532,082)
- - ---------------------------------------------------------------------------------
        Pension income                     $  (147,528)  $  (194,276)  $(306,416)
- - ---------------------------------------------------------------------------------

         The Company also has a supplemental defined benefit plan which covers a former senior executive of Ney. There are no assets held by the plan. The Company's policy is to contribute amounts to the plan as needed to fund benefit payments to the participant. Benefits are based upon years of service, compensation levels and benefits earned under the company-wide defined benefit plan. At February 28, 1995 and 1994, the actuarially determined status of the plan and the amount recognized in the balance sheet was a vested accumulated and projected benefit obligation of $307,142 and $331,172, respectively.

         For fiscal years 1995, 1994 and 1993, respective discount rates of 7.5%, 7.5% and 8.5% were used for determining the projected benefit obligation.

         Pension expense for Ney's supplemental defined benefit plan includes the following components:

                                                                 1995     1994     1993
        --------------------------------------------------------------------------------
        Service cost of benefits accrued                       $     -  $     -  $10,757
        Interest cost in projected benefit obligations          24,670   25,452   14,099
        --------------------------------------------------------------------------------
        Pension expense                                        $24,670  $25,452  $24,856
        --------------------------------------------------------------------------------

         Pension expense for all defined contribution plans totaled $157,077, $121,322, and $233,268 in 1995, 1994 and 1993, respectively.

    (13) Post-Retirement Benefit Obligations
         -----------------------------------

         During 1993, the Company amended its retiree health care plan to include only those retirees currently in the plan and discontinued the benefit for current employees. This change resulted in a reduction in the liability and recognition of a gain of $538,596 in the year ended February 28, 1993.

         The Company's cost of its unfunded retiree health care plan for 1995 and 1994 was approximately $56,000 and $59,500, respectively, including interest. At February 28, 1995 and 1994, the accumulated benefit obligation for post-retirement benefits was approximately $792,000 and $843,000, respectively. At February 28, 1995, 32 retirees were receiving benefits under this plan.

         The accumulated estimated benefit obligation was determined using the unit credit method and an assumed discount rate of 7.5% at February 28, 1995 and 1994. At February 28, 1995 and 1994, the accumulated benefit obligation was compiled using an assumed health care cost trend rate of 11%, gradually declining to 6% in the year 2000 and thereafter over the projected payout period of the benefits.

         The estimated effect on the present value of the accumulated benefit obligation at March 1, 1995 of a 1% increase each year in the health care cost trend rate used would result in an estimated increase of approximately $53,000 in the obligation.

   (14)  Leases
         ------

         The Company leases various manufacturing and office facilities and equipment under lease agreements expiring through August 1998. The leases are accounted for as operating leases. In addition, the Company earns rental income from office space leased to tenants under operating leases expiring through August 1996.

         Future minimum lease payments and rental income under the terms of the leases for each of the years ending February 28/29, are as follows:

                                                              Lease    Rental
                                                            Expense    Income
               --------------------------------------------------------------
               1996                                        $263,915  $188,460
               1997                                         137,517    83,599
               1998                                          77,729        --
               1999                                          34,880        --

         Lease expense and rental income are as follows:

                                                              Lease    Rental
                                                            Expense    Income
               --------------------------------------------------------------
               1995                                        $349,055  $211,767
               1994                                         317,418   516,805
               1993                                         229,469   698,218

   (15)  Restructuring Charge
         --------------------

         During 1993, the Company restructured the management of the operations of its subsidiaries, resulting in the payment of severance and related benefits to former employees. This management restructuring resulted in a pre-tax charge of $949,795.

   (16)  Business Segments and Export Sales
         ----------------------------------

         In 1995, the Company operates in three business segments: Dental, Electronic and Video. Operating income consists of net sales, less cost of sales and selling, general and administrative expenses directly allocated to the industry segments. Corporate expenses consist of administrative costs not directly attributable to a specific industry segment and interest expense. Corporate revenues consist of investment and other income not attributable to a specific industry segment. Corporate identifiable assets include marketable securities and short-term investments, and assets not directly attributable to a specific industry segment.

         Summarized financial information for each business segment is as follows:

                                              1995          1994          1993
      ------------------------------------------------------------------------
      Net sales and revenues:
        Dental                         $37,984,474   $35,014,340   $31,461,611
        Electronics                     18,424,785    15,125,798    14,019,173
        Video                            6,998,181     4,399,716             -
        Corporate                        3,442,558     1,489,408     1,610,545
      ------------------------------------------------------------------------
                                       $66,849,998   $56,029,262   $47,091,329
      ------------------------------------------------------------------------

      Operating income (loss):
        Dental                         $ 1,213,980   $   772,564   $   449,313
        Electronics                       (174,422)   (1,165,675)     (650,412)
        Video                           (1,876,231)      (18,200)            -
        Corporate                          185,336    (2,546,590)   (1,929,685)
      ------------------------------------------------------------------------
                                       $  (651,337)  $(2,957,901)  $(2,130,784)
      ------------------------------------------------------------------------

      Identifiable assets:
        Dental                         $14,788,626   $15,384,373   $15,591,399
        Electronics                     15,300,391    11,216,447    11,248,527
        Video                            7,040,377     4,280,163             -
        Corporate                        6,549,279    17,709,034    25,496,954
      ------------------------------------------------------------------------
                                       $43,678,673   $48,590,017   $52,336,880
      ------------------------------------------------------------------------

      Depreciation, amortization and
       accretion:
        Dental                         $   392,268   $ 1,316,693   $ 1,298,922
        Electronics                      1,110,524     1,267,103     1,277,179
        Video                              349,893        29,552             -
        Corporate                          627,193       906,974       884,359
      ------------------------------------------------------------------------
                                       $ 2,479,878   $ 3,520,322   $ 3,460,460
      ------------------------------------------------------------------------

      Capital expenditures:
        Dental                         $   280,242   $   402,397   $   326,474
        Electronics                        727,242       371,454     1,443,870
        Video                              506,679       102,087             -
        Corporate                          168,094       236,219       535,557
      ------------------------------------------------------------------------
                                       $ 1,682,257   $ 1,112,157   $ 2,305,901
      ------------------------------------------------------------------------

         Export sales for the years ended February 28, 1995, 1994, and 1993 were $20,662,000, $19,650,000 and $16,371,000, respectively.

    (17) Investment in Digital GraphiX - Subsequent Event
         ------------------------------------------------

         On May 2, 1995, Digital GraphiX, Incorporated (DGI) (formerly New Microtime Inc.), previously a wholly owned subsidiary of the Company, issued an additional 64,800 shares of common stock to certain employees and securityholders of the Company at $5.00 per share. As a result of this offering, the Company's interest has been reduced to 19%. DGI will utilize the proceeds from the offering for working capital purposes.

         The Company's consolidated financial statements include the operating results of DGI from the date of inception in April, 1993 through February 28, 1995. As of February 28, 1995 the DGI balance sheet has not been consolidated. The investment in DGI at February 28, 1995 is comprised of a 7.5% $2.9 million note receivable, discounted to $2.3 million to reflect a market rate interest, representing the inter-company balance reduced by $.5 million of net liabilities of DGI resulting in a net balance of $1.8 million. Interest is payable monthly with the principal due October, 1997. The Company has not recorded any gain related to the May 2, 1995 sale of stock by the subsidiary, which will be considered along with the discount in the Company's future valuation of the note receivable and equity interest.

         DGI was formed in April 1993 as a wholly owned subsidiary. Andersen Group had previously been in the video graphics marketplace for nearly twenty years with its majority-owned subsidiary, Microtime, Inc., which sold video signal processing equipment, including time base correctors, frame synchronizers and, later, digital video effects equipment. The Microtime, Inc. assets were sold to Digital F/X, Inc. (DF/X) in October 1992 for a combination of subordinated notes and preferred stock. The assets which DF/X bought from AGI were put into the DF/X Broadcast Division. When this Division did not perform financially as well as expected, AGI reached an agreement with DF/X to manage its Broadcast Division through AGI's wholly-owned subsidiary, New Microtime. The management arrangement included an option by New Microtime to purchase the DF/X Broadcast Division assets under certain conditions. This option was exercised in September, 1993 prior to DF/X's bankruptcy filing.

         This Agreement, which was approved by the U.S. Bankruptcy Court in December 1993, confirmed the transfer of title of the DF/X Broadcast assets free and clear of all liens, claims and encumbrances arising out of DF/X's operation of the division, including claims of DF/X trade and other creditors, for forgiveness of debt and an additional payment of $470,000 to the debtor's estate. The net assets acquired were valued at approximately $2.4 million and consisted primarily of inventory, equipment, licenses, patents and trademarks.

         On October 19, 1994 New Microtime acquired certain assets of the Graphics Systems Division (GSD) of The Grass Valley Group, Inc. (Grass Valley) in exchange for three year 7.5% promissory notes totalling $2,035,000 and a minimum royalty of $600,000 payable over three years. The acquired product lines were integrated with the other products sold by New Microtime. The combined entity began operating under the name Digital GraphiX in January, 1995. Grass Valley is continuing to sell its former GSD products as DGI's worldwide non-exclusive master distributor.

   (18)  Contingencies
         -------------

         Althin CD Medical, Inc. (Althin) has filed a complaint against the Company's subsidiary Seratronics, Inc. of Nevada in the U.S. District Court for the Southern District of Florida, asserting various claims including breach of contract for failure to pay royalties arising out of a License Agreement with Althin's predecessor, CD Medical, and claims arising out of the management of Seratronics' business by Fresenius U.S.A., Inc. Althin has claimed money damages of at least $300,000. Seratronics has denied all claims or owing any additional liability for royalties and has filed counterclaims against Althin alleging misuse by Althin of know-how and technology licensed exclusively to Seratronics and breach of Althin covenants of good faith and fair dealings with Seratronics. The case is presently in the discovery phase. Seratronics intends to strongly defend these claims and to vigorously assert its counterclaims. The ultimate outcome of the litigation discussed above or the necessity for any provision for liability which may result cannot presently be determined.

     KPMG Peat Marwick LLP

                         Independent Auditors' Report

     The Stockholders and Board of Directors
     Andersen Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Andersen Group, Inc. and subsidiaries as of February 28, 1995 and 1994, and the related consolidated statements of operations, common and other stockholders' equity and cash flows for each of the years in the three-year period ended February 28, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Andersen Group, Inc. and subsidiaries at February 28, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 1995, in conformity with generally accepted accounting principles.


     /s/ KPMG Peat Marwick LLP

     Springfield, Massachusetts
     May 3, 1995

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
- - ------------------------------------------------------

None.

                                    PART III
                                    --------


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- - ------------------------------------------------------------

The information required by this Item for Directors is set forth below. The information required for Executive Officers is incorporated by reference to the section in Part I, Item 1-Business, entitled "Executive Officers of the Registrant."

OLIVER R. GRACE, JR., age 41, has been a Director of the Company since 1986 and Chairman since March 29, 1990. He has also been President of AG Investors, Inc., one of the Company's subsidiaries, since 1992. Mr. Grace, Jr. is a General Partner of The Anglo American Security Fund L.P., and serves as a Director of Republic Automotive Parts, Inc. Mr. Grace, Jr. is the brother of John S. Grace and Gwendolyn Grace.

FRANCIS E. BAKER, age 65, has been a Director of the Company and President and Chief Executive Officer of the Company since 1959. Mr. Baker also serves as a Director of Connecticut Water Services, Inc. and Fresenius USA, Inc.

PETER N. BENNETT, age 59, has been a Director of the Company since 1992. He is a private investor and financial consultant.

EDWARD K. CONKLIN, age 53, has been a Director of the Company since 1991. He is Chairman of the Board and Vice President of Forth, Inc.

JOSEPH F. ENGELBERGER, age 69, has been a Director of the Company since 1975. He has been Chairman of Transitions Research Corporation since 1984. Mr. Engelberger serves as a Director of Information International, Inc. and EDO Corporation.

RICHARD H. GORDON, age 53, has been a Director of the Company since 1990. He is the President of Richard Gordon Interests, a Director of Northeast Savings, F.A., and a Director of the International Tennis Hall of Fame. Mr. Gordon serves as a Trustee for Avon Old Farms School, Connecticut College and Ohio Wesleyan University.

JOHN S. GRACE, age 37, has been a Director of the Company since 1990. He is the Chairman of Sterling Grace Corporation, and a General Partner of The Anglo American Security Fund L.P. John S. Grace is the brother of Oliver R. Grace, Jr. and Gwendolyn Grace.

GWENDOLYN GRACE, age 43, was appointed to the Board of Directors in 1992. She is a private investor. Gwendolyn Grace is the sister of Oliver R. Grace, Jr. and John S. Grace.

LOUIS A. LUBRANO, age 61, has been a Director of the Company since 1983 and is currently Managing Director of Stires and Company, Inc., a position he has held since 1991. Mr. Lubrano was previously the Director of the NASDAQ Forum from March 1990 to March 1991, Managing Director of Home Group Capital Markets, Inc. from February 1989 to February 1990, and President of the investment banking firm of Gabelli & Company, Inc. from April 1986 to February 1989. Mr. Lubrano also serves as a Director of Graham-Field Health Products, Inc.

JAMES J. PINTO, age 43, has been a Director of the Company since 1988. He is currently Chairman and a Director of National Capital Management Corporation, a position he has held since 1989. Mr. Pinto also serves as a Director of Biscayne Holdings, Inc.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock (Insiders), to file reports of ownership and changes in ownership with the Commission and the National Association of Securities Dealers, Inc.
Insiders are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that during fiscal year 1995 all filing requirements applicable to insiders were complied with.


ITEM 11 - EXECUTIVE COMPENSATION
- - --------------------------------


The following information is given regarding the annual and long-term compensation paid or to be paid to the Chief Executive Officer and the four other most highly compensated executive officers of the Company with respect to the fiscal years 1995, 1994 and 1993. Pursuant to the Securities and Exchange Commission (Commission) regulations, information is also provided with respect to Mr. Acker, who served as President of Digital GraphiX, Incorporated
(f/k/a New Microtime Inc.) for the first seven months of fiscal 1995.

SUMMARY COMPENSATION TABLE


                                                                      Long Term Compensation
                                                                      ----------------------
                                      Annual Compensation                  Awards      Payouts
                                      -------------------                 --------     -------
                                                                          Securities
                                                                          Underlying   LTIP       All Other
            Name and                   Fiscal    Salary/(a)/   Bonus      Options/SAR  Payouts    Compensation/(b)/
       Principal Position               Year       ($)          ($)         (#)          ($)          ($)
       ------------------               ----      -------     -------     -------      -------     ------------
Francis E. Baker                        1995      235,978        -          -             -          51,352/(c)/
President and Chief                     1994      243,665        -          -             -          53,164/(c)/
   Executive Officer                    1993      255,673        -          -             -          15,914

Oliver R. Grace, Jr.                    1995       98,750        -          -             -             145
Chairman of the Board and               1994      149,037        -          -             -           1,921
   President of AG Investors, Inc.      1993      150,963        -          -             -             -

H. George Wolfe, Jr.                    1995      124,324      6,000        -             -           1,780
President,                              1994      108,105     13,390        -             -           1,293
   Ney Dental International, Inc.       1993      100,002     12,500        -             -           1,795

Ronald N. Cerny/(d)/                    1995      108,718     21,000        -             -             729
General Manager                         1994       94,620     10,000      5,000           -          41,944
   The J.M. Ney Company                 1993          -          -          -             -             -

Jack E. Volinski/[e]/                   1995       98,521      4,969        -             -           1,229
Chief Financial Officer                 1994       93,872      4,778        -             -           1,171
   Andersen Group, Inc.                 1993       77,925      7,375        -             -           1,250

David E. Acker/(f)/                     1995       95,873        -          -             -          75,505
President,                              1994      114,675        -          -             -             -
   Digital GraphiX, Incorporated        1993          -          -          -             -             -

- - -----------------------
(a) Includes amounts of compensation deferred, at the employees option, pursuant to the Company's 401(k) plan.
(b) Consists of contributions made by the Company in respect of its money purchase pension plan, 401(k) plan and The J.M. Ney Company Profit Sharing Plan. For 1995 and 1994, no contributions were made by the Company in respect of the Money Purchase Pension Plan. In 1993 the Company made a contribution to the Money Purchase Plan for the benefit of Mr. Baker in the amount of $13,732. Contributions by the Company in respect of its 401(k) plan for 1995, 1994 and 1993, respectively, were: $1,352, $3,164 and $2,182 for Mr. Baker; $145, $1,921 and $0 for Mr. Grace, Jr.; $1,780, $1,293 and
    $1,409 for Mr. Wolfe, Jr.;  $729, $0 and $0 for Mr. Cerny; $1,229, $1,171
    and $1,078 for Mr. Volinski and none for Mr. Acker. For 1995 and 1994, no contributions were made by the Company in respect of The J.M. Ney Company Profit Sharing Plan. In 1993 the Company made a contribution of $386 to the J.M. Ney Company Profit Sharing Plan for the benefit of Mr. Wolfe, Jr. and $172 for Mr. Volinski.
(c) Includes a contribution made by the Company in respect of a Special Executive Retirement Plan in the amount of $50,000.
(d) Mr. Cerny joined the Company on April 23, 1993. All Other Compensation for Mr. Cerny in 1994 includes $39,379 of relocation expenses and $2,565 for personal use of a Company provided automobile.
(e) Mr. Volinski was appointed Chief Financial Officer of the Company on June 24, 1993. Previously, he was Chief Financial Officer for The J.M. Ney Company.
(f) Mr. Acker joined the Company on May 10, 1993. He was terminated in September 1994. All Other Compensation for Mr. Acker in 1995 consists of six months of severance pay pursuant to his employment agreement.

                        OPTIONS GRANTED IN FISCAL 1995

No stock options were granted in fiscal 1995 to the individuals named in the Summary Compensation Table.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                              Number of
                                                             Securities          Value of
                                                             Underlying        Unexercised
                                                             Unexercised       In-The-Money
                                                             Options At         Options At
                                                             Fiscal Year       Fiscal Year
                           Shares                              End (#)           End ($)
                        Acquired On      Value Realized     Exercisable/       Exercisable/
      Name              Exercise (#)          ($)           Unexercisable     Unexercisable
      ----              ------------     --------------     -------------     -------------
Francis E. Baker             -                   -           30,000/0               -
Oliver R. Grace, Jr.         -                   -            5,000/0               -
H. George Wolfe, Jr.         -                   -            1,000/0               -
Ronald N. Cerny              -                   -            1,667/3333/[1]/       -
Jack E. Volinski             -                   -            1,000/0               -
David E. Acker               -                   -                  -               -

(1) The shares underlying the unexercised options become exercisable on April 27, 1995 and 1996 in the amounts of 1,667 and 1,666 shares, respectively.

Pension Benefits

    The following tables set forth the estimated aggregate annual benefit payable upon retirement or at normal retirement age for each level of remuneration specified at the listed years of service. The pension benefits are based on calendar year earnings and are payable in the form of a life annuity. For calendar 1994, the maximum annual compensation limit for determining pension benefits was $150,000.

    Table I is applicable only to employees of The J.M. Ney Company (Ney) who had made prior contributions to the pension plan and were considered active participants prior to February 28, 1991.

    Table II is applicable to all other employees of the Company and its subsidiaries including employees of Ney who had not made prior contributions to the pension plan and were not considered active participants prior to February 28, 1991.

                                    TABLE I
                                  Years of Service
                -----------------------------------------------------
Remuneration       5       10       15       20       25        30
- - ------------    -------  -------  -------  -------  -------  --------
$100,000        $ 6,250  $12,500  $18,750  $25,000  $31,250  $ 37,500
 125,000          7,813   15,625   23,438   31,250   39,063    46,875
 150,000          9,375   18,750   28,125   37,500   46,875    56,250
 175,000         12,813   23,750   34,688   45,625   56,563    67,500
 200,000         14,375   26,875   39,375   51,875   64,375    76,875
 225,000         15,938   30,000   44,063   58,125   72,188    86,250
 250,000         17,500   33,125   48,750   64,375   80,000    95,625
 275,000         19,063   36,250   53,438   70,625   87,813   105,000

An individual's pension benefits are equal to the greater of the following two calculations: (A) 1.25% of final average earnings (average annual earnings for the five consecutive years of highest earnings in the employee's last 10 years of employment), determined on the earlier of February 29, 1996 or the date of such member's termination of employment, or (B) the sum of the individual's accrued pension benefit at 12/31/93 calculated pursuant to (A) above and the individual's compensation for the year (up to a maximum of $150,000) multiplied by 1.25% multiplied by the number of years of service since 12/31/93.

For calendar year 1994, compensation taken into account under the qualified pension plan for any individual in any year was limited to $150,000.

Pension benefits are not reduced on account of social security benefits received by the employee. Average earnings is the sum of the amounts shown in the columns labeled "Salary" and "Bonus" in the Summary Compensation Table. The executive officers named in the Summary Compensation Table have the following years of credited service for pension plan purposes: Mr. Wolfe, Jr. - 9 years.

                                    TABLE II
                                  Years of Service
                ----------------------------------------------------
Remuneration       5       10       15       20       25       30
- - ------------    -------  -------  -------  -------  -------  -------
$100,000        $ 5,170  $10,340  $15,510  $20,680  $25,850  $31,020
 125,000          6,733   13,465   20,198   26,930   33,663   40,395
 150,000          8,295   16,590   24,885   33,180   41,475   49,770
 175,000         11,517   21,374   31,232   41,089   50,947   60,804
 200,000         13,079   24,499   35,919   47,339   58,759   70,179
 225,000         14,642   27,624   40,607   53,589   66,572   79,554
 250,000         16,204   30,749   45,294   59,839   74,384   88,929
 275,000         17,767   33,874   49,982   66,089   82,197   98,304

An individual's pension benefits are equal to the greater of the following two calculations: (A) .75% of final average earnings (average annual earnings for the five consecutive years of highest earnings in the employee's last 10 years of employment), plus .50% of final average earnings in excess of covered compensation (average of Social Security wage base) multiplied by the employee's years of service as a qualified employee (up to a maximum of 40 years), or (B) the sum of the individual's accrued pension benefit at 12/31/93, calculated pursuant to (A) above, and the individual's compensation for the year (up to a maximum of $150,000) multiplied by the percentages in (A) above multiplied by the number of years of service since 12/31/93.

During calendar year 1994, compensation taken into account under the qualified pension plan for any individual in any year was limited to $150,000.

Pension benefits are not reduced on account of social security benefits received by the employee. Average earnings is the sum of the amounts shown in the columns labeled "Salary" and "Bonus" in the Summary Compensation Table. For purposes of this table, the amount used for covered compensation is the average of the covered compensation for each of the individuals named in the Summary Compensation Table. The executive officers named in the Summary Compensation Table have the following years of credited service for pension plan purposes:
Mr. Baker - 9 years; Mr. Grace, Jr. - 2 years; Mr. Volinski - 4 years; Mr. Cerny
- - - 1 year; Mr. Acker - none.

Director Compensation

  All non-employee directors receive $6,000 per year, $500 for attendance at each Board meeting and reimbursement of expenses. Additionally, John S. Grace receives compensation of $15,000 annually as a member of the Executive Committee, and Louis A. Lubrano receives compensation of $2,000 for serving as Chairman of the Audit Committee.

Employment Agreements

  Messrs. Wolfe, Jr. and Cerny have employment agreements which, among other things, provide for severance pay in the event of involuntary termination.

  Mr. Wolfe, Jr. is entitled to six months severance in the event of termination of Mr. Wolfe's employment for any reason other than cause as such term is defined in the agreement. In addition, Mr. Wolfe, Jr. was granted the right to receive a stock option equal to one percent (1%) of the outstanding stock of Ney Dental International, Inc. on March 1,

1994. To date, the stock option has not been granted because the terms of the stock option plan, including the price of the option, have not been established. The Company may, however, at its option, provide equivalent benefits to Mr. Wolfe, Jr. in the form of non-equity compensation.

  Mr. Cerny's employment agreement provides that in the event of termination for other than cause, the Company, at its option, will provide Mr. Cerny with twelve months of notice or salary and fringe benefits or any combination thereof. In the event of a change in control of The J.M. Ney Company, the Company has agreed to provide Mr. Cerny with one year severance including fringe benefits.

Report of Compensation Committee

  The Compensation Committee of the Board, consisting of Messrs. Engelberger (Chairman), Gordon, Lubrano and Pinto, each of whom are independent, non-employee directors, is responsible for reviewing the Company's executive compensation program and policies each year and determining the compensation of the senior executive officers. The Committee's determination on compensation of the Chief Executive Officer and other executive officers is reviewed with and approved by the entire Board.

  The fiscal 1995 base pay of the Company's executive officers was determined primarily on the basis of the Committee's overall assessment of the executive officer's performance and competitive market data on salary levels. The Committee's overall policy regarding compensation of the Company's executive officers is to provide competitive salary levels and compensation incentives that attract and retain individuals of outstanding ability in key positions that recognize individual performance and the performance of the Company relative to the performance of other companies of comparable size, complexity and quality, and that support both the short-term and long-term goals of the Company. The executive compensation program includes elements which, taken together, constitute a flexible and balanced method of establishing total compensation for senior management.

  Compensation paid to the Company's executive officers for fiscal year 1995 consisted primarily of salary, contributions made by the Company in respect of its 401(k) Plan and, with respect to Mr. Baker, a contribution made by the Company in respect of a Special Executive Retirement Plan. Each executive officer's salary is determined on the basis of the individual's responsibilities and performance and a comparison with salaries paid by competitors of the Company, the other primary components of executive compensation are directly related to corporate and business unit performance. In light of the Committee's increasing emphasis on performance-related compensation and the failure of the Company to reach certain predetermined performance goals, no stock option grants were awarded in fiscal year 1995.

  The Committee established the compensation of Francis E. Baker, the President and Chief Executive Officer of the Company, for fiscal 1995 using the same criteria used to determine compensation for other executive officers. Mr. Baker's fiscal year 1995 base pay was determined based upon the Committee's overall assessment of Mr. Baker's performance and competitive market data on salary levels. Again, using competitive market data, the Committee agreed to make a payment of $50,000 to Mr. Baker's Special Executive Retirement Plan.

  Because of the Company's financial performance, Mr. Baker's annual salary was reduced to $200,000 from $220,000 effective January 1, 1995. In addition, the salary and Director's fee for the Company's Chairman, Mr. Oliver R. Grace, Jr., was also reduced effective January 1, 1995 to $85,000 from $100,000.

  Mr. Baker's incentive compensation was to be determined by reference to the Company's fiscal year 1995 audited earnings before provision for interest, taxes, depreciation and amortization, as reduced by certain adjustments. In light of the Company's financial performance during fiscal year 1995, no incentive compensation payment was made to Mr. Baker.

  It is the opinion of the Committee that the aforementioned compensation structures provide features which properly align the Company's executive compensation with corporate performance and the interests of its shareholders and which offer competitive opportunities in the marketplace.

                                           The Compensation Committee

                                           J.F. Engelberger, Chairman
                                           R.H. Gordon
                                           L.A. Lubrano
                                           J.J. Pinto



Performance Graph

  The following graph compares the performance of the Company for the periods indicated with the performance of the National Association of Securities Dealers Automated Quotation (NASDAQ) Composite Stock Index (NASDAQ Composite) and the performance of the NASDAQ Industrial Composite Stock Index (Peer Group). The comparative five year total returns assume a $100 investment made on February 28, 1990 with dividends reinvested. The Andersen Group, Inc. stockholder return shown on the following graph is not necessarily indicative of future stock performance.

                         [GRAPH APPEARS HERE]

                      COMPARATIVE FIVE YEAR TOTAL RETURNS
 AMONG ANDERSEN GROUP INC., NASDAQ COMPOSITE AND PEER GROUP (NASDAQ INDUSTRIALS)




Measurement period              ANDERSEN      NASDAQ        PEER
(Fiscal Year Covered)            GROUP       COMPOSITE      GROUP
- - ---------------------           --------     ---------      -----
Measurement PT -
02/28/90                        $ 100.00     $ 100.00     $ 100.00

FYE 02/28/91                    $ 101.37     $ 106.39     $ 117.41
FYE 02/28/92                    $  76.71     $ 148.75     $ 167.86
FYE 02/28/93                    $  76.71     $ 157.51     $ 162.11
FYE 02/28/94                    $  46.58     $ 186.10     $ 194.07
FYE 02/28/95                    $  32.88     $ 186.39     $ 180.66

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- - ------------------------------------------------------------------------

     The following table sets forth information regarding the beneficial ownership of Common Stock, as of May 8, 1995 by each director, by each named executive officer of the Company described in "Executive Compensation", by persons who beneficially own 5% or more of the outstanding shares of Common Stock, and by all directors and officers of the Company as a group. The beneficial ownership information described and set forth below is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. It does not constitute an admission of beneficial ownership for any other purpose.

                                            Number of Shares
                                            and Nature of
       Name                                 Beneficial Ownership   Percent of Class
- - -----------------------------------------------------------------------------------
Francis E. Baker                             45,038  /(1)/            2.3
Karen Baker                                 120,001                   6.2
 8356 Sego Lane
 Vero Beach, Florida
Estate of Oliver R. Grace, Sr.              101,596  /(2)/            5.3
 49 Cove Neck Road
 Oyster Bay, New York
Lorraine G. Grace                           131,317  /(3)/            6.7
 49 Cove Neck Road
 Oyster Bay, New York
Oliver R. Grace, Jr.                        168,743  /(4)/            8.0
 32 Wellington Road
 Locust Valley, New York
John S. Grace                               126,736  /(5)/            6.2
 55 Brookville Road
 Glen Head, New York
Gwendolyn Grace                               8,235                   /(6)/
Peter N. Bennett                            159,956  /(7)/            7.6
 6 Battersea High St.
 London SW11 3RA, England
The Ney Profit Sharing Savings Plan Trust   183,333  /(8)/            9.5
 c/o Fleet Bank, N.A, Trustees
 One Constitution Plaza
 Hartford, Connecticut
Estate of Paul S. Ney                       142,987  /(9)/            6.9
 c/o Richard C. Hannan, Jr., Esq.
 P.O. Box 68
 Wallingford, Connecticut
Joseph F. Engelberger                         7,475 /(10)/            /(6)/
Louis A. Lubrano                              6,855 /(11)/            /(6)/
James J. Pinto                               13,000 /(12)/            /(6)/
Richard H. Gordon                             3,000 /(13)/            /(6)/
Edward K. Conklin                            64,238 /(14)/            3.2
H. George Wolfe, Jr.                          1,750 /(15)/            /(6)/
Ronald N. Cerny                               5,000 /(16)/            /(6)/
Jack E. Volinski                              1,000 /(17)/            /(6)/

All directors and officers as a group
(17 Persons including certain of the
above-named individuals)                    517,644                  21.6

- - ------------
(1) Francis E. Baker does not own any shares of Common Stock directly. The figure set forth in the above table includes 10,400 shares of Common Stock with respect to which Mr. Baker has shared voting power as co-trustee under the Oliver Grace Grandchildren Trust U/R dated December 27, 1976 and 4,638 shares which such Trust owns by virtue of its ability to convert $75,000 principal amount of 10 1/2% convertible subordinated debentures (Convertible Debentures) to Common Stock within a 60-day period. Mr. Baker disclaims beneficial ownership of such shares held in trust. Also included in the figure set forth in the above table are 30,000 shares of Common Stock which may be issued to Mr. Baker within 60 days hereof upon the exercise of his existing exercisable stock options. In addition to the shares reported above, Mr. Baker is the settlor of four irrevocable trusts each dated March 31, 1970 and created for the benefit of certain of his children. Shawmut Bank, N.A. acts as trustee under each of these trusts, which hold an aggregate of 68,306 shares of Common Stock. Mr. Baker does not exercise any control over these four trusts and disclaims beneficial ownership.

(2) The Estate of Oliver R. Grace, Sr. (Estate) has direct beneficial ownership of an aggregate of 101,596 shares of Common Stock.

(3) Lorraine G. Grace has beneficial ownership of 131,317 shares of Common Stock. Of this amount, 13,638 shares are held by Mrs. Grace directly; 2,475 shares are held by Mrs. Grace, as trustee of a trust for the benefit of her children; 13,608 shares are held by virtue of the ability of Mrs. Grace to convert $220,000 principal amount of Convertible Debentures to Common Stock within a 60-day period; and 101,596 shares are held by virtue of Mrs. Grace's appointment as executrix of the Estate.

(4) Oliver R. Grace, Jr. has beneficial ownership of an aggregate of 168,743 shares of Common Stock. Of this amount, 55,686 shares are held by Oliver R. Grace, Jr. directly, including 40,136 shares by virtue of Mr. Grace's ability to convert $649,000 principal amount of Convertible Debentures within a 60-day period and 11,250 shares by virtue of Mr. Grace's ability to convert 6,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock of the Company, without par value (Preferred Stock) to Common Stock within a 60-day period; 7,592 shares are held by Carolyn Grace, the spouse of Oliver R. Grace, Jr., of which 7,112 shares are held by Mrs. Grace by virtue of her ability to convert $115,000 principal amount of Convertible Debentures within a 60-day period; 58,144 shares are held by virtue of the ability of The Anglo American Security Fund L.P. (of which Oliver R. Grace, Jr. is a general partner) to convert $940,000 principal amount of Convertible Debentures to Common Stock within a 60-day period; and 42,321 shares are held by virtue of the ability of Sterling Grace Capital Management, L.P. (of which Oliver R. Grace, Jr. is a limited partner) to convert 22,571 shares of the Preferred Stock to Common Stock within a 60-day period. Mr. Grace, Jr. has stock options to acquire an additional 5,000 shares of Common Stock. Oliver R. Grace, Jr. disclaims beneficial ownership of all shares owned by his spouse, by him as trustee for the benefit of family members, by The Anglo American Security Fund, L.P. and by Sterling Grace Capital Management, L.P. described herein.

(5) John S. Grace has beneficial ownership of 126,736 shares of Common Stock. Of this amount, 15,850 are owned by John S. Grace directly; 58,144 shares are held by virtue of the ability of The Anglo American Security Fund L.P. (of which John S. Grace is a general partner) to convert $940,000 principal amount of Convertible Debentures to Common Stock within a 60-day period; 7,421 shares are held by virtue of Mr. Grace's ability to convert $120,000 principal amount of Convertible Debentures to Common Stock within a 60-day period; and 42,321 shares are held by virtue of the ability of Sterling Grace Capital Management, L.P. (John S. Grace is Chairman of Sterling Grace Corporation, General Partner of Sterling Grace Capital Management) to convert 22,571 shares of the Preferred Stock to Common Stock within a 60-day period. Mr. Grace has a stock option to acquire an additional 3,000 shares of Common Stock. John S. Grace disclaims beneficial ownership of all shares held by trustees for the benefit of members of his family and The Anglo American Security Fund L.P.

(6)  Represents less than one percent (1.0%) of the Common Stock.

(7) Peter N. Bennett owns 300 shares of Common Stock directly. The figure set forth in the table includes the ability of Mr. Bennett to convert 85,150 shares the Preferred Stock to 159,656 shares of Common Stock within a 60-day period.

(8) The Ney Profit Sharing Savings Plan Trust owns 183,333 shares of Common Stock directly.

(9) The Estate of Paul S. Ney does not own any shares of Common Stock directly. The figure set forth in the table represents the ability of the Estate of Paul S. Ney to convert 76,260 shares the Preferred Stock to 142,987 shares of Common Stock within a 60-day period.

(10) Joseph F. Engelberger has beneficial ownership of 7,475 shares of Common Stock of which 2,475 shares are held directly. Mr. Engelberger has stock options to acquire 5,000 shares of Common stock within a 60-day period.

(11) Louis A. Lubrano has beneficial ownership of 6,855 shares of Common Stock of which 1,855 shares are held by virtue of Mr. Lubrano's ability to convert $30,000 principal amount of Convertible Debentures to Common Stock within a 60-day period. Mr. Lubrano has stock options to acquire 5,000 shares of Common Stock within a 60-day period.

(12) James J. Pinto has beneficial ownership of 13,000 shares of Common Stock, of which 8,000 shares are held directly. Mr. Pinto has stock options to acquire 5,000 shares of Common Stock within a 60-day period.

(13) Richard H. Gordon does not own any shares of Common Stock directly. The figure set forth in the table represents a stock option to acquire 3,000 shares of Common Stock within a 60-day period.

(14) Edward K. Conklin does not own any shares of Common Stock directly. The figure set forth in the table above includes 11,250 shares by virtue of his ability to convert 6,000 shares of the Preferred Stock to Common Stock within a 60-day period, 49,988 shares by virtue of the ability of Shawmut Bank, N.A., as trustees under the Edward K. Conklin Trust for the benefit of Anne A. Conklin to convert 26,660 shares of the Preferred Stock to common stock within a 60-day period, and 3,000 shares by virtue of Mr. Conklin's right to exercise an option to acquire 3,000 shares of Common Stock within a 60-day period.

(15) H. George Wolfe, Jr. does not own any shares of Common Stock directly. The figure set forth in the table above includes 750 shares by virtue of his ability to convert 400 shares of the Preferred Stock to Common Stock, without par value, of the Company within a 60-day period, and 1,000 shares by virtue of Mr. Wolfe's right to exercise an option to acquire 1,000 shares of Common Stock within a 60-day period.

(16) Ronald N. Cerny does not own any shares of Common Stock directly. The figure set forth in the table represents a stock option to acquire 5,000 shares of Common Stock within a 60-day period.

(17) Jack E. Volinski does not own any shares of Common Stock directly. The figure set forth in the table represents a stock option to acquire 1,000 shares of Common Stock within a 60-day period.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - --------------------------------------------------------

Cellular Investments
- - --------------------

  In May 1992, the Company made an investment in Cellular Holdings L.P. (Cellular Holdings), a limited partnership which owns and operates three rural nonwireline cellular telephone franchises in Louisiana and Mississippi. Oliver
R. Grace, Jr., Chairman and director of the Company, contributed all of the assets and liabilities of two Louisiana franchises to Cellular Holdings in exchange for approximately 65% of the partnership equity in Cellular Holdings and 80% of the capital stock of its corporate general partner. Cellular Holdings acquired the Mississippi franchise for $1,800,000 in cash, a $1,350,000 note of Cellular Holdings and approximately 20% of the partnership equity. The Company provided $1,800,000 to Cellular Holdings for application to the purchase price of the Mississippi franchise and start-up and operating costs in exchange for approximately 15% of the partnership equity. In addition, the Company advanced approximately $200,000 for costs related to the organization of Cellular Holdings.

  The relative equity in Cellular Holdings received by the Company and Mr. Grace, Jr. was determined after negotiation by the Independent Committee of the Company's Board. One of the cellular franchises contributed by Mr. Grace, Jr. was acquired by him for $1,200,000 in July, 1991 and was valued by the Independent Committee at that price for purposes of determining equity in Cellular Holdings. Mr. Grace, Jr. was awarded the other franchise in the Federal Communications Commission lottery of rural franchises. The Independent Committee received three appraisals of the value of this franchise, ranging from $4,400,000 to $8,900,000 from independent appraisers recognized in the cellular telephone industry. The Independent Committee valued this franchise at $6,500,000, which fell below the midpoint of the range of appraisals received. The Independent Committee also considered that Mr. Grace, Jr. had advanced approximately $800,000 toward construction and operating costs to the Louisiana franchises which remained outstanding at the closing. The Committee further considered the terms of the financing described below, which were set forth in a nonbinding letter of intent at the time of the closing.

  On December 11, 1992, Cellular Holdings, the Company and Mr. Grace, Jr. entered into agreements with Media Communications Partners II Limited Partnership and other investors (Investors) and MidSouth Management Investors Corp. (MMI) providing for financing of up to $10,500,000 for construction and operation of the cellular franchises and acquisition of additional cellular franchises. Under the agreements, the Company's and Mr. Grace, Jr.'s limited partnership interests in Cellular Holdings were contributed to MidSouth Cellular L.P. (MidSouth) and Mr. Grace, Jr.'s interest in the general partner of Cellular Holdings and certain receivables from Cellular Holdings to the Company and Mr. Grace, Jr. were contributed to the General Partner of MidSouth. In exchange for such contributions, the Company received limited partnership interests providing for a preferred return of $2,566,710 plus distributions equal to 10% per annum on such amount until repaid, and 9.6% of the remaining equity (Common Equity) in MidSouth after payment of debt and the preferred interests and 12.47% of the capital stock of the general partner of MidSouth; and Mr. Grace, Jr. received limited partnership interests providing for a preferred return of $7,934,353 plus distributions equal to 10% per annum on such amount until repaid, and 29.75% of the Common Equity in MidSouth, and 38.53% of the capital stock in the general partner of MidSouth. In addition, at the closing, Cellular Holdings repaid to Mr. Grace, Jr. $202,143 in respect of advances previously made by Mr. Grace, Jr. for construction and operating costs. The Investors and MMI provided initial financing aggregating approximately $4,000,000 in the form of loans to MidSouth and its general partner and purchases of the balance of the general partner's capital stock and the balance of the Common Equity limited partnership interests in MidSouth.
MMI also entered into a management agreement to manage MidSouth and the cellular franchises.

  The Independent Committee reviewed the terms of the Midsouth financing transaction in the Spring of 1992 and approved the final terms of the transaction in December 1992. The Committee considered in particular that the determination of the relative interests of the Company and Mr. Grace, Jr. in Midsouth was made on the basis of the valuation of their respective investments in Cellular Holdings (which was previously reviewed and approved by the Committee) and cash advanced to Cellular Holdings for construction and operating costs.

  On August 23, 1994, the Company, Mr. Grace, Jr., the Investors and MMI sold their respective interests in MidSouth, as well as their interests in the general partner of MidSouth and Cellular Holdings, to Centennial Cellular Corp. (Centennial) for an aggregate purchase price of $44,500,000, payable in cash and shares of Centennial Class A Common Stock. The Company, Mr. Grace, Jr., the Investors and MMI applied the purchase price to payment of indebtedness and other obligations of MidSouth, its general partner and their subsidiaries, to the payment of preferred equity plus accrued preferred return thereon and then to distributions on the Common Equity of MidSouth and its general partner, all in accordance with the terms of MidSouth's partnership agreement. In addition, the Company and Mr. Grace, Jr., were each paid a fee by MidSouth equal to $150,000 in connection with the early termination of the financing arrangements with the Investors. The aggregate sale proceeds received by the Company was $4,461,894, all paid in shares of Centennial Class A Common Stock. A portion of such shares was sold by the Company on the open market on August 23, 1994, however, the Company continues to hold approximately 40,113 of such shares. The aggregate sale proceeds received by Mr. Grace, Jr., consisted of a cash payment of $200,000 and an additional amount of $13,528,070 paid in shares of Centennial Class A Common Stock. Mr. Grace's interest was transferred in a merger with a Centennial subsidiary qualifying as a tax-free reorganization under the Internal Revenue Code of 1986, as amended.


Digital GraphiX Offering
- - ------------------------

  On February 27, 1995 the Company's subsidiary, Digital GraphiX, Incorporated (formerly known as New Microtime Inc.) (DGI) offered for sale to certain securityholders of the Company (AGI Securityholders) and to certain employees of DGI 64,800 shares of DGI Common Stock (Offering), at a price of $5.00 per share (Offering Price).

  Consummation of the Offering to AGI Securityholders was conditioned upon the purchase by DGI employees pursuant to the Offering of a minimum of 16,000 shares of DGI common stock by the employees. In addition, three directors of the Company, Francis E. Baker, Peter N. Bennett and Oliver R. Grace, Jr. (Standby Parties) who are AGI Securityholders, agreed to purchase all shares offered pursuant to the Offering and at the Offering Price which remained unsold at the expiration date thereof. Francis E. Baker is the President and Chief Executive Officer, and a director of the Company. Mr. Baker is also the Chairman of the DGI Board of Directors. Peter N. Bennett is a director of the Company. Oliver
R. Grace, Jr. is Chairman of the Company's Board of Directors and a director of DGI.

  The Offering, closed on May 2, 1995, and was oversubscribed. As a result the Standby Parties were not required to fulfill their standby commitment. Each, however, was entitled to and did subscribe for DGI shares on the same basis as the other AGI Securityholders.

  At the completion of the Offering, Messrs. Baker, Bennett and Grace, Jr. own 3,581, 4,774 and 4,799 shares of DGI, respectively. Their ownership percentage in DGI approximates 4.5%, 6.0% and 6.0%, respectively. As a result of the Offering the Company's ownership percentage of DGI has been reduced from 100% to 19%.

  The Boards of Directors of DGI and the Company determined the Offering Price by relying, in part, on an opinion of The Barlow Company, Ltd., to the effect that the Offering Price was fair from a financial point of view.

                                    PART IV
                                    -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- - -------------------------------------------------------------------------

(a) 1. Consolidated Financial Statements applicable to the Registrant contained in Item 8:

                                                                Pages
                                                                -----
     Consolidated Statements of Operations
       for the years ended February 28, 1995, 1994
        and 1993                                                16
     Consolidated Balance Sheets
       as of February 28, 1995 and 1994                         17
     Consolidated Statements of Cash Flows
       for the years ended February 28, 1995, 1994
        and 1993                                                18
     Consolidated Statements of Common and Other
      Stockholders' Equity
       for the years ended February 28, 1995,
        1994, and 1993                                          19
     Notes to Consolidated Financial Statements                 20 - 30
     Independent Auditors' Report                               31

(a) 2. Consolidated Financial Statement Schedules:

    Schedule                                                    Page
    --------                                                    ----
     II    Valuation and Qualifying Accounts                    50

       Note:  Schedules other than those listed above, are omitted as not
       ---- applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(a) 3. Exhibits required by Item 601 of Regulation S-K:

Exhibit
   No.                        Description
- - -------                       -----------


3.1 Amended and Restated Certificate of Incorporation and By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended February 29, 1992 (Commission File No. 0-1460).

4.1 Indenture of Trust dated as of November 1, 1979 between the Connecticut Development Authority and the Hartford National Bank and Trust Company (predecessor to The Connecticut National Bank and Shawmut Bank, N.A.), as Trustees incorporated herein by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 1979 (Commission File Number 0-1460).

4.2 Indenture, dated as of October 15, 1982, between the Registrant and Hartford National Bank and Trust Company (predecessor to The Connecticut National Bank and Shawmut Bank, N.A.), as Trustee, in respect of $10,000,000, aggregate principal amount, 10-1/2% Convertible Subordinated Debentures Due 2002, incorporated herein by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-4 (Commission
      File No. 33-38646).

10.1 Letter Agreement, dated as of February 17, 1981, between the Registrant and L.F. Rothschild, Unterberg, Towbin incorporated herein by reference to Exhibit A to the Registrant's current report on Form 8-K filed with the Commission on March 4, 1981 (Commission File Number 0-1460).

10.2 Group Annuity Contract, dated as of January 1, 1975, between Travelers Insurance Company and the Registrant relating to retirement benefits incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1981 (Commission File Number 0-1460).

10.3 Andersen Group Individual Retirement Plan, January 1, 1989, as amended, incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (File No. 33-38646) effective January 31, 1991.

10.3a Amendment 1992-1 to the Andersen Group Individual Retirement Plan referred to in Exhibit 10.3 hereof, incorporated herein by reference to
      Exhibit 10.3a to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1993 (Commission File No. 0-1460).

10.4 Money Purchase Pension Plan Agreement, dated as of February 25, 1979, between the Registrant and the Andersen Group, Inc. Pension Plan (Trust) incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1981 (Commission File Number 0-1460).

10.5  Amendments to the Money Purchase Pension Plan Agreement referred to in
      Exhibit 10.4 hereof, incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 (File No. 33-38646) effective January 31, 1991.

10.5a Amendments 1993-1 and 1991-1 to the Money Purchase Pension Plan
      Agreement, incorporated herein by reference to Exhibit 10.5a of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1993 (Commission File No. 0-1460).

Exhibit
   No.                        Description
- - -------                       -----------


10.6 Loan Agreement dated as of November 1, 1979, between the Registrant and the Connecticut Development Authority incorporated herein by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 1979 (Commission File No. 0-1460).

10.7 Security Agreement, dated as of November 9, 1979, between the Registrant and the Connecticut Development Authority incorporated herein by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 1979 (Commission File No. 0-1460).

10.8 Mortgage Deed, dated as of November 9, 1979 between the Registrant and the Connecticut Development Authority incorporated herein by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 1979 (Commission File No. 0-1460).

10.9 Guaranty and Indemnification Agreement, dated as of November 1, 1979, between the Registrant and American Re-Insurance Company incorporated herein by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 1979
      (Commission File No. 0-1460).

10.10 Loan Agreement, dated December 20, 1983, between the Connecticut Development Authority and the Registrant, incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4 (File No. 33-38646) effective January 31, 1991.

10.11 Security Agreement, dated December 20, 1983, between the Registrant and the Connecticut Development Authority, incorporated herein by reference to
      Exhibit 10.11 to the Registrant's Registration Statement on Form S-4
      (File No. 33-38646) effective January 31, 1991.

10.12 Construction and Open-End Mortgage Deed from the Registrant to the Connecticut Development Authority and assigned to the Connecticut National Bank, dated December 20, 1983, incorporated herein by reference to Exhibit
      10.12 to the Registrant's Registration Statement on Form S-4 (File
      No. 33-38646) effective January 31, 1991.

10.13 Incentive and Non-Qualified Stock Option Plan adopted December 14, 1988, incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4 (File No. 33-38646) effective January 31, 1991.

10.14 Agreement and Plan of Merger, dated as of November 30, 1990, by and among Andersen Group, Inc., Ney Acquisition, Inc. and The J.M. Ney Company, incorporated herein by reference, filed as Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (File No. 33-38646) effective January 31, 1991.

10.15 Agreement of Purchase and Sale of Assets dated October 5, 1992 among Microtime, Inc., Digital F/X Inc. and Andersen Group, Inc., incorporated by reference, filed as Exhibit 2.1 to the Registrant's Form 8-K dated October 6, 1992 (Commission File No. 0-1460).

Exhibit
   No.                        Description
- - -------                       -----------


10.16 Amendment to Agreement of Purchase and Sale of Assets dated January 14, 1993 among AGI Technology, Inc. (f/k/a Microtime, Inc.), Andersen Group, Inc. and Digital F/X Inc. referred to in Exhibit 10.16 hereof, incorporated herein by reference to Exhibit 10.22a to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1993 (Commission File No. 0-1460).

10.17 Limited Partnership Agreement of Midsouth Cellular L.P. dated as of November 18, 1992, incorporated herein by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1993 (Commission File No. 0-1460).

10.18 Investment Agreement by and among Media/Communications Partners II
      Limited Partnership, Kilby Capital Company, Inc., Chestnut Street Partners, Inc. and Media/Communications Investors Limited Partnership; Midsouth Management Investors Corp.; Midsouth Cellular Corp.; and Midsouth Cellular L.P. dated as of November 18, 1992, incorporated herein by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1993 (Commission File No. 0-1460).

10.19 Securityholders' Agreement by and among Midsouth Cellular Corp.; Midsouth Cellular L.P.; Media/Communications Partners II Limited Partnership, Kilby Capital Company, Inc., Chestnut Street Partners, Inc. and Media/Communications Investors Limited Partnership; Midsouth Management Investors Corp.; George D. Crowley, Jr., Brian McTernan, John D. Fujii, James J. Walter, Jr. and Janice P. Mercer, Andersen Group, Inc.; Iowa Cellular Corporation; Louisiana Cellular Corporation; and Oliver R. Grace, Jr., dated as of November 18, 1992, incorporated herein by reference to
      Exhibit 10.25 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1993 (Commission File No. 0-1460).

10.20 Capital Contribution Agreement dated as of December 11, 1992, between Louisiana Cellular Corporation, Iowa Cellular Corporation, Andersen Group, Inc., Oliver R. Grace, Jr., Midsouth Cellular L.P. and Midsouth Cellular Corp., incorporated herein by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1993 (Commission File No. 0-1460).

10.21 Agreement for Confirmatory Acquisition and for settlement by and between Digital F/X, Inc. and New Microtime Inc. dated as of November 9, 1993, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995 (Commission File No. 0-1460).

10.22 Purchase Agreement by and among Centennial Cellular Corp., Clear Communications Partnership, Clear Communications Systems, Inc. and Clear Cellular Holdings, Inc. dated as of February 28, 1994, incorporated herein by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995 (Commission File No. 0-1460).

10.23 The Ney Profit Sharing Savings Plan, January 1, 1993, as amended, incorporated herein by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995 (Commission File No. 0-1460).

10.24 Retirement Plan for Employees of The J.M. Ney Company, October 1, 1991, incorporated herein by reference to Exhibit 10.25 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995 (Commission File No. 0-1460).

Exhibit
   No.                        Description
- - -------                       -----------


10.25 Deferred Compensation Agreement, entered into as of September 30, 1992, by and between the Registrant and Francis E. Baker, incorporated herein by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995 (Commission File No. 0-1460).

10.26 Employment Agreement, dated as of March 28, 1994, between The J.M. Ney Company and H. George Wolfe, Jr., incorporated herein by reference to
      Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995 (Commission File No. 0-1460).

10.27 Letter Agreement, dated March 7, 1993, between the Registrant and
      Ronald N. Cerny, incorporated herein by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995 (Commission File No. 0-1460).

10.28 LA3, LA4, Miss 8 Systems Agreement, incorporated herein by reference to
      Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the Quarter ended August 31, 1994 (Commission File No. 0-1460).

10.30 LA3, LA4, Miss8 Partnership Interest Purchase Agreement, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the Quarter ended August 31, 1994 (Commission File
      No. 0-1460).

10.31 LA3, LA4, Miss8 Stock Purchase Agreement, incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the Quarter ended August 31, 1994 (Commission File No. 0-1460).

10.32 Acquisition Agreement by and among The Grass Valley Group, Inc., Tektronix, Inc., New Microtime Inc. and Andersen Group, Inc. dated as of September 9, 1994, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the Quarter ended November 30, 1994 (Commission File No. 0-1460).

10.33 First Amendment to the Agreement by and among The Grass Valley Group, Inc., Tektronix, Inc., New Microtime Inc. and Andersen Group, Inc. dated as of September 9, 1994, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the Quarter ended November 30, 1994 (Commission File No. 0-1460).

10.34 Letter Agreements, dated February 23, 1995 and March 20, 1995, between the Registrant and Ronald N. Cerny.*

21.   Subsidiaries of the Registrant.*

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended February 28, 1995.


*Filed herein

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDERSEN GROUP, INC.                             Date:  May 19, 1995
- - --------------------
Registrant

/s/ Francis E. Baker                             /s/ Jack E. Volinski
- - -------------------------------                  -------------------------------
   Francis E. Baker                                 Jack E. Volinski
   President                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                         TITLE
- - ---------                         -----

/s/ Oliver R. Grace, Jr.          Chairman
- - --------------------------        and                     Date:  May 22, 1995
Oliver R. Grace, Jr.              Director


/s/ Francis E. Baker              President, Chief
- - --------------------------        Executive Officer       Date:  May 19, 1995
Francis E. Baker                  and Director

/s/ Peter N. Bennett
- - --------------------------                                Date:  May 22, 1995
Peter N. Bennett                  Director

/s/ Edward K. Conklin
- - --------------------------                                Date:  May 22, 1995
Edward K. Conklin                 Director

/s/ Joseph F. Engelberger
- - --------------------------                                Date:  May 23, 1995
Joseph F. Engelberger             Director

/s/ Richard H. Gordon
- - --------------------------                                Date:  May 22, 1995
Richard H. Gordon                 Director

/s/ John S. Grace
- - --------------------------                                Date:  May 23, 1995
John S. Grace                     Director

/s/ Gwendolyn Grace
- - --------------------------                                Date:  May 24, 1995
Gwendolyn Grace                   Director

/s/ Louis A. Lubrano
- - --------------------------                                Date:  May 24, 1995
Louis A. Lubrano                  Director

/s/James J. Pinto
- - --------------------------                                Date:  May 24, 1995
James J. Pinto                    Director

KPMG Peat Marwick LLP

                         Independent Auditors' Report

The Stockholders and Board of Directors
Andersen Group, Inc.:

Under date of May 3, 1995, we reported on the consolidated balance sheets of Andersen Group, Inc. and subsidiaries as of February 28, 1995 and 1994, and the related consolidated statements of operations, common and other stockholders' equity, and cash flows for each of the years in the three-year period ended February 28, 1995, which are included in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index under Part IV, Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP

Springfield, Massachusetts
May 3, 1995

- - --------------------------------------------------------------------------------
                             ANDERSEN GROUP, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
- - --------------------------------------------------------------------------------

                                           ----------Additions----------
                             Balance        Charged to         Charged                         Balance
                            Beginning       costs and          to other                          End
     Description             of year         expenses          account        Deductions        of year
     -----------             -------         --------          -------        ----------       --------

February 28, 1995
- - -----------------
Allowance for
    doubtful accounts         $426,459          47,390          (31,000)         (83,135)(a)   $359,714

Discontinued operation              $0          41,000           31,000           (9,393)(a)    $62,607

Deferred income tax
    valuation allowance       $458,000          25,348                                         $483,348
February 28, 1994
- - -----------------
Allowance for
    doubtful accounts         $306,038         102,421           98,048          (80,048)(a)   $426,459

Discontinued operation        $924,132                          (98,048)        (826,084)(a)         $0

Deferred income tax
    valuation allowance     $1,526,567      (1,068,567)                                        $458,000
February 28, 1993
- - -----------------
Allowance for
    doubtful accounts         $324,142         (42,685)                           24,581 (a)   $306,038

Discontinued operation        $351,811         815,853                          (243,532)(b)   $924,132

Deferred income tax
    valuation allowance       $921,881         604,686                                       $1,526,567

a) Write offs net of recoveries.
b) Offset of discontinued operation losses.

                                 EXHIBIT INDEX
                                 -------------

Exhibit
   No.            Description                                  Page No.
- - -------           -----------                                  --------

10.34       Letter Agreement dated February 23, 1995
            between the Registrant and Ronald N. Cerny.           52

21.         Subsidiaries of the Registrant.                       53

27.         Financial Data Schedule                               54