Form 10-Q
period 1995-05-31
ANDERSEN GROUP INC
filed 1995-07-14
CIK 6383

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                   FORM 10-Q


X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1995
                               ------------


                                       OR


__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

- --------------------------------------------------------------------------------

                         Commission file number 0-1460
                                                ------

                             ANDERSEN GROUP, INC.
                             --------------------
            (Exact name of registrant as specified in its charter)

              CONNECTICUT                                 06-0659863
              -----------                                 ----------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)


                Ney Industrial Park, Bloomfield, CT 06002-3690
                ----------------------------------------------
         (Address of principal executive offices, including zip code)

                                (203) 242-0761
                                --------------
             (Registrant's telephone number, including area code)

                    ______________________________________
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes   X     No
               -------    -------



On June 30, 1995, 1,934,205 shares of the issuer's no par value common stock were outstanding.

                             ANDERSEN GROUP, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                                     Page No.
                                                                                     --------
Part I - Financial Information
- ------------------------------
         Consolidated Balance Sheets
                May 31, 1995 and February 28, 1995                                       3

         Consolidated Statements of Earnings for the
                Three Months Ended May 31, 1995 and 1994                                 4

         Consolidated Statements of Cash Flows
                for the Three Months Ended May 31, 1995 and 1994                         5

         Notes to Consolidated Financial Statements                                      6

         Management's Discussion and Analysis of
                Results of Operations and Financial Condition                          7 - 9

Part II - Other Information
- ---------------------------
         Item 3 - Defaults Upon Senior Securities                                      9 - 10

         Item 6 - Exhibits and Reports on Form 8-K                                       10

         Signatures                                                                      11

PART 1: FINANCIAL INFORMATION
Item 1: Financial Statements
                             ANDERSEN GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                       May 31, 1995        Feb. 28, 1995
- --------------------------------------------------------------------------------------------------------
                                                                        (unaudited)            (audited)
ASSETS
- ------
CURRENT ASSETS:
   Cash and cash equivalents                                                $2,783              $2,709
   Marketable securities                                                     2,016               2,180
   Accounts and other receivables less
    allowance for doubtful accounts of $440 and $360                         9,542               7,921
   Inventories                                                              13,376              12,690
   Prepaid expenses and other assets                                           308                 520
- ------------------------------------------------------------------------------------------------------
    Total current assets                                                    28,025              26,020
- ------------------------------------------------------------------------------------------------------


Property, plant and equipment                                               22,508              22,348
Accumulated depreciation                                                   (11,334)            (10,930)
- ------------------------------------------------------------------------------------------------------
   Property, plant and equipment, net                                       11,174              11,418
- ------------------------------------------------------------------------------------------------------

Prepaid pension expense                                                      3,553               3,517
Other assets                                                                 2,741               2,723
- ------------------------------------------------------------------------------------------------------
                                                                           $45,493             $43,678
- ------------------------------------------------------------------------------------------------------
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
 STOCK AND COMMON AND OTHER STOCKHOLDERS' EQUITY
- ------------------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                         $1,696              $2,119
   Short term debt                                                           5,993               3,543
   Other current liabilities                                                 5,437               5,285
- ------------------------------------------------------------------------------------------------------

    Total current liabilities                                               13,126              10,947
- ------------------------------------------------------------------------------------------------------

Long term debt, less current maturities                                      8,753               8,784
Other liabilities                                                            1,156               1,160
Deferred income taxes                                                        2,281               2,281

Redeemable cumulative convertible preferred stock                           10,631              10,593
- ------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
   Common stock                                                              2,103               2,103
   Additional paid-in capital                                                1,925               1,925
   Retained earnings                                                         5,608               5,975
   Treasury stock, at cost                                                     (90)                (90)
- ------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                               9,546               9,913
- ------------------------------------------------------------------------------------------------------

                                                                           $45,493             $43,678
- ------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                              ANDERSEN GROUP, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)

                                                        Three months ended
(unaudited)                                       May 31, 1995      May 31, 1994
- --------------------------------------------------------------------------------
REVENUES:
   Net sales                                           $17,269          $16,137
   Investment and other income                             371            1,433
- --------------------------------------------------------------------------------
                                                        17,640           17,570
- --------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of sales                                        12,101           11,164
   Selling, general and administrative                   4,566            4,332
   Research and development                                934              810
   Interest expense                                        340              399
- --------------------------------------------------------------------------------
                                                        17,941           16,705
- --------------------------------------------------------------------------------
Income (loss) before income taxes
 and extraordinary item                                   (301)             865
   Income tax expense (benefit)                            (81)              85
- --------------------------------------------------------------------------------
Income (loss) before extraordinary item                   (220)             780
   Extraordinary gain from early extinguishment
    of debt, net of income tax expense                       -                1
- --------------------------------------------------------------------------------
Net income (loss)                                         (220)             781
   Preferred dividend requirement                         (147)            (148)
- --------------------------------------------------------------------------------
Income (loss) applicable to common shares                $(367)            $633
- --------------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE:
   Continuing operations                                $(0.19)           $0.33
   Extraordinary item                                     0.00             0.00
- --------------------------------------------------------------------------------
   Income (loss) applicable to common shares            $(0.19)           $0.33
- --------------------------------------------------------------------------------

DIVIDENDS DECLARED PER SHARE:
   Preferred                                             $0.00            $0.00
- --------------------------------------------------------------------------------
   Common                                                $0.00            $0.00
- --------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                             ANDERSEN GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                            Three months ended
(unaudited)                                              May 31, 1995   May 31, 1994
- ------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $(220)         $781
Adjustments to reconcile net income (loss) to net
 cash provided by (used for) operating activities:
   Depreciation, amortization and accretion                       575           581
   Gain on sale of cellular investment                              -        (1,216)
   Pension income                                                 (36)          (36)

Changes in operating assets and liabilities:
   Accounts and notes receivable                               (1,621)       (1,261)
   Inventories                                                   (686)       (2,748)
   Prepaid expenses and other assets                              107          (296)
   Accounts payable                                              (423)          356
   Accrued expenses and other long-term obligations                40           828
- ------------------------------------------------------------------------------------

     Net cash used for operating activities                    (2,264)       (3,011)
- ------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net                   (308)         (167)
Proceeds from sale of cellular investment                           -         3,316
Investment in other assets                                         63             -
Sale (purchase) of marketable securities, net                     164        (1,039)
- ------------------------------------------------------------------------------------

     Net cash provided by (used for) investing activities         (81)        2,110
- ------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                              (31)          (34)
Issuance of short term debt, net                                2,450         1,050
- ------------------------------------------------------------------------------------

     Net cash provided for financing activities                 2,419         1,016
- ------------------------------------------------------------------------------------

     Net increase in cash and cash equivalents                     74           115
     Cash and cash equivalents - beginning of period            2,709         2,061
- ------------------------------------------------------------------------------------
     Cash and cash equivalents - end of period                 $2,783        $2,176
- ------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

(1)    Accounting Policies
       -------------------

The accompanying interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Andersen Group, Inc. and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 1995. The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. In addition, certain reclassifications have been made to the prior period financial information so that it conforms to the current period presentation.

(2)    Inventories
       -----------

Inventories consisted of the following:


                                          (In thousands)
                                May 31,                  February 28,
                                 1995                       1995
                              -----------               --------------
Raw materials                   $   818                     $   950
Work in process                   2,688                       2,732
Finished goods                   11,236                      10,374
                                -------                     -------
                                 14,742                      14,056
LIFO Reserve                     (1,366)                     (1,366)
                                -------                     -------
                                $13,376                     $12,690
                                =======                     =======

(3)    Income Taxes
       ------------

Income tax expense (benefit) represents an estimate of the effective income tax rate for the current fiscal year including adjustments to the Company's deferred income tax liability for prior years taxes.


(4)    Dividends
       ---------

The Company's cumulative convertible preferred stock (the "Preferred Stock") is entitled to accrue quarterly dividends ranging from $.1875 to $.4375 per share, based upon the operating income (as defined) of The J.M. Ney Company ("Ney"), a wholly-owned subsidiary of the Company. No dividends were declared on the Preferred Stock during the period, although they were earned at the rate of $.1875 per share, due to restrictions in the Company's debt covenants as discussed below.

Under the terms of the Company's 10 1/2% convertible subordinated debentures, the Company is restricted from paying dividends on its capital stock after April 14, 1993 until such time as the Company's cumulative consolidated earnings, as defined, reach specified amounts.

Due to the above restriction, the Company anticipates that it will be precluded from paying the quarterly Preferred Stock dividend for the foreseeable future. Through the first quarter of fiscal 1996, approximately $994,000 has been accrued for this arrearage (for further information concerning the Company's ability to pay dividends on or purchase or redeem its capital stock see the Liquidity and Capital Resources Section of Management's Discussion and Analysis of Results of Operations and Financial Condition and Part II, Item 3 below).

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION


For the quarter ended May 31, 1995 net sales totalled $17,269,000, an increase of $1,132,000, or 7.0%, from the corresponding period in the prior fiscal year.

Net sales in the Company's Dental segment were $10,418,000, an increase of $412,000, or 4.1%, from the corresponding period in the prior fiscal year. Domestic sales increased by $441,000, or 8.3%, while international sales decreased by $29,000, or 0.6%. A significant portion of the Company's dental products have a large precious metal component, principally gold and palladium. During the period, the price of palladium increased with a corresponding increase in average selling prices ("ASPs"). Together with the ASP increase, domestic precious metal unit sales volume increased from the previous year's first quarter by 8%. These increases were somewhat offset by discounting to large volume purchasers to match competitors prices. The small decrease in international sales is attributable to slightly lower demand in Germany. For information concerning the Company's potential divestiture of its dental segment see discussion below under the caption Liquidity and Capital Resources.

The Electronics segment's sales were $4,771,000, an increase of $157,000 or 3.3% from the corresponding quarter in the prior fiscal year. This segment of the business is comprised of the Company's Electronics and Ultrasonics business units. The Electronics division experienced a 5% increase in sales, or $188,000, due to an increase in sales of precious metal materials utilized in copings for dental implants. Ultrasonics sales decreased 3.8% due to fewer shipments of custom industrial ultrasonic cleaning systems.

Sales in the Company's Video Products segment were $2,079,000, a 37.0% increase from the prior year's first quarter. Included in the current year are approximately $1,050,000 of shipments of a product line acquired from The Grass Valley Group in October, 1994. On May 2, 1995 the Company's Video Products subsidiary, Digital GraphiX, Incorporated ("DGI") sold 81% of its outstanding stock to its employees and to certain of the Company's securityholders thereby reducing the Company's equity interest in DGI to 19% and removing the subsidiary from full consolidation. As such, only two months of activity are included in the current year, while three months of sales are included in the prior year.

Investment and other income totalled $371,000 for the quarter, a decrease of $1,062,000, or 74.1%, from the corresponding period of the prior year. The results for the prior year included a gain of $1,216,000 from the sale of the Company's investment in a cellular nonwireline franchise in rural North Carolina.

Cost of sales, as a percentage of net sales, was 70.1% for the quarter ended May 31, 1995, as compared to 69.2% for the corresponding period in the prior fiscal year. The Dental segment's cost of sales decreased to 72.4% from 72.6% in the corresponding quarter of the preceding fiscal year. This decrease was caused by a reduction in the cost of manufacturing dental equipment.

The Electronics segment's cost of sales, as a percentage of net sales, increased to 73.1% for the quarter, as compared to 66.8% in the prior year. The increase in the cost of sales percentage is due to the additional sales volume of lower margin precious metal materials, customer tooling sold at cost, and low sales volume by the Ultrasonics business unit.

The Video Products segment's cost of sales, as a percentage of net sales, at 57.2% increased from 53.5% for the corresponding period in the prior fiscal year. A shift in product mix to lower gross margin items is attributable to the difference.

For the three months ended May 31, 1995, selling, general and administrative expenses increased by $234,000 or 5.4% from the corresponding period of the prior year. The prior year included an insurance recovery of $225,000 for previously incurred costs.

Research and development expenses increased by $124,000, or 15.3%, to $934,000 for the three month period. The increase is substantially attributable to additional development costs for new products in the Company's Video Products segment.

Interest expense for the three months ended May 31, 1995 decreased to $340,000 from $399,000 in the corresponding period of the prior fiscal year. The decrease reflects reduced interest expense associated with the second quarter fiscal 1995 repayment of outstanding indebtedness. The repayments were funded from a portion of the proceeds from the sales of the Company's cellular telephone investments.

For the three months ended May 31, 1995, the (loss) before income taxes and extraordinary item was ($301,000), a change of $(1,166,000) from income of $865,000 for the same period of the prior fiscal year. Included in the prior year is a gain of $1,216,000 from the sale of a cellular telephone partnership interest in North Carolina.

For the three month period ended May 31, 1995, the Company had an income tax benefit of $81,000. The income tax benefit represents the effective income tax rate for the fiscal year including adjustments to the Company's deferred income tax liability for prior years taxes.

For the three month period ended May 31, 1995, the loss applicable to common shares was $367,000, a decrease of $1,000,000 from $633,000 of income in the same period of the prior fiscal year.


Liquidity and Capital Resources
- -------------------------------

At May 31, 1995, the Company's cash, short-term investments and marketable securities totalled $4,799,000, a decrease of $90,000 from $4,889,000 at February 28, 1995. At May 31, 1995, the marketable securities consisted of investments in non-investment grade high-yield municipal bonds, and the common stock of certain financial institutions and a cellular telecommunications company.

At May 31, 1995, the Company's subsidiary, The J.M. Ney Company ("Ney") had $5,650,000 in outstanding borrowings against its $8.5 million demand revolving credit facility. The proceeds from this facility have been utilized primarily to fund inventory and receivables growth in the Dental and Electronic segments. The facility is secured by certain of Ney's receivables and precious metal inventories.

On May 2, 1995 DGI completed the sale of 64,800 shares of its common stock to employees of DGI and to various securityholders of the Company at a price per share of $5.00. The Company retains a 19% interest in DGI.

On June 5, 1995 the Company commenced a tender offer on its own behalf to purchase any and all shares of its Series A Cumulative Convertible Preferred Stock at $12.25 per share, net. The offer, which was to have expired on July 7, 1995, has been extended to July 28, 1995 and may be further extended. The offer is subject to a number of conditions, including there being properly tendered and not withdrawn prior to the expiration date a minimum of 250,000 shares and consummation of the divestiture of the Company's Dental segment. As of July 11, 1995 the Company's exchange agent had received 235,150 shares.

As discussed above, the Company's offer to purchase the Preferred Stock is conditioned upon consummation of the sale of its Dental segment in order to generate sufficient funds to purchase tendered shares and to meet certain existing financing covenants. The Company and representatives of prospective buyers of the Dental Division have met from time to time. In the case of one prospective buyer, the parties are in the process of confirming due diligence information and finalizing draft documentation. However, no definitive agreements have been executed. The Company has advised the party with which it is negotiating that the Company does not intend to sign a definitive agreement as to the sale of its Dental Division unless and until the Company determines that a minimum of 250,000 shares of Preferred Stock have been tendered pursuant to the offer. The Company has the right to reduce the minimum number of shares and to waive that or any other condition of the offer.

A substantial amount of the products sold by the Company employ precious metals. Prices of precious metals have been volatile in recent years. A substantial change in the market price of these metals may affect the Company's revenues and profits.

The Company believes that its existing cash and investment resources and internally generated funds will be sufficient to meet its anticipated working capital and debt service requirements through fiscal 1996. Additional financing, investment liquidation or restructuring of existing financing obligations may be necessary, however, to fund the Company's capital and financial commitments in fiscal 1997 and beyond. The Company believes that funds from operations, existing investments and potential future financing will be sufficient to meet its requirements, but there can be no assurance as to the availability of future financing or the terms thereof.

The Indenture relating to the Company's 10 1/2% convertible subordinated debentures contains a covenant which restricts the payment of dividends on or repurchases or redemptions of the Company's capital stock. As the result of losses incurred in the past three fiscal years, the Company is prohibited by this covenant from making such payments on the Preferred Stock. The Company is only permitted to pay dividends on or redeem the Preferred Stock to the extent by which cumulative consolidated net income (as defined) earned after the first quarter of fiscal 1996 exceeds $2,673,000. Further, the Company is prohibited under the Indenture relating to its 1979 and 1983 Industrial Development Bonds from issuing additional long-term debt with certain exceptions (as defined), unless (1) its average annual pre-tax income for the three preceding fiscal years (as defined), shall have equaled at least 1.6 times the sum of the annual interest charges (as defined) or (2) its pre-tax income (as defined) for a twelve calendar month period, ended not more than six months prior to the issuance of the additional long-term debt, shall have equaled at least three times the sum of the annual interest charges (as defined) on such long-term debt. As a consequence of the losses in previous years, this prohibition will remain in effect until sufficient income is generated to satisfy the test.


PART II:   OTHER INFORMATION
- ----------------------------


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         As discussed above in Note 4 and in Management's Discussion and Analysis of Results of Operations and Financial Condition, the Company is not permitted to pay dividends on or repurchase or redeem any of its capital stock. As a result of this restriction, the Company was precluded from paying the Preferred Stock dividend earned for each of the four quarters in fiscal 1994 and 1995, respectively, and is precluded from paying the Preferred Stock dividend earned for the quarter ended May 31, 1995. These dividends are ordinarily payable within 45 days after the end of the quarter. Therefore, while the quarterly fiscal 1994 and 1995 dividends are in arrears, the dividend for the quarter ended May 31, 1995, which was in the amount of $.1875 per share, will be in arrears on July 16, 1995. The aggregate arrearage for all dividends (including that payable on July 16, 1995) is approximately $994,000.

         As of October 16, 1994, the Company was in arrears for six consecutive quarters on the payment of the dividends on the Preferred Stock. The terms of the Preferred Stock provide that once the Company is in arrears on the payment of the dividends on the Preferred Stock for six consecutive quarters, the holders of the Preferred Stock, voting together as a class, are entitled to elect one additional director to the Company's Board of Directors at any annual meeting of shareholders or a special meeting held in place thereof, or at a special meeting of the holders of the Preferred Stock. If and when the dividends which are in arrears on the Preferred Stock shall have been paid or declared and set apart for payment, the rights of the holders of the Preferred Stock to elect such additional director shall cease (but always subject to the same provisions for the vesting of such voting rights in the case of any similar future arrearages in dividends), and the term of office of any person elected director by the holders of the Preferred Stock shall terminate. As of July 13, 1995, no special meeting of the preferred stockholders has been held or scheduled.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K:

              Exhibit Number         Discription
              --------------         -----------
              Exhibit 27             Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended May 31, 1995.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            ANDERSEN GROUP, INC.
                                       ---------------------------
                                         (Registrant)



                                       /s/Francis E. Baker
                                       --------------------------------------
                                       Francis E. Baker
                                       President


                                       /s/Jack E. Volinski
                                       --------------------------------------
                                       Jack E. Volinski
                                       Chief Financial Officer


                                       July 13, 1995
                                       --------------------------------------
                                       Date