Form 10-Q
period 1995-08-31
ANDERSEN GROUP INC
filed 1995-10-16
CIK 6383

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                   FORM 10-Q


X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1995
                               ---------------


                                      OR


__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

                       ________________________________
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes   X     No_______
                -------



On October 2, 1995, 1,934,205 shares of the issuer's no par value common stock were outstanding.

                             ANDERSEN GROUP, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                Page No.
                                                                --------
Part I - Financial Information
------------------------------

     Consolidated Balance Sheets
          August 31, 1995 and February 28, 1995                      3

     Consolidated Statements of Earnings for the Three and
          Six Months Ended August 31, 1995 and 1994                  4

     Consolidated Statements of Cash Flows for the
          Six Months Ended August 31, 1995 and 1994                  5

     Notes to Consolidated Financial Statements                      6

     Management's Discussion and Analysis of
          Results of Operations and Financial Condition            7 - 10



Part II - Other Information
---------------------------

     Item 3 - Defaults Upon Senior Securities                        10

     Item 6 - Exhibits and Reports on Form 8-K                       10

     Signatures                                                      11


PART 1: FINANCIAL INFORMATION
Item 1: Financial Statements
                              ANDERSEN GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      Aug. 31, 1995    Feb. 28, 1995
------------------------------------------------------------------------------------
                                                        (unaudited)        (audited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                              $3,242               $2,709
  Marketable securities                                   3,040                2,180
  Accounts and other receivables less
   allowance for doubtful accounts of $479 and $360       8,716                7,921
  Inventories                                            14,268               12,690
  Prepaid expenses and other assets                         301                  520
-------------------------------------------------------------------------------------
   Total current assets                                  29,567               26,020
-------------------------------------------------------------------------------------


Property, plant and equipment                            22,185               22,348
Accumulated depreciation                                (11,628)             (10,930)
-------------------------------------------------------------------------------------
  Property, plant and equipment, net                     10,557               11,418
-------------------------------------------------------------------------------------

Prepaid pension expense                                   3,589                3,517
Other assets                                              3,124                2,723
-------------------------------------------------------------------------------------
                                                        $46,837              $43,678
------------------------------------------------------------------------------------

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
 STOCK AND COMMON AND OTHER STOCKHOLDERS' EQUITY
------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                       $2,238               $2,119
  Short term debt                                         6,547                3,543
  Other current liabilities                               5,888                5,285
-------------------------------------------------------------------------------------

   Total current liabilities                             14,673               10,947
-------------------------------------------------------------------------------------

Long term debt, less current maturities                   8,673                8,784
Other liabilities                                         1,152                1,160
Deferred income taxes                                     2,281                2,281

Redeemable cumulative convertible preferred stock        10,669               10,593
-------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                            2,103                2,103
  Additional paid-in capital                              1,924                1,925
  Retained earnings                                       5,452                5,975
  Treasury stock, at cost                                   (90)                 (90)
-------------------------------------------------------------------------------------
   Total stockholders' equity                             9,389                9,913
-------------------------------------------------------------------------------------

                                                        $46,837              $43,678
-------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                              ANDERSEN GROUP, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)

                                                       Three months ended               Six months ended
(unaudited)                                      Aug. 31, 1995   Aug. 31, 1994   Aug. 31, 1995   Aug. 31, 1994
---------------------------------------------------------------------------------------------------------------

REVENUES:
 Net sales                                             $15,018         $14,647         $32,287         $30,784
 Investment and other income                               544           1,812             915           3,245
----------------------------------------------------------------------------------------------------------------
                                                        15,562          16,459          33,202          34,029
----------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
 Cost of sales                                          10,496          10,020          22,597          21,184
 Selling, general and administrative                     4,177           4,617           8,743           8,949
 Research and development                                  564             829           1,498           1,639
 Interest expense                                          334             404             674             803
-----------------------------------------------------------------------------------------------------------------
                                                        15,571          15,870          33,512          32,575
------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes
  and extraordinary item                                    (9)            589            (310)          1,454
 Income tax expense (benefit)                               (1)             61             (82)            146
---------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                     (8)            528            (228)          1,308
 Extraordinary gain from early extinguishment
   of debt, net of income tax expense                        -              38               -              39
---------------------------------------------------------------------------------------------------------------
Net income (loss)                                           (8)            566            (228)          1,347
 Preferred dividend requirement                           (149)           (148)           (296)           (296)
---------------------------------------------------------------------------------------------------------------
Income (loss) applicable to common shares                ($157)           $418           $(524)         $1,051
---------------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE:
 Continuing operations                                  ($0.08)          $0.19          $(0.27)          $0.52
 Extraordinary item                                       0.00            0.02            0.00            0.02
----------------------------------------------------------------------------------------------------------------
 Income (loss) applicable to common shares              ($0.08)          $0.21          $(0.27)          $0.54
----------------------------------------------------------------------------------------------------------------

DIVIDENDS DECLARED PER SHARE:
 Preferred                                               $0.00           $0.00           $0.00           $0.00
----------------------------------------------------------------------------------------------------------------
 Common                                                  $0.00           $0.00           $0.00           $0.00
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                             ANDERSEN GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                Six months ended
(unaudited)                                               Aug. 31, 1995    Aug. 31, 1994
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $(228)         $1,347
Adjustments to reconcile net income (loss) to net
 cash provided by (used for) operating activities:
  Depreciation, amortization and accretion                          995           1,179
  Gain on sale of cellular investment                                 -          (2,949)
  Pension income                                                    (72)            (72)
  Deferred income taxes                                               -            (300)
  Gain on redemption of long term debt                                -             (59)
Changes in operating assets and liabilities:
  Accounts and notes receivable                                    (795)           (892)
  Inventories                                                    (1,578)           (352)
  Prepaid expenses and other assets                                (293)            125
  Accounts payable                                                  119            (355)
  Accrued expenses and other long-term obligations                  375           1,475
----------------------------------------------------------------------------------------

    Net cash used for operating activities                       (1,477)           (853)
----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment                 237               -
Purchase of property, plant and equipment                          (323)           (766)
Proceeds from sale of cellular investment                             -           7,710
Investment in other assets                                           63               -
Purchase of marketable securities, net                             (860)         (1,514)
----------------------------------------------------------------------------------------

  Net cash provided by (used for) investing activities             (883)          5,430
----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                               (107)           (972)
Issuance (repayment) of short term debt, net                      3,000          (3,237)
----------------------------------------------------------------------------------------

  Net cash provided for financing activities                      2,893          (4,209)
----------------------------------------------------------------------------------------

  Net increase in cash and cash equivalents                         533             368
  Cash and cash equivalents - beginning of period                 2,709           2,061
----------------------------------------------------------------------------------------
  Cash and cash equivalents - end of period                      $3,242          $2,429
----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

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

(2)  Inventories
     -----------

Inventories consisted of the following:

                                         (In thousands)
                            August 31,                   February 28,
                               1995                          1995
                           ------------                 --------------
Raw materials                 $  114                        $  950
Work in process                3,625                         2,732
Finished goods                11,895                        10,374
                             --------                      --------
                              15,634                        14,056
LIFO Reserve                  (1,366)                       (1,366)
                             --------                      --------
                             $14,268                       $12,690
                             ========                      ========

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

Due to the above restriction, the Company anticipates that it will be precluded from paying the quarterly Preferred Stock dividend for the foreseeable future. Through the second quarter of fiscal 1996, approximately $1,104,000 has been accrued for this arrearage (for further information concerning the Company's ability to pay dividends on or purchase or redeem its capital stock see the Liquidity and Capital Resources Section of Management's Discussion and Analysis of Results of Operations and Financial Condition and Part II, Item 3 below).

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

For the quarter ended August 31, 1995 net sales totalled $15,018,000, an increase of $371,000, or 2.5%, from the corresponding period in the prior fiscal year.

Net sales in the Company's Dental segment were $9,705,000, an increase of $893,000, or 10.1%, from the corresponding period in the prior fiscal year. Domestic sales increased by $831,000, or 16.9%, while international sales increased by $61,000, or 1.6%. A significant portion of the Company's dental products have a large precious metal component, principally gold and palladium. During the period, the price of palladium increased with a corresponding increase in average selling prices ("ASPs"). Together with the ASP increase, domestic precious metal unit sales volume increased from the previous year's second quarter by 24%. These increases were somewhat offset by discounting to large volume purchasers to match competitors prices. The slight increase in international sales is attributable to improved European demand. For information concerning the Company's potential divestiture of its dental segment see discussion below under the caption Liquidity and Capital Resources.

The Electronics segment's sales were $5,314,000, an increase of $871,000 or 19.6% from the corresponding quarter in the prior fiscal year. This segment of the business is comprised of the Company's Electronics and Ultrasonics business units. The Electronics division experienced a 22.3% increase in sales, or $758,000, due to an increase in sales of precious metal materials and parts utilized in copings for dental implants. Ultrasonics sales increased 10.8% due to improved demand for its custom tanks and generators.

On May 2, 1995 the Company's Video Products subsidiary, Digital GraphiX, Incorporated ("DGI") sold 81% of its outstanding stock to its employees and to certain of the Company's securityholders thereby reducing the Company's equity interest in DGI to 19% and removing the subsidiary from full consolidation. Accordingly, only approximately two months of activity are included in the current year while six months of activity are included in the prior year. The sales in the prior year's second quarter were $1,392,000.

Investment and other income totalled $544,000 for the quarter, a decrease of $1,268,000, or 70.%, from the corresponding period of the prior year. The results for the prior year included a gain of $1,757,000 from the sale of the Company's 9.6% general partnership interest in MidSouth Cellular L.P., a cellular nonwireline franchise operating in the Louisiana 3 and 4 and Mississippi 8 Rural Service Areas. Included in the current year is $280,000 of gains from investments in common stock of certain financial institutions.

For the six months ended August 31, 1995, net sales totalled $32,287,000, an increase of $1,503,000, or 4.9%, from the corresponding six month period in the prior fiscal year. Dental segment sales increased by $1,305,000, or 6.9%, to $20,123,000 for the six months. Domestic sales were responsible for the entire increase as international sales remained unchanged from the prior period. The increases in precious metal unit sales, and in ASPs, discussed above, are attributable to the sales increase.

The Electronics segment's sales for the six months were $10,085,000, an increase of $1,028,000, or 11.4%, from the corresponding six month period in the prior fiscal year. In addition to the reasons discussed above, the increase in the Electronics division's sales is also attributable to a growth in shipments of molded parts to the automotive market.

As discussed above, the Video Products segment's sales were $2,079,000 for the six months ended August 31, 1995 while the sales were $2,909,000 for the corresponding period in the prior fiscal year. The prior period includes a full six months of activity while the current year includes only operating activity through May 2, 1995.

Investment and other income totalled $915,000 for the six months ended August 31, 1995, as compared to $3,245,000 for the corresponding period in the prior fiscal year. In addition to the $1,757,000 gain from the sale of the Company's interest in MidSouth, the results for the prior year period also include a $1,216,000 gain from the sale of the Company's investment in a cellular nonwireline franchise in Rural North Carolina.

Cost of sales, as a percentage of net sales, was 69.9% for the quarter ended August 31, 1995, as compared to 68.4% for the corresponding period in the prior fiscal year. The Dental segment's cost of sales decreased to 71.6% from the corresponding quarter of the preceding fiscal year. This increase was caused by lower margin domestic dental alloys sales becoming a larger share of the business.

The Electronics segment's cost of sales, as a percentage of net sales, increased to 68.1% for the quarter, as compared to 68.0% in the prior year. The slight increase in the cost of sales percentage is due to the additional sales volume of lower margin precious metal materials.

For the six months ended August 31, 1995 cost of sales was 70.0% as compared to 68.8%. The Dental segment's cost of sales increased to 72.1% from 71.6% in the period for the reasons discussed above. Cost of sales in the Electronics segment increased to 70.5% as a percentage of sales from 68.2% in the prior year also because of the reasons discussed above.

For the three months ended August 31, 1995, selling, general and administrative expenses decreased by $440,000 or 9.5%. As a percentage of net sales, these expenses decreased to 27.8% from 31.5%. For the six months ended August 31, 1995, selling, general and administrative expenses decreased by $206,000 or 2.3% from the corresponding period of the prior year.

Research and development expenses decreased by $265,000, or 32%, to $564,000 for the three months ended August 31, 1995 and decreased by $141,000 or 8.6% to $1,498,000 for the six month period from the prior fiscal year. The decrease is attributable to the sale of the Company's Video Products segment.

Interest expense for the quarter and six months ended August 31, 1995 decreased to $334,000 and $674,000 from $404,000 and 803,000, respectively, in the corresponding periods of the prior fiscal year. The decrease reflects reduced interest expense associated with the repayment of outstanding indebtedness in the second quarter of last year. The repayments were funded from a portion of the proceeds from the sales of the Company's cellular telephone investments.

For the three and six month periods ended August 31, 1995, the (loss) before income taxes and extraordinary item was $(9,000) and $(310,000), a decrease of $598,000 and $1,764,000, respectively, from the same periods of the prior fiscal year. Included in the prior year are gains of $1,767,000 and $2,973,000 from the sale of cellular telephone partnership interests.

For the three and six months ended August 31, 1995, the Company had income tax benefits of $1,000 and $82,000, respectively. The income tax benefit represents the effective income tax rate for the fiscal year including adjustments to the Company's deferred income tax liability for prior years taxes.

For the three and six month periods ended August 31, 1995, the loss applicable to common shares was $157,000 and $524,000, respectively, a decrease of $575,000 and $1,575,000, respectively from the same periods of the prior fiscal year.


Liquidity and Capital Resources
-------------------------------

At August 31, 1995, the Company's cash, short-term investments and marketable securities totalled $6,282,000, an increase of $1,393,000 from $4,889,000 at February 28, 1995. At August 31, 1995, the marketable securities consisted of investments in non-investment grade high-yield municipal bonds, and the common stock of certain financial institutions and a cellular telecommunications company.

At August 31, 1995, the Company's subsidiary, The J.M. Ney Company ("Ney") had $6,200,000 in outstanding borrowings against its $8.5 million demand revolving credit facility. The proceeds from this facility have been utilized primarily to fund inventory and receivables growth in the Company's Dental and Electronic segments. The facility is secured by certain of Ney's receivables and precious metal inventories.

On June 5, 1995 the Company commenced a tender offer on its own behalf to purchase any and all shares of its Series A Cumulative Convertible Preferred Stock at $12.25 per share, net. The offer, which was to have expired on July 7, 1995, has been extended to November 1, 1995 and may be further extended. The offer is subject to a number of conditions, including there being properly tendered and not withdrawn prior to the expiration date a minimum of 250,000 shares and consummation of the divestiture of the Company's Dental segment (the "Dental Divestiture").

As discussed above, the Company's offer to purchase the Preferred Stock is conditioned upon, among other things, there being tendered and not withdrawn prior to the expiration date a minimum of 250,000 shares and consummation of the Dental Divestiture in order to generate sufficient funds to purchase tendered shares and to meet certain existing financing covenants. As of October 2, 1995 approximately 283,000 shares had been tendered into the offer. On August 10, 1995, the Company signed an Asset Purchase and Sale Agreement with Phoenix Shannon p.l.c. of Shannon, County Clare, Ireland to sell the assets of its Dental segment for a combination of cash and securities valued at $17.9 million. The sale, which is subject to numerous conditions including Phoenix Shannon obtaining sufficient financing, has until October 30, 1995, unless extended, to close. Should the transaction close, based on an August 31, 1995 net asset value, Andersen's subsidiary, Ney, would receive approximately $15.1 million in cash; a two year, interest bearing note for $1 million; either 200,000 Phoenix Shannon Ordinary Shares (subject to adjustment) or an additional cash payment of $1.8 million, and a post-closing cash payment of approximately $400,000 equal to the increase in net asset value from February 28, 1995 to August 31, 1995.

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

The Indenture relating to the Company's 10 1/2% convertible subordinated debentures contains a covenant which restricts the payment of dividends on or repurchases or redemptions of the Company's capital stock. As the result of losses incurred in the past three fiscal years, the Company is prohibited by this covenant from making such payments on the Preferred Stock. The Company is only permitted to pay dividends on or redeem the Preferred Stock to the extent by which cumulative consolidated net income (as defined) earned after the second quarter of fiscal 1996 exceeds approximately $2,680,000. Further, the Company is prohibited under the Indenture relating to its 1979 and 1983 Industrial Development Bonds from issuing additional long-term debt with certain exceptions (as defined), unless (1) its average annual pre-tax income for the three preceding fiscal years (as defined), shall have equaled at least 1.6 times the sum of the annual interest charges (as defined) or (2) its pre-tax income (as defined) for a twelve calendar month period, ended not more than six months prior to the issuance of the additional long-term debt, shall have equaled at least three times the sum of the annual interest charges (as defined) on such long-term debt. As a consequence of the losses in previous years, this prohibition will remain in effect until sufficient income is generated to satisfy the test.


PART II:   OTHER INFORMATION
----------------------------

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         As discussed above in Note 4, Dividends and in Management's Discussion and Analysis of Results of Operations and Financial Condition, the Company is not permitted to pay dividends on or repurchase or redeem any of its capital stock. As a result of this restriction, the Company was precluded from paying the Preferred Stock dividend earned for each of the four quarters in fiscal years 1994 and 1995, respectively, and is precluded from paying the Preferred Stock dividend earned for the quarters ended May 31 and August 31, 1995. These dividends are ordinarily payable within 45 days after the end of the quarter. Therefore, while the quarterly fiscal 1994 and 1995 dividends and the dividend for the quarter ended May 31, 1995 are in arrears. The August 31, 1995 quarterly dividend, which was in the amount of $.1875 per share, will be in arrears on October 16, 1995. The aggregate arrearage for all dividends (including that payable on October 16, 1995) is approximately $1,104,000.

         As of October 16, 1994, the Company was in arrears for six consecutive quarters on the payment of the dividends on the Preferred Stock. The terms of the Preferred Stock provide that once the Company is in arrears on the payment of the dividends on the Preferred Stock for six consecutive quarters, the holders of the Preferred Stock, voting together as a class, are entitled to elect one additional director to the Company's Board of Directors at any annual meeting of shareholders or a special meeting held in place thereof, or at a special meeting of the holders of the Preferred Stock. If and when the dividends which are in arrears on the Preferred Stock shall have been paid or declared and set apart for payment, the rights of the holders of the Preferred Stock to elect such additional director shall cease (but always subject to the same provisions for the vesting of such voting rights in the case of any similar future arrearages in dividends), and the term of office of any person elected director by the holders of the Preferred Stock shall terminate. As of October 13, 1995, no special meeting of the preferred stockholders has been held or scheduled.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits required by Item 601 of Regulation S-K:

               Exhibit No.           Description
               -----------           -----------
               Exhibit 10.1          Asset Purchase Agreement with Phoenix
                                     Shannon p.l.c.
               Exhibit 27            Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended August 31, 1995.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ANDERSEN GROUP, INC.
                             --------------------------------------
                               (Registrant)




                             /s/Francis E. Baker
                             ---------------------------------------------------
                             Francis E. Baker
                             President and Treasurer


                             October 13, 1995
                             ---------------------------------------------------
                             Date