Form 10-Q
period 1995-11-30
ANDERSEN GROUP INC
filed 1996-01-16
CIK 6383

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                   FORM 10-Q


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1995
                               -----------------


                                      OR


__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
________________________________________________________________________________

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

                      ___________________________________
  (Former name, former address and former fiscal year, if changed since last report.)

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


On January 10, 1996, 1,934,205 shares of the issuer's no par value common stock were outstanding.

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                                      Page No.
                                                                                      --------
Part I - Financial Information
------------------------------

         Consolidated Balance Sheets
               November 30, 1995 and February 28, 1995                                     3

         Consolidated Statements of Operations for the Three and
               Nine Months Ended November 30, 1995 and 1994                                4

         Consolidated Statements of Cash Flows for the
               Nine Months Ended November 30, 1995 and 1994                                5

         Notes to Consolidated Financial Statements                                      6 - 7

         Management's Discussion and Analysis of
               Results of Operations and Financial Condition                             7 - 9



Part II - Other Information
---------------------------

         Item 3 - Defaults Upon Senior Securities                                          10

         Item 4 - Submission of Matters to a Vote of Securityholders                       10

         Item 6 - Exhibits and Reports on Form 8-K                                         10

         Signatures                                                                        11

PART 1: FINANCIAL INFORMATION
Item 1: Financial Statements

                             ANDERSEN GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                       November 30, 1995    February 28, 1995
---------------------------------------------------------------------------------------------
                                                             (unaudited)            (audited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                      $10,574             $ 2,709
  Marketable securities                                            4,469               2,180
  Accounts and other receivables less
   allowance for doubtful accounts of $510 and $360                4,953               7,921
  Inventories                                                      6,057              12,690
  Prepaid expenses and other assets                                  142                 520
---------------------------------------------------------------------------------------------
   Total current assets                                           26,195              26,020
---------------------------------------------------------------------------------------------


Property, plant and equipment                                     18,224              22,348
Accumulated depreciation                                          (9,443)            (10,930)
---------------------------------------------------------------------------------------------
  Property, plant and equipment, net                               8,781              11,418
---------------------------------------------------------------------------------------------

Prepaid pension expense                                            3,625               3,517
Other assets                                                       5,221               2,723
---------------------------------------------------------------------------------------------
                                                                 $43,822             $43,678
---------------------------------------------------------------------------------------------

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
 STOCK AND COMMON AND OTHER STOCKHOLDERS' EQUITY
------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                               $   653             $ 2,119
  Short term debt                                                    343               3,543
  Other current liabilities                                        7,382               5,285
---------------------------------------------------------------------------------------------

   Total current liabilities                                       8,378              10,947
---------------------------------------------------------------------------------------------

Long term debt, less current maturities                            8,436               8,784
Other liabilities                                                  1,148               1,160
Deferred income taxes                                              2,462               2,281

Redeemable cumulative convertible preferred stock                 10,706              10,593
---------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                                     2,103               2,103
  Additional paid-in capital                                       1,924               1,925
  Retained earnings                                                8,755               5,975
  Treasury stock, at cost                                            (90)                (90)
---------------------------------------------------------------------------------------------
   Total stockholders' equity                                     12,692               9,913
---------------------------------------------------------------------------------------------

                                                                 $43,822             $43,678
---------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                             ANDERSEN GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                      Three months ended            Nine months ended
(unaudited)                                       Nov. 30, 1995 Nov. 30, 1994   Nov. 30, 1995 Nov. 30, 1994
----------------------------------------------------------------------------------------------------------
REVENUES:
    Net sales                                         $5,379      $6,166          $17,543        $18,131
    Investment and other income                          137         309            1,007          3,481
---------------------------------------------------------------------------------------------------------
                                                       5,516       6,475           18,550         21,612
---------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Cost of sales                                      3,411       4,615           11,508         12,396
    Selling, general and administrative                2,080       1,964            6,413          6,707
    Research and development                             314         503            1,256          1,603
    Interest expense                                     298         274              884          1,018
---------------------------------------------------------------------------------------------------------
                                                       6,103       7,356           20,061         21,724
---------------------------------------------------------------------------------------------------------
loss from continuing operations before
   income taxes                                         (587)       (881)          (1,511)          (112)
    Income tax benefit                                  (254)       (212)            (581)          (340)
---------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                (333)       (669)            (930)           228
    Income from discontinued operations,
      net of income taxes                                 44         217              413            628
    Gain on sale of discontinued segment,
      net of income taxes                              3,740           -            3,740              -
 Extraordinary loss from early
 extinguishment of debt, net of income taxes               -         (60)               -            (21)
---------------------------------------------------------------------------------------------------------
Net income (loss)                                      3,451        (512)           3,223            835
    Preferred dividend requirement                      (147)       (143)            (443)          (439)
---------------------------------------------------------------------------------------------------------
Income (loss) applicable to common shares             $3,304       $(655)         $ 2,780          $ 396
---------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                             $(0.25)     $(0.42)          $(0.71)        $ 0.11
    Discontinued operations                             1.96        0.11             2.15           0.32
    Extraordinary item                                     -       (0.03)               -          (0.01)
---------------------------------------------------------------------------------------------------------
    Income (loss) applicable to common shares          $1.71       $(0.34)          $1.44          $ 0.20
---------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER SHARE:
    Preferred                                         $ 0.00      $ 0.00           $ 0.00         $ 0.00
---------------------------------------------------------------------------------------------------------
    Common                                            $ 0.00      $ 0.00           $ 0.00         $ 0.00
---------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                             ANDERSEN GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                   Nine months ended
(unaudited)                                               Nov. 30, 1995        Nov. 30, 1994
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  3,223              $   835
Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
    Depreciation, amortization and accretion                      1561                 1785
    Gain on sale of Dental segment                              (3,740)                   -
    Gain on sale of cellular investment                              -               (2,949)
    Pension income                                                (108)                (108)
    Deferred income taxes                                         (219)                (300)
    Loss on redemption of long term debt                             -                   31
    Gain on disposal of equipment                                    -                  (70)
Changes in operating assets and liabilities:
    Accounts and notes receivable                                (1820)               (2545)
    Inventories                                                   (386)                (370)
    Prepaid expenses and other assets                              (54)                (401)
    Accounts payable                                              (263)                 168
    Accrued expenses and other long-term obligations               137                 1174
--------------------------------------------------------------------------------------------

      Net cash used for operating activities                    (1,669)              (2,750)
--------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment                256                  323
Purchase of property, plant and equipment                         (860)               (1031)
Proceeds from sale of Dental segment,net of cash sold           15,048                    -
Proceeds from sale of cellular investment                            -                7,710
Investment in other assets                                        (773)                   -
Purchase of marketable securities, net                            (589)               (1989)
--------------------------------------------------------------------------------------------

    Net cash provided by investing activities                    13082                 5013
--------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                              (348)               (3226)
Issuance (Repayment) of short term debt, net                     (3200)                1013
--------------------------------------------------------------------------------------------

    Net cash provided for financing activities                   (3548)               (2213)
--------------------------------------------------------------------------------------------

    Net increase in cash and cash equivalents                     7865                   50
    Cash and cash equivalents - beginning of period              2,709                 2061
--------------------------------------------------------------------------------------------
    Cash and cash equivalents - end of period                 $ 10,574              $  2111
--------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

(1)  Accounting Policies
     -------------------

The accompanying interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Andersen Group, Inc. and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 1995. During the third quarter of fiscal 1996, the Company sold the assets, subject to certain liabilities, of its Dental segment. Accordingly, the Dental segment has been reported as a discontinued operation in the Consolidated Statements of Operations. In addition, the Consolidated Statements of Operations for the three and nine month periods ended November 30, 1994 have been restated to reflect the discontinuance of the Dental segment. The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. In addition, certain reclassifications have been made to the prior period financial information so that it conforms to the current period presentation.


(2)  Inventories
     ------------

Inventories consisted of the following:

                                          (In thousands)
                               November 30,                 February 28,
                                   1995                         1995
                              -------------                --------------
Raw materials                    $   357                      $   950
Work in process                    2,353                        2,732
Finished goods                     4,541                       10,374
                                 --------                     --------
                                   7,251                       14,056
LIFO Reserve                      (1,194)                      (1,366)
                                 --------                     --------
                                 $ 6,057                      $12,690
                                 ========                     ========

(3)  Income Taxes
     ------------

Income tax expense (benefit) represents an estimate of the effective income tax rate for the current fiscal year including adjustments to the Company's deferred income tax liability for prior years taxes.


(4)  Dividends
     ---------

The Company's Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") is entitled to accrue quarterly dividends ranging from $.1875 to $.4375 per share, based upon the operating income (as defined) of The J.M. Ney Company ("Ney"), a wholly-owned subsidiary of the Company. Although dividends on the Preferred Stock were earned at the rate of $0.1875 per share for the three months ended November 30, 1995, no dividends were declared on the Preferred Stock during the period due to restrictions in the Company's debt covenants as discussed below.

Under the terms of the Company's 10 1/2% Convertible Subordinated debentures, the Company is restricted from paying dividends on its capital stock after April 14, 1993 until such time as the Company's cumulative consolidated earnings, as defined, reach specified amounts.

Through November 30, 1995, approximately

$1,215,000 has been accrued for this arrearage. On January 16, 1996 the Company consummated its self tender offer to purchase, for cash, any and all shares of its Preferred Stock by accepting all 299,561 shares of Preferred Stock validly tendered into the Company's offer. As a result, the Company will be reversing approximately $600,000 of the dividend arrearage in the fourth quarter of the fiscal year once the repurchase is completed.

(5)  Sale of Dental Segment
     ----------------------

On November 28, 1995 the Company sold the assets and certain liabilities of its Dental segment to Phoenix Shannon p.l.c. of Shannon, County Clare, Ireland and recorded a net gain of $3.7 million. The Company received approximately $15.6 million in cash; 200,000 Phoenix Shannon Ordinary Shares; a two year, interest bearing note for $1 million and additional conditional consideration subject to a review of net assets as of the closing date and the determination of other defined contingencies. The assets and liabilities sold are presented below:

                                                      (in thousands)
                    Cash                                  $   552
                    Accounts receivable                     5,476
                    Inventories                             7,019
                    Other current assets                      414
                                                           ------
                    Total current assets                   13,461

                    Property, plant and equipment, net      1,753
                    Other assets                               21
                                                           ------
                                                           15,235
                                                          -------

                    Accounts payable                        1,203
                    Other current liabilities                 259
                                                           ------
                    Total liabilities                       1,462
                                                           ------

                    Net assets sold                       $13,773
                                                          =======

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Due to the sale of the assets comprising the Company's Dental segment on November 28, 1995, net sales include only sales from the Company's Electronics segment. For information concerning the Company's divestiture of its Dental segment see Note 5 of the Notes to Consolidated Financial Statements and the discussion below under the captions Discontinued Operations and Liquidity and Capital Resources.

During the three months ended November 30, 1995 net sales from continuing operations totaled $5,379,000, which represents a decrease of $787,000 or 12.8% from the corresponding period in the prior fiscal year. As noted below, the decline is due to revenue in the prior year from the Company's formerly consolidated Video Products segment which was partially offset by growth in the Electronics segment. Net loss from continuing operations totaled $333,000 or $0.25 per share versus a loss of $669,000 or $0.42 per share for the corresponding three month period in the prior fiscal year.

Sales for the Electronics segment, which is comprised of Electronics and Ultrasonics divisions, totaled $5,379,000 during the current quarter and produced a gross margin of $1,930,000 or 35.9% of sales. This represents an increase in sales of 17.6% over the comparable period in the prior fiscal year due to an 11.9% increase in the Electronics business unit and a 38.1% increase in Ultrasonics resulting from improved demand for its custom tanks and generators. Gross margin improved from the prior year level of 25.2% of sales due to improved absorption of fixed overhead costs, manufacturing efficiences and higher billing margins.

On May 2, 1995 the Company's Video Products subsidiary, Digital GraphiX, Incorporated ("DGI") sold additional shares, equal to 81% of its outstanding stock, to its employees and to certain of the Company's securityholders thereby reducing the Company's equity interest in DGI to 19% and removing the subsidiary from full consolidation. Accordingly, only approximately two months of activity are included in the current year, while nine months of activity are included in the prior year. The sales in the prior year's third quarter were $1,591,000.

Investment and other income totaled $137,000 for the quarter, a decrease of $172,000 or 55.6%, from the corresponding period of the prior year primarily due to nonrecurring gains relative to investments in cellular telephone companies.

For the three months ended November 30, 1995, selling, general and administrative expenses totaled $2,080,000, or 38.7% of net sales, versus expenses of $1,964,000 or 31.9%. The increase is primarily due to the Company's write-off of capital contributions to its subsidiary Seratronics, Inc. of Nevada ("Seratronics") in connection with Seratronics defense and settlement of a lawsuit brought against it by ALTHIN CD Medical, Inc.

During the nine months ended November 30, 1995, net sales from continuing operations totaled $17,543,000, which represents a decrease from the corresponding nine months of the prior fiscal year of $588,000 or 3.2%. Increases in the Electronics business unit of $1,373,000 or 12.7% and in the Ultrasonics unit of $606,000 or 18% were primarily offset by a decrease in recorded revenues of $2,420,000 from DGI due to its elimination from consolidation. Gross margins from continuing operations during the first three fiscal quarters improved from 31.6% to 34.4% due to higher margins on both the Electronics and Ultrasonics business units which was offset partially by the absence of the high margins from DGI.

Investment and other income of $1,007,000 for the nine month period was considerably lower than the $3,481,000 recorded in the prior fiscal year as the prior year included approximately $3.2 million of gain from the sale of cellular investments.

Selling, general and administrative expenses for the current nine month period totaled 36.6% of net sales, versus an expense to sales ratio of 37.0% in the nine months ended November 30, 1994.

Discontinued Operation
----------------------

On November 28, 1995 the Company, through its wholly-owned subsidiary, Ney, sold the assets, subject to certain liabilities, of its Dental division, to Phoenix Shannon p.l.c. of Shannon, County Clare, Ireland ("Phoenix Shannon") for a combination of cash, notes and Phoenix Shannon Ordinary Shares. The Dental Division comprised a part of Ney. Ney received net cash of approximately $15.4 million, subject to a post-closing purchase price adjustment based on the increase or decrease in the net asset value of the Dental Division from February 28, 1995 to November 28, 1995; a two year, interest bearing note for $1.0 million; and 200,000 Phoenix Shannon Ordinary Shares (valued at approximately $1.7 million), as well as other consideration. The Company realized a gain of approximately $3.7 million, or $1.94 per share from the transaction, net of taxes and transaction costs.

The Dental Segment's operations produced net income after taxes of $44,000 and $413,000, respectively, for the three and nine months ended November 30, 1995 which represent income per share of $0.02 and $0.21, respectively. These results compare to income of $217,000 or $0.11 per share, and $628,000 or $0.32 per share, respectively, for the three and nine month periods ended November 30, 1994.

Pursuant to the Purchase and Sale Agreement, Ney will continue as the dental alloy supplier to Phoenix Shannon's American subsidiary, Ney Dental International, Inc.

Liquidity and Capital Resources
-------------------------------

At November 30, 1995, the Company's cash and cash equivalents and marketable securities totaled $15,043,000, an increase of $10,154,000 from February 28, 1995 levels. The increase is primarily the result of the cash portion of the proceeds of the sale of the Dental segment's net assets, less amounts used to repay short-term debt. At November 30, 1995, the marketable securities consisted of investments in non-investment grade high-yield municipal bonds, shares of Phoenix Shannon Common Stock received as part of the proceeds of the sale of the Dental segment, and the common stock of certain financial institutions.

As a result of the sale of certain assets of the Dental segment, which assets were securing The J.M. Ney Company's ("Ney") $8.5 million demand revolving credit facility, Ney was required to repay its outstanding borrowings (aggregating $6,825,000 at the date of the sale).

On June 5, 1995 the Company commenced a tender offer on its own behalf to purchase any and all shares of its Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") at $12.25 per share, net. The offer, which expired on January 15, 1996, had been extended to enable the Company to solicit the consent of the holders of a majority in principal amount of the 10 1/2% Debentures to purchase all of the preferred stock tendered without violating the restrictive covenants applicable to the 10 1/2% Debentures (see Part II, Item 3 below). Such consent was granted by the holders of a majority in principal amount of the debentures. As a result the Company is able to purchase all 299,561 shares of preferred stock validly tendered without violating the restrictive covenants.

A substantial amount of the products sold by the Company employ precious metals. Prices of precious metals have been volatile in recent years. A substantial change in the market price of these metals may affect the Company's revenues and profits.

The Company believes that its existing cash and investment resources and internally generated funds will be sufficient to meet its anticipated working capital and debt service requirements through February 29, 1996. Additional financing, investment liquidation or restructuring of existing financing obligations may be necessary, however, to fund the Company's capital and financial commitments for the year ending February 28, 1997 and beyond. Ney intends to utilize the assets of its Electronics segment to secure a revolving line of credit facility to adequately support that operation's working capital requirements. The Company believes that funds from operations, existing investments and potential future financing will be sufficient to meet its requirements, but there can be no assurance as to the availability of future financing or the terms thereof.

The Indenture relating to the Company's 10 1/2% convertible subordinated debentures contains a covenant which restricts the payment of dividends on or repurchases or redemptions of the Company's capital stock (the "Restrictive Covenant"). The Company is prohibited by this covenant from making such payments on the Preferred Stock. However, as discussed above, because the Company received the consent of the debentureholders to purchase up to 300,000 shares of Preferred Stock tendered into the Company's self tender offer, the Company will be able to purchase the 299,561 shares tendered without violating the Restrictive Covenant.

After giving effect to this repurchase of Preferred Stock, however, the Company will only be permitted to pay dividends on or redeem the Preferred Stock to the extent by which cumulative consolidated net income (as defined) earned after the third quarter of fiscal 1996 exceeds approximately $2,900,000. Further, the Company is prohibited under the Indenture relating to its 1979 and 1983 Industrial Development Bonds from issuing additional long-term debt with certain exceptions (as defined), unless (1) its average annual pre-tax income for the three preceding fiscal years (as defined), shall have equaled at least 1.6 times the sum of the annual interest charges (as defined) or (2) its pre-tax income (as defined) for a twelve calendar month period, ended not more than six months prior to the issuance of the additional long-term debt, shall have equaled at least three times the sum of the annual interest charges (as defined) on such long-term debt.

PART II:   OTHER INFORMATION
----------------------------

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         As discussed above in Note 4, Dividends and in the Liquidity Management's Discussion and Analysis of Results of Operations and Financial Condition, the Company is not permitted to pay dividends on or repurchase or redeem any of its capital stock. As a result of this restriction, the Company was precluded from paying dividends earned on its Preferred Stock for each of the four quarters in fiscal years 1994 and 1995, respectively, and is precluded from paying dividends earned on its Preferred Stock for the quarters ended May 31, August 31 and November 30, 1995. These dividends are ordinarily payable within 45 days after the end of the quarter. The November 30, 1995 quarterly dividend, which was in the amount of $.1875 per share, was in arrears on January 15, 1996. The aggregate arrearage for all dividends (including that payable on January 15, 1996) is approximately $1,215,000. As discussed above under Note 4 to the Notes to Consolidated Financial Statements, as a result of the pending repurchase of shares of Preferred Stock tendered into the Company's self tender offer, the Company will be reversing approximately $600,000 of the dividend arrearage.

         As of October 16, 1994, the Company was in arrears for six consecutive quarters on the payment of the dividends on the Preferred Stock. The terms of the Preferred Stock provide that once the Company is in arrears on the payment of the dividends on the Preferred Stock for six consecutive quarters, the holders of the Preferred Stock, voting together as a class, are entitled to elect one additional director to the Company's Board of Directors at any annual meeting of shareholders or a special meeting held in place thereof, or at a special meeting of the holders of the Preferred Stock. If and when the dividends which are in arrears on the Preferred Stock shall have been paid or declared and set apart for payment, the rights of the holders of the Preferred Stock to elect such additional director shall cease (but always subject to the same provisions for the vesting of such voting rights in the case of any similar future arrearages in dividends), and the term of office of any person elected director by the holders of the Preferred Stock shall terminate. As of January 16, 1996, no special meeting of the preferred stockholders has been held or scheduled.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held on November 16, 1995 in connection with which proxies for election of Directors' were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. The meeting had been postponed to November 16, 1995 from its rescheduled date of September 20, 1995. Originally, the meeting was scheduled for June 21, 1995.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  None

         (b) Current report on Form 8-K was filed on December 13, 1995 reporting the divestiture of the assets, subject to certain liabilities of the Company's Dental Segment.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ANDERSEN GROUP, INC.
                               --------------------------------
                                 (Registrant)



                               /s/Andrew M. O'Shea
                               -------------------------------------------------
                               Andrew M. O'Shea
                               Chief Financial Officer


                               /s/Francis E. Baker
                               -------------------------------------------------
                               Francis E. Baker
                               President



                               January 16, 1996
                               -------------------------------------------------
                               Date