Form 10-Q/A
period 1995-11-30
ANDERSEN GROUP INC
filed 1996-01-18
CIK 6383

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-Q/A


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

                                  FORM 10-Q/A

                               TABLE OF CONTENTS

                                                                                      Page No.
                                                                                      --------
Part I - Financial Information
------------------------------

         Consolidated Statements of Operations for the Three and
               Nine Months Ended November 30, 1995 and 1994                                4

Part II - Other Information
---------------------------

         Signatures                                                                        11

                             ANDERSEN GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                      Three months ended            Nine months ended
(unaudited)                                       Nov. 30, 1995 Nov. 30, 1994   Nov. 30, 1995 Nov. 30, 1994
----------------------------------------------------------------------------------------------------------
REVENUES:
    Net sales                                         $5,379      $6,166          $17,543        $18,131
    Investment and other income                          137         309            1,007          3,481
---------------------------------------------------------------------------------------------------------
                                                       5,516       6,475           18,550         21,612
---------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Cost of sales                                      3,411       4,615           11,508         12,396
    Selling, general and administrative                2,080       1,964            6,413          6,707
    Research and development                             314         503            1,256          1,603
    Interest expense                                     298         274              884          1,018
---------------------------------------------------------------------------------------------------------
                                                       6,103       7,356           20,061         21,724
---------------------------------------------------------------------------------------------------------
loss from continuing operations before
   income taxes                                         (587)       (881)          (1,511)          (112)
    Income tax benefit                                  (254)       (212)            (581)          (340)
---------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                (333)       (669)            (930)           228
    Income from discontinued operations,
      net of income taxes                                 44         217              413            628
    Gain on sale of discontinued segment,
      net of income taxes                              3,740           -            3,740              -
 Extraordinary loss from early
 extinguishment of debt, net of income taxes               -         (60)               -            (21)
---------------------------------------------------------------------------------------------------------
Net income (loss)                                      3,451        (512)           3,223            835
    Preferred dividend requirement                      (147)       (143)            (443)          (439)
---------------------------------------------------------------------------------------------------------
Income (loss) applicable to common shares             $3,304       $(655)         $ 2,780          $ 396
---------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                             $(0.25)     $(0.42)          $(0.71)        $(0.11)
    Discontinued operations                             1.96        0.11             2.15           0.32
    Extraordinary item                                     -       (0.03)               -          (0.01)
---------------------------------------------------------------------------------------------------------
    Income (loss) applicable to common shares          $1.71       $(0.34)          $1.44          $ 0.20
---------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER SHARE:
    Preferred                                         $ 0.00      $ 0.00           $ 0.00         $ 0.00
---------------------------------------------------------------------------------------------------------
    Common                                            $ 0.00      $ 0.00           $ 0.00         $ 0.00
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



                                     ANDERSEN GROUP, INC.
                               --------------------------------
                                 (Registrant)



                               /s/Andrew M. O'Shea
                               -------------------------------------------------
                               Andrew M. O'Shea
                               Chief Financial Officer


                               /s/Francis E. Baker
                               -------------------------------------------------
                               Francis E. Baker
                               President



                               January 18, 1996
                               -------------------------------------------------
                               Date