Form 10-K
period 1996-02-29
ANDERSEN GROUP INC
filed 1996-05-29
CIK 6383

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended February 29, 1996             or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from __________ to __________

                          Commission File Number 0-1460
                              ANDERSEN GROUP, INC.
             (Exact name of Registrant as specified in its charter)

         Connecticut                                  06-0659863
(State or other jurisdiction of           (I.R.S Employer Identification No.)
incorporation or organization)

Ney Industrial Park, Bloomfield, Connecticut            06002-3690
 (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code: (860) 242-0761

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
                           Yes   X               No
                                ---                ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on April 26, 1996, as reported on the NASDAQ National Market System, was $5,621,075.
Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 26, 1996, there were 1,934,205 shares of Common Stock, without par value, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:
Parts III: Portions of the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders

                                     PART I

ITEM 1    BUSINESS
          --------

GENERAL
- -------

Andersen Group, Inc. is referred to herein as the "Company" or the "Registrant".

The Registrant was incorporated under the laws of the State of Connecticut in 1951.

The Company historically has conducted operations in several, highly diverse segments. These segments have included dental distribution and manufacture, electronics manufacturing and supply businesses, communications electronics, medical products and services and video products.

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

On February 28, 1991, the Registrant acquired The J.M. Ney Company (Ney) by merging Ney into a wholly-owned subsidiary of the Registrant. Ney, which is the Company's primary operating subsidiary, operates in the electronics industry segment. Ney's electronics industry segment is comprised of Ney's electronics division and Ney Ultrasonics, Inc., a majority owned subsidiary of Ney (Ney Ultrasonics). Until November 28, 1995, Ney also operated in the dental industry segment, through its wholly owned subsidiary Ney Dental International, Inc.
(NDI). As discussed in more detail below, under the heading "Dental Segment" and in Items 7 and 8 and in Note 4 to the Company's Consolidated Financial Statements for the fiscal year ended February 29, 1996, the assets and certain liabilities of the dental segment were sold in November 1995, and the segment has been classified as a discontinued operation.

In April 1993, the Company, through a newly formed subsidiary, New Microtime Inc. (New Microtime), signed a Participation and Option Agreement with DF/X to manage and reacquire certain assets and liabilities of the Broadcast Division of DF/X (into which DF/X had placed the assets of Microtime). In September 1993, prior to a bankruptcy filing by DF/X, New Microtime exercised its option to purchase all of the Broadcast Division assets of DF/X and entered into an agreement which was approved by the U.S. Bankruptcy Court in December 1993. In October 1994, New Microtime acquired certain assets of the Graphics Systems Division (GSD) of The Grass Valley Group, Inc. (Grass Valley). The acquired product lines were integrated with the other products sold by New Microtime. The combined entity began operating under the name Digital GraphiX, Incorporated
(DGI) in January 1995. On May 2, 1995, DGI issued an additional 64,800 shares of common stock at $5.00 per share to certain DGI employees and securityholders of the Company. As a result of this stock sale, the Company's equity interest in DGI was reduced to 19%. The financial impact of these transactions is described further in Items 7 and 8 below and in Notes 2 and 17 to the Company's Consolidated Financial Statements for the fiscal year ended February 29, 1996. The Company's Consolidated Financial Statements include the operating results of DGI from the date of its inception in April 1993 through May 2, 1995. As of February 29, 1996 and February 28, 1995, the Company has recorded its investment in DGI as a separate component of its consolidated balance sheet. The activities of DGI are accounted for in the Company's Video Products segment.

During the fiscal year ended February 29, 1996 and after giving effect to the sale of the assets and certain liabilities of NDI in November 1995, the Registrant operated in two business segments: Electronics, and for two months, Video Products. Each of these segments is discussed more fully below.

ELECTRONICS SEGMENT
- -------------------

The Company's electronics industry segment is comprised of Ney's electronics division (Electronics Division) and Ney Ultrasonics, a majority owned subsidiary of Ney, which manufactures industrial ultrasonic cleaning equipment (collectively, the Electronics Segment).

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

      The Electronics Division specializes in the engineering and manufacturing of precious metal alloy contacts and contact assemblies aimed at low amperage applications. Electrical contacts made of precious metals are considered extremely dependable as the materials are inert and highly resistant to corrosion and wear. In developing a finished contact or assembly, the Electronics Division's technical staff works closely with customers, typically on an engineer-to-engineer level, in order to design a product that meets all of the metallurgical, electronic, thermodynamic and other performance specifications required for the customer's applications. The Electronics Division designs and builds the necessary molds and tools as well as designs and manufactures the end product.
      By controlling the total process, the Division believes it has a competitive advantage over other companies in technology, cost and response time. The Electronics Division has attained ISO 9001 certification for manufacture of its products as well as approval by the Japanese Industrial Standards (JIS) and the United States Food and Drug Administration.

      In connection with the sale of NDI's assets and liabilities, the Electronics Division entered into a two year manufacturing agreement to alloy and fabricate precious metals for NDI. Also, as part of this agreement, the Company has agreed, for a ten-year period, not to sell alloys, equipment or merchandise into the dental market that NDI exited. The Company is, however, permitted to continue producing, selling and marketing precious metal copings and other machined and molded parts and material for use in the dental implant industry.

      The Electronics Division business has limited direct competition with regard to the manufacturing of low amperage precious contacts and contact assemblies due to the inherent risks which accompany the engineering and manufacture of precious metals (i.e., high start-up and inventory costs, theft, etc.). While some competitors offer similar products, the

     Company believes that these operations lack the vertical integration to compete across the entire spectrum of products. The Electronics Division also faces indirect competition from companies such as Engelhard Corporation and Johnson Matthey, Inc., which have significantly greater resources and which are involved in higher volume production of standard precious metal alloys.

     Ney Ultrasonics
     ---------------

     Ney Ultrasonics has focused on working with high-end electronic, semi-conductor, disk drive, medical and aerospace customers to provide the advanced capabilities of patented ultrasonic cleaning technology and to increase market penetration. Ney Ultrasonics' products have become the preferred choice in ultrasonics for numerous large OEM systems integrators and fabricators.

     Ney Untrasonics' EnviroSONIK(TM) and Torrent(TM) cleaning systems continue to replace equipment and processes that used ozone-depleting chemicals and are mandated for phase out by the Clean Air Act of 1990. Ney Ultrasonics is the exclusive licensee, pursuant to a license agreement which expires in 2005, of the patented ultrasonic technology used in its products. These products are capable of cavitating some of the newer replacement chemistries. The Company believes this patented technology has a competitive advantage over ultrasonic equipment manufactured by its competitors.

     Ney Ultrasonics competes with a number of national and regional companies on the basis of cleaning performance, price and delivery. Ney Ultrasonic's products carry a three year generator warranty which is not offered by its competitors.

The Electronics Segment sells to more than 800 customers, with approximately 85% of its sales being made to customers in the United States. The Electronics Segment sales are made domestically through both field sales and manufacturer's representatives located in key geographic markets. Internationally, the Segment sells through manufacturer's representatives, independent distributors and original equipment manufacturers.

The Electronics Segment's backlog at April 26, 1996 and April 30, 1995 was approximately $5,260,000 and $4,224,000, respectively. Although a small portion of the orders included in the backlog are ultimately not released for manufacture and delivery, due to cancellations, the Company anticipates, based on prior experience, that the entire backlog at April 26, 1996, less canceled orders, will be realized in the next twelve months.

No customer in the Electronics Segment accounted for more than 10% of the Company's sales in fiscal 1996.

DENTAL SEGMENT
- --------------

On November 28, 1995, the Registrant sold the assets and certain liabilities of NDI, which assets and liabilities composed the Company's Dental Segment, to Phoenix Shannon p.l.c. of Shannon County Clare, Ireland.

NDI had been in the business of developing, manufacturing and distributing a range of materials, equipment and merchandise for distribution and sale to the dental laboratory health care market. NDI's principal product line was precious metal casting alloys which were sold to dentists and dental laboratories for use in the fabrication of crowns, bridges and other restorative forms used in the restoration and reconstruction of teeth. Precious metal alloys are preferred for certain dental crown and bridge applications because they are easy to shape, biocompatible, strong, and do not corrode or crack. Although various less costly alternatives exist, acceptance of such alternatives was slow due to concerns regarding the reliability of such products. NDI's product line consisted of over 30 different alloys such as Option, Ultima Lite, Bio Ney, Ney-Oro B-2 and a palladium-free alloy with a high precious metal content which had been recently introduced to meet a growing European demand. These alloys were manufactured by Ney's Electronics Division according to specific formulas that included precious metals such as gold, platinum, palladium and silver. NDI maintained an active metallurgical research and development effort.

NDI manufactured, developed and sold equipment, including vacuum porcelain and bench-top burnout furnaces, dental laboratory handpieces and commercial ultrasonic cleaners for use in dental, scientific and industrial laboratories and the jewelry manufacturing industry. Merchandise and supplies, such as surveyors and Neyvest, which were manufactured by outside suppliers, were also sold to dental laboratories.

NDI sold to customers throughout the United States and foreign countries. Sales in the United States of precious metal alloys were made through a field sales force and telemarketing staff, while equipment was sold primarily through dealers. NDI sales for the nine months ended November 30, 1995 were approximately $29,628,000. Its sales for the fiscal years ended February 28, 1995 and 1994 were approximately $37,984,000 and $35,014,000, respectively. Export sales accounted for approximately 40-50% of total sales during these periods. Most export sales were made in Europe through NDI's subsidiary Neyco Dental A.G.

NDI held several patents and was licensed under a number of patents. NDI maintained several U.S. and foreign trademarks related to precious metal alloys.

VIDEO SEGMENT
- -------------

As discussed above under Item 1, Business-General, the Company's equity interest in DGI was reduced to 19% from 100% on May 2, 1995. Accordingly, DGI's results of operations are only included in the Company's Consolidated Financial Statements and segment information through May 2, 1995.

DGI (formerly known as New Microtime Inc.) has concentrated on providing devices with real-time performance, including character generators for the production of titles and credits for television programs as well as a range of real-time digital video effects (DVE) systems. DGI sells into the professional broadcast market including national broadcasters, cable television providers, and the post-production industry.

During fiscal 1996, DGI focused its attention on the launch of the New TypeDeko character generator into the professional sector of the broadcast video market. The Company has delivered a substantial quantity of TypeDeko units to date, with approximately half of the units being sold to international customers. The TypeDeko system has beeen well received, as a result of the use of a standard platform (Pentium PC) open system (Microsoft Windows NT) approach. The use of standard components has reduced the initial cost of the products' operator training, and longer-term maintenance costs.

See Note 16 to the Company's Consolidated Financial Statements for the fiscal year ended February 29, 1996 contained in Item 8, for information about the operations of the Registrant's business segments and foreign operations.

OTHER BUSINESSES OF THE REGISTRANT
- ----------------------------------

In December 1995, the Registrant merged its unconsolidated, majority owned subsidiary, Seratronics, Inc. of Nevada (Seratronics), into it. The Company continues to operate Seratronics business as a division through a third party manager. Seratronics is located in Walnut Creek, California and is in the business of manufacturing, marketing and selling dialyzer rinse and re-use machines for use in the end stage renal disease market. Significant trademarks include Seratronics and Seratron. See Item 3 below for discussion of a legal proceeding related to Seratronics.

The Company also holds an investment of approximately $640,000 in a joint venture formed in late 1995 which is investing in a Russian telecommunications company that has agreements to develop a data transmission network throughout the Commonwealth of Independent States.

RESEARCH AND DEVELOPMENT
- ------------------------

During fiscal years 1996, 1995, and 1994, research and development expenditures related to continuing operations totaled $1,683,025, $2,586,651 and $2,348,347, respectively.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND COMPONENTS
- --------------------------------------------------------

The Company purchases its raw materials and the components used in the manufacture of its products from a number of domestic suppliers and generally is not dependent upon any single supplier. The Company believes that its sources of supply are adequate for its continuing needs.

COMPLIANCE WITH ENVIRONMENTAL PROTECTION LAWS
- ---------------------------------------------

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

EMPLOYEES
- ---------

As of April 26, 1996, the Registrant, including all subsidiaries, had 178 full-time employees and 3 part-time employees. None of these employees are represented by a labor union, and the Registrant is not aware of any organizing activities. Neither the Registrant nor any of its subsidiaries has experienced any significant work stoppage due to any labor problems. The Registrant considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

The Executive Officers of the Company and certain significant employees of its subsidiaries are as follows:

======================================================================================================================
                                                                                                         Officer
             Name                 Age                             Position                                Since
======================================================================================================================
Oliver R. Grace, Jr.              42     Chairman                                                          1990
Francis E. Baker                  66     President and Chief Executive Officer                             1959
Andrew M. O'Shea                  37     Principal Financial Officer, and                                  1995
                                              Treasurer and Chief Financial Officer,
                                              The J.M. Ney Company
Susan B. Logie                    52     Secretary                                                         1995
Bernard F. Travers, III           38     Assistant Secretary                                               1993
Ronald N. Cerny                   44     President, The J.M. Ney Company                                   1993
Eugene Phaneuf                    49     Vice-President Operations,                                        1995
                                              The J.M. Ney Company
======================================================================================================================

Except as set forth below, all of the officers and significant employees of its subsidiaries have been associated with the Company in their present positions for more than the past five years. None of the executive officers of the Company are related to any of the Directors except that Mr. Grace, Jr. is the brother of John S. Grace, a member of the Company's Board of Directors.

Oliver R. Grace, Jr., has been a Director of the Company since 1986 and Chairman since March 29, 1990, He has also been President of AG Investors, Inc., one of the Company's subsidiaries, since 1992. Mr. Grace, Jr. is a General Partner of The Anglo American Security Fund L.P.

Francis E. Baker, has been a Director of the Company and President and Chief Executive Officer of the Company since 1959.

Mr. O'Shea joined the Company in December 1995 as Treasurer and Chief Financial Officer of The J.M. Ney Company. Mr. O'Shea also serves as Principal Financial Officer for the Company. From 1994 until joining the Company, Mr. O'Shea was Vice-President of Finance and Administration for the WorldCrisa Corporation. From 1990 to 1994, Mr. O'Shea worked for Buxton Co. in various financial management capacities with his most recent position being that of Senior Vice-President, Finance and Administration. Mr. O'Shea is a Certified
Public Accountant.

Ms. Logie joined the Company in 1987. She became Secretary of the Company in November 1995. From 1987 to 1995, Ms. Logie was the Executive Assistant to the Registrant's President and Chief Executive Officer.

Mr. Travers, III joined the Company in 1983. He was promoted to Assistant Secretary in June 1993. From 1990 until being promoted to Assistant Secretary, he was the Company's Director of Law and Taxation. From 1986 to 1990, he was Assistant Controller for the Company. Mr. Travers is an attorney and a Certified Public Accountant.

Mr. Cerny has served as President of The J.M. Ney Company since November 16, 1995. From April 1993 to November 1995, Mr. Cerny was the General Manager of Ney's Electronics Division. From 1988 until joining Ney, Mr. Cerny served as Director of Operations (1990-1993) and Director of Sales & Marketing (1988 to
1990) for the Materials Technology Division of Johnson Matthey, Inc., a precious metals fabricator.

Mr. Phaneuf joined The J.M. Ney Company in 1990. He was promoted to Vice-President, Operations of The J.M. Ney Company in March 1996. From April 1994 to February 1996, Mr. Phaneuf was Ney's Director of Operations. He has also been Acting General Manager of Ney Ultrasonics since April 1995. From 1990 to 1994, Mr. Phaneuf was Ney's Manager of Engineering and Manufacturing.

ITEM 2    PROPERTIES
          ----------

The Company moved its administrative offices to the headquarters of Ney in 1992. Ney owns a 100,000 square foot facility within a 16.5 acre industrial park in Bloomfield, Connecticut. This site contains the principal operations of the Electronics Division and Ney's general administrative offices.

The Company also owns a 108,000 square foot building located in Bloomfield, Connecticut. The Registrant leases portions of this facility to its subsidiary Ney Ultrasonics and its former subsidiaries, Ney Dental International, Inc. and Digital GraphiX, as well as to third parties. See Note 10 to the Company's Consolidated Financial Statements for the fiscal year ended February 29, 1996, contained in Item 8, for a discussion of the indebtedness related to this property. The Registrant believes that its plants and properties, and the production capacities thereof, are suitable and adequate for its business needs of the present and immediately foreseeable future.

ITEM 3    LEGAL PROCEEDINGS
          -----------------

Seratronics Matter
- ------------------

As previously reported, Althin CD Medical, Inc. (Althin) filed a complaint against the Company's subsidiary Seratronics in August 1992 in the U.S. District Court for the Southern District of Florida. The complaint, which was substantially amended in January 1995, asserted various claims, including breach of contract for failure to pay royalties arising out of a License Agreement with Althin's predecessor, CD Medical, Inc., and claims arising out of the management of Seratronics' business by Fresenius U.S.A., Inc. Althin claimed money damages of not less than $300,000. Seratronics denied all claims and filed counterclaims against Althin alleging misuse by Althin of know-how and technology licensed exclusively to Seratronics and breach of Althin's covenant of good faith and fair dealing with Seratronics.

On November 28, 1995, Seratronics settled its dispute with Althin by paying Althin $250,000 and agreeing to pay royalties on sales of certain products until the year 2000. See Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7, for further discussion.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

On January 12, 1996, the Company received the written consent of the holders of a majority in principal amount (approximately $4,000,000) of the Company's
10 1/2% Convertible Subordinated Debentures due 2002 (Debentures), to waive compliance by the Company with that certain covenant (Restrictive Covenant) set forth in Section 5-8 of the General Provision of the Indenture (Indenture) dated as of October 15, 1982 relating to the Debentures. Such written consent permitted the Company to purchase, redeem or retire up to 300,000 shares of the Company's Preferred Stock prior to January 15, 1996 and without regard to the Restrictive Convenant. The Restrictive Covenant would have precluded the Company from purchasing, redeeming or retiring all of the shares of Preferred Stock tendered pursuant to the Company's outstanding offer to purchase for cash any and all of its outstanding shares of Preferred Stock for a purchase price of $12.25 per share net to the seller which commenced in June 1995. A total of approximately $6,505,000 principal amount of Debenture was outstanding at the time of the written consent.

                                     PART II


ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS
           -------------------------------

The Registrant's Common Stock is traded on The Nasdaq Stock Market under the symbol ("ANDR") with automated quotes supplied by the National Market System of the National Association of Securities Dealers, Inc. (NASDAQ).

The number of record holders of the Registrant's Common Stock on April 26, 1996 was 716. During fiscal year 1996, the Registrant did not pay any cash dividends. The Company's high and low sales prices for the common equity, for each full quarterly period within the two most recent fiscal years, is included below. The stock prices shown were obtained from NASDAQ. They represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

      ========================================================================
                1996                    High                    Low
      ========================================================================
          First Quarter                $6 1/4                   $3
          Second Quarter                6 1/4                  4 3/4
          Third Quarter                 5 1/4                    3
          Fourth Quarter                  6                    3 3/4
      ========================================================================

      ========================================================================
                  1995                  High                    Low
      ========================================================================
          First Quarter                $7 1/2                 $4 1/4
          Second Quarter                7 1/2                    4
          Third Quarter                 5 3/4                  3 1/2
          Fourth Quarter                  4                    2 3/4
      ========================================================================

The Indenture relating to the Company's 10 1/2% Convertible Subordinated Debentures contains a covenant which restricts payment of dividends on, or repurchases or redemptions of, the Company's capital stock (Restrictive Covenants). As a result of the losses incurred in fiscal years 1993, 1994 and 1995, and redemptions or repurchases of the Company's Series A Cumulative Convertible Preferred Stock (Preferred Stock) in fiscal 1992, 1993 and in January 1996 when the Company purchased approximately 300,000 shares of its Preferred Stock, the Company has been precluded from paying dividends on its capital stock by the Restrictive Covenants. The Company will only be permitted to pay dividends on or redeem its capital stock to the extent by which cumulative consolidated net income (as defined in the Restrictive Covenants) earned after February 29, 1996 exceeds $4,190,000. For further discussion, see Item 7, and Notes 9 and 10 to the Registrant's Consolidated Financial Statements contained in Item 8.

ITEM 6    SELECTED FINANCIAL DATA
          -----------------------

The following table summarizes certain financial data with respect to the Company and is qualified in its entirety by the Consolidated Financial Statements of the Company as of and for the fiscal year ended February 29, 1996 contained in Item 8, (dollars in thousands, except per share data).


=======================================================================================================================
Years ended February 28/29                1996             1995            1994             1993             1992
=======================================================================================================================

Revenues(1)                              $24,048         $28,866         $21,015           $15,629         $15,574
- ------------------------------------ ---------------- --------------- --------------- ----------------- ---------------
Loss from continuing
operations                                (2,270)         (1,160)         (1,634)           (1,474)           (310)
- ------------------------------------ ---------------- --------------- --------------- ----------------- ---------------
Net income (loss)                          1,933            (388)           (868)           (2,685)            931
- ------------------------------------ ---------------- --------------- --------------- ----------------- ---------------
Income (loss) applicable to
common shares                              2,389            (975)         (1,468)           (3,355)           (139)
- ------------------------------------ ---------------- --------------- --------------- ----------------- ---------------
Loss from continuing
operations per common share                 (.94)           (.90)          (1.22)            (2.45)           (.58)
- ------------------------------------ ---------------- --------------- --------------- ----------------- ---------------
Income (loss) per common
share, primary                              1.23            (.50)          (0.80)            (1.89)            .08
- ------------------------------------ ---------------- --------------- --------------- ----------------- ---------------
Depreciation, amortization
and accretion                              1,887           2,329           3,368             3,287           3,014
- ------------------------------------ ---------------- --------------- --------------- ----------------- ---------------
Total assets                              38,798          43,679          48,590            52,337          59,917
- ------------------------------------ ---------------- --------------- --------------- ----------------- ---------------
Total debt                                 8,485          12,328          16,371            17,723          15,210
- ------------------------------------ ---------------- --------------- --------------- ----------------- ---------------
Redeemable preferred stock                 5,280          10,593          10,494            10,684          13,555
- ------------------------------------ ---------------- --------------- --------------- ----------------- ---------------
Common and other stockholders'
equity                                    13,626           9,913          10,837            11,482          14,024
- ------------------------------------ ---------------- --------------- --------------- ----------------- ---------------
Book value per common share                 7.04            5.13            5.62              6.46            7.94
=======================================================================================================================



(1) The results of Digital GraphiX are included in 1994, 1995 and two months of 1996.

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ------------------------------------------------

RESULTS OF OPERATIONS
- ---------------------
Years ended February 29, 1996 vs. Year ended February 28, 1995
- --------------------------------------------------------------

For the year ended February 29, 1996 (1996), the Company's net sales from continuing operations totaled $23,235,000, which represents an 8.6% decrease from the $25,423,000 of sales from continuing operations recorded for the year ended February 28, 1995 (1995). Discounting the effect of the accounting treatment for the Company's investment in Digital GraphiX (DGI) because of the removal of its results of operations from consolidation after two months as explained later, sales volume improved 14.8% during 1996. In addition, investment and other income totaled $813,400 during 1996, a decrease of approximately $2,629,000 from 1995, primarily due to non-recurring revenue in 1995 from the sale of two cellular partnership investments. Other sources of investment and other income include rental income of $281,000 and $220,000 for 1996 and 1995, respectively, and net gains from marketable securities of $46,000 and $186,000 during 1996 and 1995, respectively. The 1996 securities gains are net of a $525,000 decline in the market value of the Company's investment in Phoenix Shannon stock. As of April 26, 1996, the value of this stock had recovered $300,000 of the 1996 decline. Investment and other income for 1996 also includes interest on the note receivable from DGI which was offset by a provision for uncollectibility, and interest income from the investment of proceeds of the sale of the Company's Dental segment and from a note receivable in connection with this sale.

During 1996, net sales from the Electronics Division of the Company's Electronics segment, which manufactures electronic connectors and components and precious metals material, totaled $16,544,000, an increase of 17.5% over the $14,079,000 of sales recorded in 1995. Gross margins of 34.6% of sales in 1996 improved from 33.7% of sales in 1995 primarily due to improved absorption of fixed manufacturing costs.

During 1996, Ney Ultrasonics, which makes industrial ultrasonic cleaning systems and components, increased sales by 6.1% over 1995 sales levels by recording $4,611,000 of revenues. Gross margins generated from 1996 sales increased 36% as the margin rates improved from 21.4% of sales in 1995 to 26.7% in 1996. Direct manufacturing costs were reduced, as improved sales and marketing focus allowed for manufacturing efficiencies to be realized.

Reported sales, from the Video Products segment (Video segment) decreased from $6,998,000 in 1995 to $2,079,000 in 1996 because, effective with the May 1995 sale of common stock of DGI which reduced the Company's ownership to 19%, these operations were no longer consolidated with those of the remainder of the Company. Thus, 1996 has only two months of revenue from this segment.

Selling, general and administrative expenses during 1996 totaled $9,166,000, which represents a 2.6% decrease from $9,413,000 recorded in 1995. Increased expenses, including $950,000 of legal and settlement costs relating to a lawsuit filed by Althin Medical, Inc. against the Company's subsidiary, Seratronics, Inc., and a $1,000,000 write-down of the Company's investment in Digital GraphiX, were more than offset by the absence of ten months of operating expenses from the formerly consolidated Video segment. Selling, general and administrative expenses totaled 38.1% of revenues in 1996 versus 32.6% in 1995.

Research and development expenses totaled $1,683,000 in 1996. This represents a decrease of 34.9% from the $2,587,000 recorded in 1995. This decrease is primarily due to a decrease of $978,300 of such expenses relating to the Video segment which, since May 1995, is no longer being consolidated in the Company's results of operations.

Interest expense during 1996 totaled $1,237,000, which is a 14.5% decrease from 1995 when $1,447,000 of interest expense was incurred. The repayment of the revolving line of credit at the end of the third quarter, concurrent with the sale of the net assets of the Dental segment, coupled with additional principal payments of term debt, resulted in the lower interest cost.

Exclusive of income taxes attributable to discontinued operations and to the gain on the sale of the Dental segment, the tax benefit from continuing operations in 1996 was $1,166,000 versus a tax benefit of $812,000 in 1995.

During 1996, the Company incurred a net loss from continuing operations of $2,270,000, a significant portion of which can be attributed to the write-down of the Company's investment in DGI, the settlement of the Althin litigation and the market valuation decline of the Phoenix Shannon investment. In 1995, the net loss from continuing operations totaled $1,160,000.

On November 28, 1995, the Company sold the net assets and operations of the Dental segment. Through that date, the segment had earned $413,000 net of tax, or $.21 per share, versus net income of $792,000, or $.41 per share, for the entire prior fiscal year. Such results are based on historical allocations of administrative expenses, and net of income taxes.

The Company recorded an after tax gain of $3,790,000 or $1.96 per share on the sale of this segment. Included in this gain is a $519,000 curtailment gain related to the Company's defined benefit pension plan.

Preferred stock dividends and discount accretions decreased from $587,000 in 1995 to $560,000 during 1996 due to the purchase of 299,561 shares of the redeemable preferred stock in the fourth quarter pursuant to a voluntary tender offer. As a result of the purchase, $1,015,000 of previously accrued but unpaid dividends and accreted discounts were reversed and added to income applicable to common shares. An additional $1,324,000 was added directly to additional paid-in capital as a gain relating to the difference between the purchase price of the shares and their original issue price.

For 1996, net income applicable to common shares was $2,389,000, or $1.23 per share, which compares favorably to the $975,000 loss, or $(.50) per share recorded in 1995.

Year ended February 28, 1995 vs. Year ended February 28, 1994
- -------------------------------------------------------------

For the year ended February 28, 1995(1995), the Company's net sales from continuing operations totaled $25,423,000, which represents a 30.7% increase from the $19,455,000 of sales recorded for the year ended February 28, 1994
(1994).

The Electronics division of the Electronics segment had net sales in 1995 of $14,079,000, a 26.4% increase from sales of $11,135,000 in 1994. Sales in each of its five primary markets grew in excess of 10%, including sales to the medical market which grew by $1.5 million or 175% as a result of increased material and parts sales to the dental implant industry. Gross margins for this segment improved from 28.8% of sales to 30.2% of sales as a result of the increased volumes which served to improve the absorption of the fixed component of manufacturing costs.

Sales in the Ultrasonics division increased 8.9% from $3,991,000 in 1994 to $4,346,000 in 1995. Federal requirements to eliminate the use of ozone-depleting chemicals have contributed to growth in this market. Gross margins rates, however, slipped slightly from 23.2% in 1994 to 21.4% in 1995 due to increased production costs.

Sales in the Company's Video segment totaled $6,998,000, a 59.0% increase from the prior year. This increase is due to $2,793,000 of sales related to a product line acquired from the Grass Valley Group, Inc. This acquired product line is subject to a non-compete agreement with Grass Valley through October 1996. Somewhat offsetting these additional sales was a slight decrease in demand of previously existing products due to continued competition and technological advances in the market. Gross margins from this segment declined from 58% to 36.1% due to the sale in 1994 of consignment inventory obtained at a reduced cost.

Investment and other income for 1995 totaled $3,443,000, an increase of $1,884,000, or 120.8% from 1994. The results for 1995 year include gains of $3,223,000 from the sale of the Company's investments in two cellular telephone partnerships. In May 1994, the Company sold its 34% partnership interest in the nonwireline cellular telephone license in the North Carolina 3

Rural Service Area to Centennial Cellular Corporation (Centennial) for a combination of cash and Centennial Stock. All of the Centennial stock was immediately remarketed in a block transaction. The Company recognized a gain of $1,316,000 on this sale from its original investment of $2,090,000 made in August 1991. In August, 1994, the Company sold its 9.6% general partnership interest in MidSouth Cellular L.P. (MidSouth), a nonwireline cellular telephone franchise, to Centennial for a combination of cash and stock. Under terms of the sale agreement, the cash consideration was utilized to satisfy certain liabilities of MidSouth. A portion of the Company's share of the common stock received was sold on the open market; however, the Company continues to hold 23,086 shares. The Company recognized a gain of $1,907,000 on the sale of its MidSouth interest which had been acquired in 1992 for approximately $2.7 million. During 1995 the Company generated approximately $186,000 of net capital gains on sales of portfolio securities and $220,000 of rental income from its 1280 Blue Hills Avenue facility, versus $787,000 and $517,000, respectively, of such revenue sources in 1994.

Selling, general and administrative expenses for 1995 totaled $9,413,000, an 11.6% increase from $8,434,000 in 1994. As a percentage of revenues, these expenses decreased to 32.6% in 1995 from 40.1% in 1994.

Research and development expenses for 1995 were $2,587,000, a 10.2% increase from $2,348,000 of such expenses in 1994.

Interest expense decreased to $1,447,000 in 1995 from $1,463,000 in 1994. The slight decrease reflects reduced interest expense associated with the repayment of $4,042,000 in outstanding indebtedness in 1995. This was mostly offset by a three percentage point increase in short-term borrowing rates.

For 1995, the loss from continuing operations before income taxes and extraordinary gain was $1,972,000, a decrease of $2,071,000 from a loss of $4,043,000 in fiscal 1994. The improvement was primarily attributable to the gains on the sale of the cellular investments, offset somewhat by additional losses from the Video segment.

For 1995, the Company had an income tax benefit from continuing operations of $812,000, as compared to a benefit of $2,409,000 in 1994. The decreased benefit primarily reflects lower operating losses in 1995. The income tax benefit represents the effective income tax rate for the fiscal year, including adjustments to the Company's accrual for prior years' taxes.

Loss from continuing operations before extraordinary item for 1995 was $1,160,000, a reduction of $474,000 from the loss of $1,634,000 in 1994.

During 1995, the Company retired $823,000 of the Company's 10.5% Convertible Subordinated Debentures and the remaining $2,976,000 of the Company's 11% Subordinated Notes, which resulted in an extraordinary after-tax loss of $21,000. In 1994, after-tax gains related to retirement of this debt totaled $115,000.

The discontinued Dental segment earned $792,000 net of income taxes, or $.41 per share during 1995 versus net income of $651,000 or $.36 per share during 1994. Such results reflect historical administrative expense allocations, and the application of income taxes at statutory rates.

Net loss for 1995 was $388,000 as compared to a net loss of $868,000 in 1994. Preferred stock dividends, including accretion, decreased to $587,000 in 1995, from $600,000 in 1994, as the result of stock conversions during each of those years. For 1995, the loss applicable to common shares was $975,000 or $(.50) per share, as compared to a loss of $1,468,000 or $(.80) per share in 1994.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At February 29, 1996, the Company's cash, short-term investments and marketable securities totaled $7,925,000, an increase of $3,036,000 from the February 28, 1995 total of $4,889,000. The marketable securities are comprised of non-investment grade, high-yield municipal bonds, the common stock of certain financial institutions, and common stock investments in Phoenix Shannon, p.l.c. and Centennial Cellular Corporation.

During the year the Company completed its sale of its Dental segment which provided the Company with approximately $17,400,000 of cash. Portions of the proceeds were utilized to purchase stock of Phoenix Shannon, pay down debt, pay income taxes and transaction costs, repurchase preferred stock, support the working capital requirements of Ney Electronics and Ney Ultrasonics, and make additional investments in equity securities. The Company anticipates receiving an accrued post-closing purchase price adjustment, related to the sale of the Dental Segment, of approximately $600,000 by the end of May 1996.

In conjunction with the sale of Dental segment, the Company repaid the outstanding balance of $6,825,000 plus accrued interest on Ney's revolving credit agreement. Ney anticipates that it will secure adequate financing arrangements during the first half of fiscal 1997 to meet its working capital and capital expenditure requirements.

As noted, the Company used a portion of the proceeds from the sale of the Dental segment to repurchase preferred stock. In total, 299,561 shares were repurchased at a total cost of $3,758,000, including transaction costs of the tender offer. The carrying value of the shares at date of purchase was approximately $6,097,000, including accrued dividends. Accordingly, the Company recognized a benefit of $2,399,000 which was accounted for as $1,015,000 of preferred dividend reversals and $1,324,000 as an increase to additional paid-in capital. Accordingly, at February 29, 1996, the Company's net worth totaled $13,626,000 or $7.04 per share, an increase of 37.5% from $9,913,000 or $5.13 per share at February 28, 1995.

Net current assets decreased by $3,311,000 during 1996 due to funds being applied to purchase preferred stock and reduce long-term debt; to income which has been realized through increases in prepaid pension expense, and in other assets in the form of restricted cash and a two-year note received from the sale of the Dental segment; and to debt that will mature in 1997, thus increasing current portion of long-term debt.

The Indenture relating to the Company's 10.5% Convertible Subordinated Debentures contains covenants restricting the payment of dividends on or repurchases or redemptions of the Company's capital stock. As the result of preferred stock repurchases and losses incurred in recent years, the Company is currently prohibited by such convenants from making such payments on the Preferred Stock or the Common Stock. The Company will only be permitted to pay dividends on or redeem the Preferred Stock or the Common Stock to the extent by which cumulative consolidated net income (as defined) earned after the 1996 fiscal year exceeds $4,190,000.

Additional financings or restructurings of existing financing obligations may be necessary to fund the Company's capital and financial commitments in future periods. The Company believes that funds from operations, sale of existing investments or businesses and potential future refinancing will be sufficient to meet its anticipated working capital and debt service requirements for the foreseeable future, but there can be no assurance as to the availability of future financing or the terms thereof.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

The financial statement schedules are filed as part of Part IV, Item 14, of this Annual Report on Form 10-K.

The Registrant's Consolidated Financial Statements are set forth below.

The following table summarizes certain financial data with respect to the Company and is qualified in its entirety by the Company's Consolidated Financial Statements for the fiscal year ended February 29, 1996 contained in this Item.

Selected Quarterly Financial Data

                       1996                              May 31           August 31        November 30          February 29
================================================================================================================================
Net sales and revenues(1)                                $7,199           $5,835              $5,516               $5,498
Loss from continuing operations                            (319)            (278)               (333)              (1,340)
Net income (loss)                                          (220)              (8)              3,451               (1,290)
Income (loss) applicable to common shares                  (367)            (157)              3,304                 (391)
- --------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share:
Continuing operations                                      (.24)            (.22)               (.25)                (.23)
Income (loss)                                              (.19)            (.08)               1.71                 (.21)
Share price:
High                                                      6 1/4            6 1/4               5 1/4                    6
Low                                                           3            4 3/4                   3                3 3/4
================================================================================================================================


                       1995                              May 31           August 31        November 30          February 28
================================================================================================================================
Net sales and revenues(1)                                $7,527           $7,610              $6,475               $7,254
Income (loss) from continuing operations                    548              349                (669)              (1,388)
Net income (loss)                                           781              566                (512)              (1,223)
Income (loss) applicable to common shares                   633              418                (655)              (1,371)
- --------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share:
Continuing operations                                       .19              .12                (.42)                (.79)
Income (loss)                                               .33              .21                (.34)                (.70)
Share price:
High                                                      7 1/2            7 1/2               5 3/4                    4
Low                                                       4 1/4                4               3 1/2                2 3/4
================================================================================================================================

(1) Net sales and revenues, and income (loss) from continuing operations for both 1996 and 1995 exclude the results of operations of the Company's Dental segment as a result of its sale in November 1995. See
         Note 4 to the Registrant's Consolidated Financial Statements for the fiscal year ending February 29, 1996, contained in this Item for further discussion. Sales and revenue relating to Digital GraphiX are included for 1995 and for two months of 1996. See Notes 16 and 17 to the Registrant's Consolidated Financial Statements for the fiscal year ending February 29, 1996, contained in this Item for further discussion.

ANDERSEN GROUP, INC.
Consolidated Statements of Operations
Years ended February 29, 1996 and
February 28, 1995 and 1994


                                                                1996                  1995                 1994
========================================================================================================================
Revenues:
Net sales                                                    $23,234,639           $25,422,966          $19,455,481
Investment and other income                                      813,435             3,442,558            1,559,440
- ------------------------------------------------------------------------------------------------------------------------
                                                              24,048,074            28,865,524           21,014,921
- ------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
Cost of sales                                                 15,398,539            17,390,136           12,813,184
Selling, general and administrative                            9,166,317             9,413,019            8,433,731
Research and development                                       1,683,025             2,586,651            2,348,347
Interest expense                                               1,236,590             1,447,315            1,462,525
- ------------------------------------------------------------------------------------------------------------------------
                                                              27,484,471            30,837,121           25,057,787
- ------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations
  before income taxes and extraordinary item                  (3,436,397)           (1,971,597)          (4,042,866)
Income tax benefit                                             1,166,331               812,035            2,408,604
- ------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations
  before extraordinary item                                   (2,270,066)           (1,159,562)          (1,634,262)
Income from discontinued operations, net of
income tax of $169,862, $528,104 and
 $433,886 in 1996, 1995 and 1994,
 respectively                                                    413,042               792,156              650,979
Gain on sale of discontinued segment, net of
 income taxes of $2,040,974                                    3,790,379                 -                      -
- -----------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                        1,933,355              (367,406)            (983,283)
Extraordinary gain (loss) from early
extinguishment of debt, net of income tax
benefit (expense) of $10,584 and ($59,323) in  1995
and 1994, respectively                                            -                    (20,546)             114,963
- ------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              1,933,355              (387,952)            (868,320)
Preferred dividend requirement                                  (559,626)             (586,936)            (599,872)
Reversal of preferred dividends                                1,015,011                -                     -
- ------------------------------------------------------------------------------------------------------------------------
Income (loss) applicable to common shares                     $2,388,740             $(974,888)         $(1,468,192)
========================================================================================================================
Earnings (loss) per common share:
Continuing operations                                              $(.94)                $(.90)              $(1.22)
Discontinued operations                                              .21                   .41                  .36
Gain on sale of discontinued segment                                1.96                   -                    -
Extraordinary item                                                   -                    (.01)                 .06
- ------------------------------------------------------------------------------------------------------------------------
Income (loss) per common share                                     $1.23                 $(.50)               $(.80)
========================================================================================================================

See accompanying notes to consolidated financial statements.

ANDERSEN GROUP, INC.
Consolidated Balance Sheets
February 29, 1996 and February 28, 1995

                                                                                   1996                    1995
========================================================================================================================
Assets
Current assets:
Cash and cash equivalents                                                              $4,115,809            $2,708,926
Marketable securities                                                                   3,808,829             2,180,153
Accounts and other receivables, less allowance for doubtful accounts of
$123,657 in 1996 and $359,714 in 1995                                                   4,337,108             7,921,364
Inventories                                                                             8,611,808            12,690,154
Prepaid expenses and other assets                                                          92,288               519,553
- ------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   20,965,842            26,020,150
- ------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                      9,115,382            11,417,762
Prepaid pension expense                                                                 4,027,384             3,516,685
Investment in Digital GraphiX                                                           1,258,849             1,801,351
Other assets                                                                            3,430,072               922,725
- ------------------------------------------------------------------------------------------------------------------------
                                                                                      $38,797,529           $43,678,673
========================================================================================================================
Liabilities, Redeemable Convertible Preferred Stock and Common and
Other Stockholders' Equity
Current liabilities:
Current maturities of long-term debt                                                   $1,135,783              $343,285
Short-term debt                                                                             -                 3,200,000
Accounts payable                                                                        2,922,593             2,119,216
Accrued liabilities                                                                     4,578,419             5,190,547
Deferred income taxes                                                                     566,711                93,726
- ------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               9,203,506            10,946,774
- ------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                                 7,349,427             8,784,011
Other long-term obligations                                                             1,142,446             1,160,142
Deferred income taxes                                                                   2,196,656             2,281,380
Commitments and contingencies (Note 15)
Redeemable cumulative convertible preferred
 stock, no par value; authorized 800,000 shares; issued 789,628 shares;
 outstanding shares 289,475 in 1996 and 589,036 in 1995; unamortized discount of
 $147,715 in 1996 and $450,872 in 1995; liquidation preference $18.75 per share         5,279,828            10,593,440
- ------------------------------------------------------------------------------------------------------------------------
Common and other stockholders' equity:
Preferred stock, no par value; authorized 200,000 shares
Common stock, no par value; authorized 6,000,000 shares,
  issued 1,958,205 shares in 1996 and 1995                                              2,103,204             2,103,204
Additional paid-in capital                                                              3,248,385             1,924,385
Retained earnings                                                                       8,364,077             5,975,337
- ------------------------------------------------------------------------------------------------------------------------
                                                                                       13,715,666            10,002,926
Treasury stock, at cost, 24,000 shares                                                    (90,000)              (90,000)
- ------------------------------------------------------------------------------------------------------------------------
Total common and other stockholders' equity                                            13,625,666             9,912,926
========================================================================================================================
                                                                                      $38,797,529           $43,678,673
========================================================================================================================

See accompanying notes to consolidated financial statements.

ANDERSEN GROUP, INC.
Consolidated Statements of Cash Flows
Years ended February 29, 1996 and
February 28, 1995 and 1994


                                                                   1996                 1995                 1994
==========================================================================================================================
Cash flows from operating activities:
Net income (loss)                                                   $1,933,355          $(387,952)             $(868,320)
Adjustments to reconcile net income (loss) to net cash used
for operating activities:
Depreciation, amortization and accretion                             1,886,741          2,329,428              3,367,519
Deferred income taxes                                                 (478,713)          (414,515)            (2,007,395)
Gain on sale of Dental segment                                      (3,790,379)              -                      -
Gain on sale of cellular investments                                     -             (3,223,076)                  -
Gains from marketable securities                                       (45,735)          (186,139)              (787,302)
Purchases of marketable securities                                  (3,575,846)        (3,031,219)            (2,547,987)
Operating Sales of marketable securities                             1,892,905          2,212,978              8,236,947
Loss (gain) on redemptions of long-term debt                             -                 31,129               (174,286)
Pension expense (income)                                                 8,313           (147,528)              (194,276)
Loss (gain) on disposal of property, plant and equipment                   446            (62,150)                  -
Investment in Digital GraphiX                                          542,502          2,014,184                   -
Changes in operating assets and liabilities, net of
changes from sale of Dental segment in 1996:
Accounts and notes receivable                                       (1,204,466)          (644,870)            (2,090,181)
Inventories                                                         (2,941,324)        (1,095,910)            (2,605,979)
Prepaid expenses and other assets                                     (805,863)           667,215              2,009,166
Accounts payable                                                     2,006,196           (144,233)              (396,883)
Accrued liabilities and other long-term obligations                 (2,022,267)           397,609                502,303
- --------------------------------------------------------------------------------------------------------------------------
  Net cash (used for) provided by operating activities              (6,594,135)        (1,685,049)             2,443,326
- --------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment                    256,310            337,153                   -
Purchase of property, plant and equipment                           (1,503,623)        (1,436,372)            (1,112,157)
Proceeds from sale of Dental segment, net of cash sold              16,848,160              -                       -
Proceeds from sale of cellular partnerships                              -              7,511,068                   -
Investments in cellular partnerships                                     -                  -                    (40,707)
Purchase of Video Products segment assets                                -                  -                   (470,000)
- --------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used for) investing activities              15,600,847          6,411,849             (1,622,864)
- --------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Principal payments on long-term debt                                  (642,086)        (4,042,001)            (1,257,874)
Redemptions of preferred stock                                      (3,757,743)             -                   (119,158)
Dividends paid                                                           -                  -                   (114,642)
Payment of short-term debt, net                                     (3,200,000)          (37,093)                (12,907)
Issuance of common stock                                                 -                  -                    599,999
- --------------------------------------------------------------------------------------------------------------------------
 Net cash used for financing activities                             (7,599,829)       (4,079,094)               (904,582)
- --------------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents                1,406,883           647,706                 (84,120)
 Cash and cash equivalents, beginning of year                        2,708,926         2,061,220               2,145,340
- --------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of year                             $4,115,809        $2,708,926              $2,061,220
==========================================================================================================================
Supplemental disclosure of cash flow information:
Cash paid for:
 Interest                                                           $1,203,330        $1,503,148              $1,404,555
 Income taxes, net                                                  $1,410,312          $165,677                $114,832
==========================================================================================================================
See accompanying notes to consolidated financial statements.


ANDERSEN GROUP, INC.
Consolidated Statements of Common and Other Stockholders' Equity
Years ended February 29, 1996 and
February 28, 1995 and 1994



                                  Common           Common         Additional
                                  Stock             Stock           Paid-In         Retained        Treasury
                                  Shares           Amount           Capital         Earnings         Stock            Total
===============================================================================================================================
Balance, February 28, 1993          1,800,080       $2,101,622       $1,051,492     $8,418,417       $(90,000)    $11,481,531
Preferred stock dividends
 and accretion                          -               -                  -          (599,872)          -           (599,872)
Gain on redemption of
  redeemable preferred stock            -               -                41,147         -                -             41,147
Conversion of preferred stock          19,385              194          181,844         -                -            182,038
Common stock issuance                 133,333            1,334          598,665         -                -            599,999
Net loss                                -                 -                 -        (868,320)           -           (868,320)
- --------------------------------------------------------------------------------------------------------------------------------
Balance, February 28, 1994          1,952,798        2,103,150        1,873,148      6,950,225        (90,000)     10,836,523
Preferred stock dividends
  and accretion                         -                 -                 -         (586,936)          -           (586,936)
Conversion of preferred stock           5,407               54           51,237         -                -             51,291
Net loss                                -                 -                 -         (387,952)          -           (387,952)
- --------------------------------------------------------------------------------------------------------------------------------
Balance, February 28, 1995          1,958,205        2,103,204        1,924,385      5,975,337        (90,000)      9,912,926
Preferred stock dividends
  and accretion                         -                 -                 -         (559,626)          -           (559,626)
Gain on redemption of
  redeemable preferred stock            -                 -           1,324,000      1,015,011           -          2,339,011
Net income                              -                 -                 -        1,933,355           -          1,933,355
================================================================================================================================
Balance February 29, 1996           1,958,205       $2,103,204       $3,248,385     $8,364,077       $(90,000)    $13,625,666
================================================================================================================================


See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Years ended February 29, 1996, and
February 28, 1995 and 1994

(1)    Nature of Business
       ------------------

Andersen Group, Inc. (the Company) is a diversified holding company. Its subsidiaries manufacture electronic connectors, components and precious metal materials and industrial ultrasonic cleaners for sale to the automotive, defense, semiconductor and medical markets.

(2)    Summary of Significant Accounting Policies
       ------------------------------------------

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The Company's financial statements include the accounts of the Company and its wholly-owned subsidiaries. As a result of the repurchase and subsequent partial spin-off of Digital GraphiX, Incorporated (DGI) as described in Note 17, the consolidated financial statements include the operating results of DGI from April 1993 through May 2, 1995. As of both February 29, 1996 and February 28, 1995, DGI's balance sheet has not been consolidated. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include funds held in investments with an original maturity of three months or less.

Marketable Securities

The Company's marketable securities are carried as trading securities at market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The effect of adopting SFAS 115 in 1994 was not material. Any changes in the valuation of the portfolio are reflected in the accompanying Consolidated Statements of Operations. At February 29, 1996, investments consisted of $3,063,000 of equity investments and $746,000 of debt securities, while at February 28, 1995, investments comprised $1,523,000 of equity investments and $657,000 of debt securities.

Inventories

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

Income Taxes

Income taxes are determined using the asset and liability approach in accordance with the provisions set forth in SFAS No. 109, Accounting for Income Taxes. This method gives consideration to the future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities at currently enacted tax rates.

Earnings Per Share

Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding. Fully diluted net income (loss) per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive. For the years ended February 29, 1996 and February 28, 1995 and 1994 the effect has been antidilutive.

Off-Balance Sheet Hedging

The Company has entered into precious metal forward contracts as a hedge against precious metal fluctuations for firm price deliveries. These contracts limit the Company's exposure to both favorable and unfavorable precious metals price fluctuations.

Financial Statement Presentation

Certain reclassifications, and the restatement of the Statements of Operations to reflect the sale of the Company's Dental segment, have been made to the 1995 and 1994 financial statements in order to conform with the 1996 presentation.

(3)    Inventories
       -----------

Inventories consist of the following:

                                        February 29,          February 28,
                                                1996                  1995
           ---------------------------------------------------------------
           Raw material                   $3,147,540              $949,992
           Work in process                 3,412,641             2,732,345
           Finished goods                  3,397,570            10,374,045
           ---------------------------------------------------------------
                                           9,957,751            14,056,382
           LIFO Reserve                    1,345,943             1,366,228
           ---------------------------------------------------------------
                                          $8,611,808           $12,690,154
           ---------------------------------------------------------------

At February 29, 1996 and February 28, 1995, inventories valued at LIFO cost comprised 56% and 54% of total inventories, respectively.

(4)    Sale of Dental Segment
       ----------------------

On November 28, 1995, the Company sold the assets and certain liabilities of its Dental segment to Phoenix Shannon p.l.c. of Shannon, County Clare, Ireland and recorded a gain of $3,790,379, net of expenses, and income taxes of $2,040,974. The Company received $17.4 million in cash, part of which, under the terms of the sale, was used to purchase 200,000 Phoenix Shannon Ordinary Shares; a two year, interest bearing note for $1 million and additional conditional consideration subject to a review of net assets as of the closing date and the determination of other defined contingencies. Included in the gain on sale is an increase of $519,012 in prepaid pension expense as a curtailment gain which arose as a result of the transfer of the employees of the dental division to the new employer.

The assets and liabilities sold are presented below:


Cash                                             $551,840
Accounts receivable                             5,475,722
Inventories                                     7,019,670
Other current assets                              414,746
- ---------------------------------------------------------
Property, plant and equipment, net              1,752,492
Other assets                                       21,049
- ---------------------------------------------------------
Total assets                                   15,235,519
- ---------------------------------------------------------
Accounts payable                                1,202,819
Other current liabilities                         259,461
- ---------------------------------------------------------
Total liabilities                               1,462,280
- ---------------------------------------------------------
Net assets sold                               $13,773,239
- ---------------------------------------------------------

The results of operations of the Dental segment have been presented as discontinued operations. Revenue from this segment totaled approximately $29.6 million, $38.0 million and $35.0 million during 1996, 1995 and 1994, respectively.

Included in other assets at February 29, 1996 is $1,064,000 of restricted cash, which will be held in escrow until November 1998, and the $1 million note receivable from Phoenix Shannon.

(5)    Sale of Cellular Partnership Interests
       --------------------------------------

On May 10, 1994 the Company's subsidiary, Clear Cellular Holdings, Inc. (Clear), sold its interest in a partnership which owned a cellular communications license to Centennial Cellular Corporation (Centennial). The partnership interest was sold for a combination of cash and Centennial stock. The Centennial stock was immediately remarketed in an open market block transaction. Overall, Clear received $3,471,753 in net proceeds from the partnership interest sale.

On August 23, 1994 the Company sold its general partnership interest in MidSouth Cellular L.P. (MidSouth), a nonwireline cellular telephone franchise, to Centennial. The Company received 281,507 shares of Centennial stock, of which 222,895 shares were sold for $16.69 per share in an open market block transaction. An additional 18,500 shares were sold at $16.48 per share. The Company continues to hold 23,086 shares of Centennial common stock of which 3,086 shares remain in escrow subject to a post close settlement.

During the years ended February 29, 1996 and February 28, 1995, the Company recorded gains from the sales of these cellular partnership interests totaling $64,953 and $3,223,076, respectively, which is included in investment and other income.

(6)    Property, Plant and Equipment
       -----------------------------

Property, plant and equipment consists of the following:

                                               February 29,            February 28,
                                                      1996                       1995
- -------------------------------------------------------------------------------------
Land and improvements                               $1,469,383            $1,667,622
Buildings and improvements                           8,468,240            10,560,166
Machinery and equipment                              5,534,684             8,320,096
Furniture and fixtures                               1,297,546             1,800,255
- ------------------------------------------------------------------------------------
                                                    16,769,853            22,348,139
- ------------------------------------------------------------------------------------
Less accumulated depreciation
     and amortization                                7,654,471            10,930,377
- ------------------------------------------------------------------------------------
                                                    $9,115,382           $11,417,762
- ------------------------------------------------------------------------------------

Depreciation and amortization expense was $1,796,755, $1,976,751 and $3,164,966 in 1996, 1995 and 1994, respectively.

At February 29, 1996 and February 28, 1995 property, plant and equipment includes $567,106 of machinery and equipment acquired under a capital lease, which expires in 1998, with a related allowance for depreciation of $439,237 and $325,815, respectively.

(7)    Short-term Debt
       ---------------

The Company's primary subsidiary, The J.M. Ney Company (Ney), had an $8.5 million demand revolving credit facility with a commercial bank of which $3,200,000 was outstanding at February 28, 1995. The facility was secured by certain of Ney's receivables and precious metal inventories. This facility was paid in full concurrent with the sale of the net assets of the Dental segment (Note 4).

(8)    Accrued Liabilities
       -------------------

Accrued liabilities consist of the following:

                                      February 29,         February 28,
                                             1996                  1995
- -----------------------------------------------------------------------
Employee compensation                    $593,930              $626,757
Accrued dividends                         660,038               883,554
Income taxes                              848,837             1,634,228
Other                                   2,475,614             2,046,008
- -----------------------------------------------------------------------
                                       $4,578,419            $5,190,547
- -----------------------------------------------------------------------

(9)    Redeemable Cumulative Convertible Preferred Stock
       -------------------------------------------------

In January 1996, the Company purchased 299,561 shares of its redeemable cumulative convertible preferred stock (Preferred Stock) at $12.25 per share, net, under the terms of a voluntary tender offer. As a result of the purchase, the Company reversed $1,015,000 of accrued dividends and accreted discounts, and recorded $1,324,000 of additional paid-in capital, net of expenses of the transaction, to reflect the discount of the purchase from the original issue cost of the shares.

The Preferred Stock is subject to annual mandatory redemption from legally available funds of 160,000 shares at $18.75 per share, or $3,000,000, commencing in March 1996. Purchases of Preferred Stock to date have satisfied this requirement through March 1998. The Company may make open market purchases, however, it is currently precluded from doing so as discussed below and in Note 10.

Quarterly dividend payments, ranging from $.1875 to $.4375 per share, are accrued based upon the operating income of Ney, as defined. Approximately $.78, $.75 and $.75 of dividends per share were accrued during 1996, 1995 and 1994, respectively. As discussed in Note 10, the Company has been restricted from paying dividends since April 15, 1993 until cumulative consolidated net income (as defined) earned after February

29, 1996 exceeds approximately $4,190,000. At February 29, 1996 and February 28, 1995 the Company had accrued $660,038 and $883,554, respectively, for payment of prior dividends.

The preferred shares increase in carrying value at a rate of approximately $.26 per share per year and, as such, approximately $137,500, $150,000, and $153,000 of accretion has been recorded as part of the preferred dividend requirement in the Consolidated Statements of Operations for 1996, 1995 and 1994, respectively.

The preferred shares are convertible into the Company's common stock at any time at a rate of 1.935 shares of common stock for each preferred share. The original conversion rate of 1.875 has been increased to 1.935 after giving effect to the issuance of common stock in fiscal 1994. At February 29, 1996, 560,134 shares of common stock have been reserved for conversion.

(10)   Long-term Debt
       ---------------
Long-term debt consists of the following:

                                                                          February 29,           February 28,
                                                                                1996                     1995
- ---------------------------------------------------------------------------------------------------------------
Mortgage note payable, due November
1999; interest at 7.75%; annual
principal and interest payments of
$179,937; secured by certain real
and personal property                                                        $599,304              $723,193

Mortgage note payable due December
2003; interest at varying rates
from 60-68% of the prime rate, as
defined, (5.4% and 5.8% at February 29,
1996 and February 28, 1995, respectively),
payable semi-annually; semi-annual
principal payments in escalating
amounts from $53,747 in 1996 to
$101,061 at maturity; secured by
certain personal property                                                     927,552             1,303,790

Convertible subordinated debentures,
due October 2002; interest at 10.5%,
payable semi-annually; annual
principal payments in varying amounts
through maturity; unsecured                                                 6,505,000             6,548,000

Other                                                                         453,354               552,313
- --------------------------------------------------------------------------------------------------------------
                                                                            8,485,210             9,127,296
Less current maturities                                                     1,135,783               343,285
- --------------------------------------------------------------------------------------------------------------
                                                                           $7,349,427            $8,784,011
- --------------------------------------------------------------------------------------------------------------


The Company has a master lease line of credit totaling $1,500,000 of which $567,106 has been utilized and $182,181 and $273,300 remained outstanding at February 29, 1996 and February 28, 1995, respectively. The line is secured by the underlying leased equipment. Interest is at rates ranging from 8.2% to 8.5%. Repayments are on a monthly basis with interest through August 1998.

The terms of the convertible subordinated debentures call for the annual liquidation of $834,000 face value of debentures, either through open market purchases or mandatory sinking fund payments. The Company may also make an additional optional sinking fund payment of $834,000. The debentures are convertible into common stock of the Company at any time prior to maturity, unless previously redeemed, at $16.17 per share, subject to adjustment under certain conditions. At February 29, 1996, 402,288 shares of common stock were reserved for conversion.

Certain of the debt agreements contain restrictive covenants which limit, among other things, mergers or consolidations, sales of assets, additional long-term debt, payments of dividends and stock repurchases. Under the terms of one of the 10.5% Convertible Subordinated Debentures, the Company has been restricted from repurchasing stock or paying dividends since April 15, 1993 until such time as the Company's cumulative earnings, as defined, reach specified amounts.

Maturities of long-term debt for each of the five years ending February 28/29 are as follows:

1997               $1,135,783
1998                1,187,610
1999                1,157,227
2000                1,153,466
2001                  999,345
Thereafter          2,851,779

(11)   Income Taxes
       ------------

Income tax benefit (expense) consists of the following:

                              1996                 1995                1994
- ---------------------------------------------------------------------------
Current:
   Federal                   $(360,000)          $(20,000)   $            0
   State                      (296,244)          (100,000)          (92,000)
Deferred                      (388,261)           414,515         2,007,395
- ---------------------------------------------------------------------------
                           $(1,044,505)          $294,515        $1,915,395
- ---------------------------------------------------------------------------

The difference between the actual income tax benefit (expense) and the income tax benefit (expense) computed by applying the statutory Federal income tax rate of 34% to income (loss) before taxes is attributable to the following:


                                                              1996                 1995                1994
- -----------------------------------------------------------------------------------------------------------
Income tax benefit (expense)                               $(1,012,472)          $199,313            $946,463
State income taxes, net of Federal benefit                    (195,521)           (66,000)            (60,720)
Change in valuation allowance                                  483,348                  -                  -
Adjustment of accrual for prior years' taxes                  (319,010)           161,202           1,029,652
Other                                                             (850)                 -                  -
- -------------------------------------------------------------------------------------------------------------
                                                           $(1,044,505)          $294,515          $1,915,395
- -------------------------------------------------------------------------------------------------------------

A deferred income tax (expense) benefit results from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. The principal components of the net deferred asset (liability) which give rise to this deferred income tax (expense) benefit for the years ended February 29, 1996 and February 28, 1995 are as follows:

                                                                                1996                 1995
- ---------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
Fixed asset basis differences                                          $(1,579,708)          $(2,018,085)
Inventory                                                               (1,476,392)           (1,111,498)
Pension                                                                 (1,491,175)           (1,301,527)
Write-off of certain assets                                                      -              (560,049)
- ---------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                          (4,547,275)           (4,991,159)
- ---------------------------------------------------------------------------------------------------------
Deferred tax assets:
Post-retirement benefits other than pensions                               337,200               337,200
Unrealized gains/losses on marketable
securities, net                                                            131,888                     -
Note receivable                                                                  -               200,000
Federal operating loss carry forwards                                            -             1,241,850
Federal credit carry forwards                                              753,323               537,278
State operating loss carry forwards                                              -               294,537
Other                                                                      561,497               488,536
- --------------------------------------------------------------------------------------------------------
                                                                         1,783,908             3,099,401
Valuation allowance for deferred tax assets                                      -              (483,348)
- --------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                  1,783,908             2,616,053
- --------------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                           $(2,763,367)          $(2,375,106)
- --------------------------------------------------------------------------------------------------------

At February 29, 1996 the Company had no valuation allowance. At February 28, 1995 the Company's valuation allowance was primarily attributable to State operating loss carryforwards. The Company reasonably expects that the sale of certain assets, investment securities and certain real property, will generate sufficient income to fully utilize its deferred tax assets. At February 29, 1996 the Company had $753,323 of Federal credit carryforwards; $216,295 of which were attributable to the alternative minimum tax and have no expiration date.
The remaining credits, totaling $537,028, expire in 1999 through 2002.

(12)   Stock Option Plan
       -----------------

The Company's incentive stock option plan provides for option grants to directors and key employees at prices equal to at least 100% of the stock's fair market value at date of grant. Options are generally exercisable one year after grant. The Company has reserved 150,000 shares of common stock for the exercise of stock options. At February 29, 1996, the Company had 110,300 options available for issuance under the plan.

Activity under the plan is as follows:

                                                         Number                 Price
Outstanding options                                    of shares            per share
- -------------------------------------------------------------------------------------
Balance at February 28, 1993                              92,200           $7.00-9.50
   Granted                                                 7,000           6.50-6.825
   Canceled                                              (21,600)          7.00-8.375
- -------------------------------------------------------------------------------------
Balance at February 28, 1994                              77,600            6.50-9.50
   Canceled                                                 (300)                7.00
- -------------------------------------------------------------------------------------
Balance at February 28, 1995                              77,300            6.50-9.50
   Canceled                                              (37,600)           7.00-9.50
- -------------------------------------------------------------------------------------
Balance of February 29, 1996                               39,700         $6.50-9.375
- -------------------------------------------------------------------------------------


At February 29, 1996, 39,700 options were exercisable.

(13)   Retirement Plans
       ----------------

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

The following table sets forth the actuarially determined funded status of the Company's defined benefit plan and amounts recognized in the Company's Consolidated Balance sheets:


                                                                                  1996                1995
- ----------------------------------------------------------------------------------------------------------
Actuarial present value of
benefit obligations:
  Vested                                                                    $9,091,728         $10,314,808
  Non-vested                                                                    63,443             275,901
- ----------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                               9,155,171          10,590,709
Effect of projected compensation  increases                                    906,697             498,089
- ----------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                10,061,868          11,088,798
Plan assets at fair value                                                   15,641,999          14,480,654
- ----------------------------------------------------------------------------------------------------------
Plan assets in excess of projected  benefit obligation                       5,580,131           3,391,856
Unrecognized prior service cost                                               (150,892)           (222,461)
Unrecognized net (gain) loss on plan assets                                 (1,401,855)            347,290
- ----------------------------------------------------------------------------------------------------------
Prepaid pension expense                                                     $4,027,384          $3,516,685
- ----------------------------------------------------------------------------------------------------------


For fiscal years 1996, 1995 and 1994, the projected benefit obligations and pension income were determined using the following components:


                                                                     1996               1995               1994
- ----------------------------------------------------------------------------------------------------------------
Discount rate                                                        7.5%               7.5%                7.5%
- ----------------------------------------------------------------------------------------------------------------
Future compensation growth rate                                      5.5%               5.5%                5.5%
- ----------------------------------------------------------------------------------------------------------------
Long-term rate of return on plan assets                              8.0%               8.5%                8.5%
- ----------------------------------------------------------------------------------------------------------------


Net pension expense (income) for the Company's funded defined benefit plan for 1996, 1995 and 1994 includes the following components:

                                                                  1996                 1995                1994
- ---------------------------------------------------------------------------------------------------------------
Service cost of benefits accrued                                $340,890           $285,748            $313,849
Interest cost on projected benefit obligations                   806,257            783,725             756,519
Return on plan assets                                         (2,130,484)        (1,195,727)         (1,199,647)
Unrecognized net gain (loss)                                     991,650            (21,274)            (64,997)
- ---------------------------------------------------------------------------------------------------------------
Pension expense (income)                                          $8,313          $(147,528)          $(194,276)
- ----------------------------------------------------------------------------------------------------------------


In addition, as discussed in Note 4, prepaid pension expenses increased by $519,012 as a result of the curtailment gain recorded in connection with the sale of the net assets of the Dental segment.

The Company also has a supplemental defined benefit plan which covers a former senior executive of Ney. There are no assets held by the plan. At February 29, 1996 and February 28, 1995, the actuarially determined status of the plan and the amount recognized in the balance sheet was a vested accumulated and projected benefit obligation of $319,550 and $307,142, respectively. For each of the fiscal years 1996, 1995 and 1994, a discount rate of 7.5% was used for determining the projected benefit obligation.

Pension expense for all defined contribution plans totaled $143,353, $157,077, and $121,322, in 1996, 1995, and 1994, respectively.

(14)   Post-Retirement Benefit Obligations
       -----------------------------------

The Company's cost of its unfunded retiree health care plan for 1996, 1995 and 1994 was approximately $55,000, $56,000 and $59,500, respectively, including interest. At February 29, 1996 and February 28, 1995, the accumulated benefit obligation for post-retirement benefits was approximately $843,000. At February 29, 1996, 32 retirees were receiving benefits under this plan.

The accumulated estimated benefit obligation was determined using the unit credit method and assumed discount rates of 7.25% and 7.5% at February 29, 1996 and February 28, 1995, respectively. At February 29, 1996 and February 28, 1995, the accumulated benefit obligation was compiled using assumed health care cost trend rates of 10% and 11%, gradually declining to 5% in the year 2001 and thereafter over the projected payout period of the benefits.

The estimated effect on the present value of the accumulated benefit obligation at March 1, 1996 of a 1% increase each year in the health care cost trend rate used would result in an estimated increase of approximately $63,000 in the obligation.

(15)   Leases
       ------

The Company leases various manufacturing and office facilities and equipment under lease agreements expiring through January 2000. The leases are accounted for as operating leases. In addition, the Company earns rental income from office space leased to tenants under operating leases expiring through February 28, 1999.

Future minimum lease payments and rental income under the terms of the leases for each of the years ending February 28/29, are as follows:

                  Lease                  Rental
                  Expense                Income
- -----------------------------------------------
1997              $112,921             $280,794
1998                60,488               57,924
1999                24,800               57,924
2000                 3,480                    -

Lease expense and rental income are as follows:

                  Lease                  Rental
                  Expense                Income
- -----------------------------------------------
1996              $240,713             $280,638
1995               349,055              211,767
1994               317,418              516,805

(16)   Business Segments and Export Sales
       ----------------------------------

During 1996, the Company operated in two business segments: Electronics, which includes the Ultrasonics division, and, for two months, Video Products. Operating income consists of net sales, less cost of sales and selling, general and administrative expenses directly allocated to the industry segments. Corporate expenses consist of administrative costs not directly attributable to a specific industry segment and interest expense. Corporate revenues consist of investment and other income not attributable to a specific segment. Corporate identifiable assets include marketable securities and short-term investments, and assets not directly attributable to a specific segment.

Summarized financial information for business segment is as follows:


                                                              1996                 1995                1994
- -------------------------------------------------------------------------------------------------------------
   Net sales and revenues:
      Electronics                                          $21,155,167        $18,424,785         $15,125,798
      Video Products                                         2,079,472          6,998,181           4,399,716
      Corporate                                                813,435          3,442,558           1,489,407
- -------------------------------------------------------------------------------------------------------------
                                                           $24,048,074        $28,865,524         $21,014,921
- -------------------------------------------------------------------------------------------------------------
   Operating income (loss):
      Electronics                                             $536,794          $(174,422)        $(1,165,675)
      Video Products                                          (177,018)        (1,876,231)            (18,200)
      Corporate                                             (3,796,173)            79,056          (2,858,991)
- --------------------------------------------------------------------------------------------------------------
                                                           $(3,436,397)       $(1,971,597)        $(4,042,866)
- --------------------------------------------------------------------------------------------------------------
   Identifiable assets:
      Dental                                                         -        $14,788,626         $15,384,373
      Electronics                                          $22,796,264         15,300,391          11,216,447
      Video Products                                                 -                  -           4,280,163
      Corporate                                             16,001,265         13,589,656          17,709,034
- -------------------------------------------------------------------------------------------------------------
                                                           $38,797,529        $43,678,673         $48,590,017
- -------------------------------------------------------------------------------------------------------------
   Depreciation, amortization and accretion:
      Electronics                                           $1,439,042         $1,110,524          $1,267,103
      Video Products                                                 -            349,893              29,552
      Corporate                                                229,704            627,193             906,974
- -------------------------------------------------------------------------------------------------------------
                                                            $1,668,746         $2,087,610          $2,203,629
- -------------------------------------------------------------------------------------------------------------
Capital expenditures:
      Electronics                                           $1,304,414           $727,242            $371,454
      Video Products                                                 -            506,679             102,087
      Corporate                                                123,093            168,094             236,219
- -------------------------------------------------------------------------------------------------------------
                                                            $1,427,507         $1,402,015            $709,760
- -------------------------------------------------------------------------------------------------------------



Export sales for the years ended February 29, 1996 and February 28, 1995, 1994 were $2,658,000, $2,262,000 and $1,577,000, respectively. Such sales were made primarily to customers in Europe and the Pacific Rim.

(17)   Investments
       -----------

During May 1995, DGI issued additional shares of common stock for $324,000 before transaction costs, thus diluting the Company's ownership to approximately 19%. The Company did not recognize any gain related to this transaction. In January 1995, the Company converted its receivable from DGI to a $2.9 million note receivable at 7.5% interest, which, when discounted to reflect a market rate of interest, and coupled with a reduction of approximately $500,000 of net liabilities to DGI, resulted in a carrying value of $1.8 million at February 28, 1995.

Prior to the issuance of stock in May 1995 the Company reduced intercompany liabilities and increased its investment in DGI to nearly $2.3 million. As of February 29, 1996, the Company reduced the carrying value of its investment to approximately $1.26 million, and in doing so, formally discharged DGI of its obligation to pay $2.2 million. With this forgiveness of debt, the Company has realized an income tax benefit it its current taxes payable.

The Company's Chairman and President are also directors and stockholders of DGI.

Included in other assets at February 29, 1996 is an investment or approximately $640,000 in a joint venture which is investing in a Russian telecommunications company that has agreements to develop a data transmission network throughout the Commonwealth of Independent States.

The Company's Chairman and another Director are also among a group of investors in the joint venture.

(18)   Estimated Fair Value of Financial Instruments
       ---------------------------------------------

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities are reasonable estimates of their fair value based on their current maturities. The carrying value of marketable securities approximates fair value as determined by quoted market prices. The fair value of the investment in DGI, which is comprised of notes receivable and common stock, is estimated to approximate the carrying amount given factors that include evaluation of the interest rate, DGI's credit worthiness, and the liquidity of the market for DGI's common stock. The carrying value of the note receivable and restricted cash received in connection with the sale of the Dental segment, approximates fair value as estimated, based on stated interest rates, terms of repayment and credit worthiness of the debtor.

At February 29, 1996, the Company had contracts to purchase 1,700 ounces of gold and 17,500 ounces of palladium through June 1996 at aggregate prices approximating market. The Company has not been subject to material gains or losses from theses contracts as they have generally been offset by the transactions being hedged. Realized market gains and losses on such contracts are also included in cost of sales.

The carrying value of long-term debt issued by banks approximates fair value based on interest rate and repayment terms, and the extent to which the individual debts are secured. The fair value of the Company's 10.5% convertible debentures approximates carrying value based upon market interest rates, its subordinated status, and the market value of the Company's common stock in relation to the conversion feature of the debt.

It is not practicable to estimate a fair market value for the redeemable preferred stock due to the terms of this security, including the cumulative nature of dividends, the right to convert the preferred shares to common shares, the possibility for increased dividends based upon the earnings of Ney, and the right for preferred stockholders as a group to elect a representative to the Company's Board of Directors. Current limitations relating to the payment of dividends and the redemption of shares also factor into the inability to reasonably estimate a fair value for this security.

                          Independent Auditors' Report



The Stockholders and Board of Directors
Andersen Group, Inc.:

We have audited the accompanying consolidated balance sheets of Andersen Group, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995, and the related consolidated statements of operations, common and other stockholders' equity and cash flows for each of the years in the three-year period ended February 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Andersen Group, Inc. and subsidiaries at February 29, 1996 and February 28, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended February 29, 1996, in conformity with generally accepted accounting principles.





/s/ KPMG PEAT MARWICK LLP

Hartford, Connecticut
April 23, 1996

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
           --------------------------------------------------

None.

                                    PART III

Certain information required by Part III is omitted from this Report in that the Registrant has filed a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference.

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

The information required by this Item is incorporated by reference to the Registrant's 1996 Proxy Statement for Annual Meeting of Shareholders and is incorporated by reference to the Section in Part I hereof entitled "Executive Officers of the Registrant."

ITEM 11    EXECUTIVE COMPENSATION
           ----------------------

The information required by this Item is incorporated by reference to the Registrant's 1996 Proxy Statement for Annual Meeting of Shareholders.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

The information required by this Item is incorporated by reference to the Registrant's 1996 Proxy Statement for Annual Meeting of Shareholders.

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

The information required by this Item is incorporated by reference to the Registrant's 1996 Proxy Statement for Annual Meeting of Shareholders.

                                     PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
            ---------------------------------------------------------------

(a)1. Consolidated Financial Statements applicable to the Registrant contained in Item 8:

                                                                                                        Pages
                                                                                                        -----
          Consolidated Statements of Operations
             for the years ended February 29, 1996 and February 28, 1995 and 1994                         18
          Consolidated Balance Sheets
             as of February 29, 1996 and February 28, 1995                                                19
          Consolidated Statements of Cash Flows
             for the years ended February 29, 1996 and February 28, 1995 and 1994                         20
          Consolidated Statements of Common and Other Stockholders' Equity
             for the years ended February 29, 1996 and February 28, 1995 and 1994                         21
          Notes to Consolidated Financial Statements                                                      22 - 32
          Independent Auditors' Report                                                                    33



(a)2.  Consolidated Financial Statement Schedule:

         Schedule II-Valuation and Qualifying Accounts                                                    43
         ---------------------------------------------

         Note: Schedules other than that listed above, are omitted as not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

(a)3.    Exhibits required by Item 601 of Regulation S-K:


Exhibit
  No.                Description
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

Exhibit
  No.                Description
- -------              -----------

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

Exhibit
  No.                Description
- -------              -----------

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

10.19 Securityholders' Agreement by and among Midsouth Cellular Corp.; Midsouth Cellular L.P.; Media/Communications Partners II Limited Partnership, Kilby Capital Company, Inc., Chestnut Street Partners, Inc. and Media/Communications Investors Limited Partnership; Midsouth Management Investors Corp.; George D. Crowley, Jr., Brian McTernan, John
        D. Fuji, James J. Walter, Jr. and Janice P. Mercer, Andersen Group, Inc.; Iowa Cellular Corporation; Louisiana Cellular Corporation; and Oliver R. Grace, Jr., dated as of November 18, 1992, incorporated herein by reference to Exhibit 10.25 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1993 (Commission File No. 0-1460).

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

Exhibit
  No.                Description
- -------              -----------

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

10.30 LA3, LA4, Miss 8 Partnership Interest Purchase Agreement, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the Quarter ended August 31, 1994 (Commission File No. 0-1460).

10.31 LA3, LA4, Miss 8 Stock Purchase Agreement, incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the Quarter ended August 31, 1994 (Commission File No. 0-1460).

Exhibit
  No.                Description
- -------              -----------

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

10.34 Letter Agreements, dated February 23, 1995 and March 20, 1995, between the Registrant and Ronald N. Cerny.

10.35   Asset Purchase Agreement among Phoenix Shannon p.l.c., Andersen
        Group, Inc.,. The J.M. Ney Company and Ney Dental International, Inc. dated as of August 10, 1995, incorporated herein by reference to Exhibit
        10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ending August 31, 1995 (Commission file No. 0-1460).

10.36 Amendment No. 1 to Asset Purchase Agreement by and among Phoenix Shannon p.l.c., The J.M. Ney Company, Andersen Group, Inc. and Ney Dental International, Inc. made as of October 30, 1995. Incorporated herein by reference to Exhibit 10.1 of the Registrant's current report on Form 8-K dated December 13, 1995 (Commission file No. 0-1460).

10.37 Amendment No. 2 to Asset Purchase Agreement by and among Phoenix Shannon p.l.c., The J.M. Ney Company, Andersen Group, Inc., and Ney Metal, Inc. (f/k/a Ney Dental International, Inc.) made as of October 30, 1995. Incorporated herein by reference to Exhibit 10.2 of the Registrant's current report on Form 8-K dated December 13, 1995 (Commission file No. 0-1460).

21.     Subsidiaries of the Registrant.*

27.     Financial Data Schedule.*

(b)     Reports on Form 8-K.

        A report on Form 8-K was filed by the Company on December 13, 1995, reporting the sale of the Company's Dental segment. Included in the Form 8-K were the following unaudited pro-forma financial statements:

        Consolidated Balance Sheet as of August 31, 1995
        Consolidated Statements of Operations for the six months ended August 31, 1995 and for the year ended February 28, 1995

*Filed herein

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDERSEN GROUP, INC.                     Date:  May 17, 1996
- --------------------
Registrant

/s/ Francis E. Baker                    /s/ Andrew M. O'Shea
- -----------------------                 ----------------------------
  Francis E. Baker                         Andrew M. O'Shea
  President                                Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                     TITLE                        DATE
- ---------                                     -----                        -----

                                            Chairman
/s/ Oliver R. Grace, Jr.                    and                    Date:  May 29, 1996
- -----------------------------------         Director
Oliver R. Grace, Jr.

                                            President, Chief
/s/ Francis E. Baker                        Executive Officer      Date:  May 17, 1996
- -----------------------------------         and Director
Francis E. Baker

/s/ Peter N. Bennett                                               Date:  May 20, 1996
- -----------------------------------
Peter N. Bennett                            Director

/s/ John S. Grace                                                  Date:  May 22, 1996
- -----------------------------------
John S. Grace                               Director

/s/ Louis A. Lubrano                                               Date:  May 22, 1996
- -----------------------------------
Louis A. Lubrano                            Director

/s/James J. Pinto                                                  Date:  May 20, 1996
- -----------------------------------
James J. Pinto                              Director



                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Andersen Group, Inc.:

Under date of April 23, 1996, we reported on the consolidated balance sheets of Andersen Group, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995, and the related consolidated statements of operations, common and other stockholders' equity and cash flows for each of the years in the three-year period ended February 29, 1996, which are included in the Annual Report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index under Part IV,
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG Peat Marwick LLP
Hartford, Connecticut
April 23, 1996

                              Andersen Group, Inc.
                 Schedule II - Valuation and Qualifying Accounts


                                                            ---------------------Additions----------------
                                            Balance         Charged to           Charged                               Balance
                                           Beginning         costs and          to other                                 End
    Description                             of Year          expenses            account        Deductions             of year
- ------------------------------------------------------------------------------------------------------------------------------
February 29, 1996
- ------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
    accounts                                $359,714           97,208          (286,813) (c)      (46,452)  (a)       $123,657
Discontinued operation                       $62,607                                              (62,607)  (b)             $0
Deferred income tax
    valuation allowance                     $483,348         (483,348)                                                      $0
- ------------------------------------------------------------------------------------------------------------------------------
February 28, 1995
- ------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
    accounts                                $426,459           47,390           (31,000)          (83,135)  (a)       $359,714
Discontinued operation                            $0           41,000            31,000            (9,393)  (a)        $62,607
Deferred income tax
    valuation allowance                     $458,000           25,348                                                 $483,348
- ------------------------------------------------------------------------------------------------------------------------------
February 28, 1994
- ------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
    accounts                                $306,038          102,421            98,048           (80,048)  (a)       $426,459
Discontinued operation                      $924,132                            (98,048)         (826,084)  (a)             $0
Deferred income tax
    valuation allowance                   $1,526,567       (1,068,567)                                                $458,000
- ------------------------------------------------------------------------------------------------------------------------------



(a) Write-offs net of recoveries.
(b) Eliminated in connection with reduction in stock ownership of DGI in May 1995.
(c) Includes amounts eliminated in connection with sale of certain assets of Dental Segment.

                                  EXHIBIT INDEX


Exhibit
  No.                      Description                           Page No.
- -------                    -----------                           --------

21.             Subsidiaries of the Registrant.                     45

27.1            Financial Data Schedule 1996.                       46

27.2            Financial Data Schedule 1995.                       47