Form 10-Q
period 1996-05-31
ANDERSEN GROUP INC
filed 1996-06-27
CIK 6383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996
                               ------------

                                       OR


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------

                          Commission file number 0-1460
                                                 ------

                              ANDERSEN GROUP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

               CONNECTICUT                         06-0659863
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)

                 Ney Industrial Park, Bloomfield, CT 06002-3690
                 ----------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (860) 242-0761
                                 --------------
              (Registrant's telephone number, including area code)


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
                       Yes   X     No
                           ----       ----

On June 20, 1996, 1,934,478 shares of the issuer's no par value common stock were outstanding.

                              ANDERSEN GROUP, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS




                                                                     Page No.
                                                                     --------
Part I - Financial Information
- ------------------------------

        Consolidated Balance Sheets
               May 31, 1996 and February 29, 1996                        3

        Consolidated Statements of Operations for the
               Three Months Ended May 31, 1996 and 1995                  4

        Consolidated Statements of Cash Flows for the
               Three Months Ended May 31, 1996 and 1995                  5

        Notes to Consolidated Financial Statements                       6

        Management's Discussion and Analysis of
               Results of Operations and Financial Condition             7



Part II - Other Information
- ---------------------------

        Item 3 - Defaults Upon Senior Securities                        10

        Item 6 - Exhibits and Reports on Form 8-K                       10

        Signatures                                                      11

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                              ANDERSEN GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 May 31,          Feb. 29,
                                                                  1996              1996
- ------------------------------------------------------------------------------------------------
                                                              (unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                                   $2,977            $4,116
     Marketable securities                                        4,798             3,809
     Accounts and other receivables less
      allowances of $176 and $124                                 5,017             4,337
     Inventories                                                  7,019             8,612
     Prepaid expenses and other assets                              133                92
- ------------------------------------------------------------------------------------------------
       Total current assets                                      19,944            20,966
- ------------------------------------------------------------------------------------------------

Property, plant and equipment                                    17,188            16,770
Accumulated depreciation                                         (7,955)           (7,654)
- ------------------------------------------------------------------------------------------------
     Property, plant and equipment, net                           9,233             9,116
- ------------------------------------------------------------------------------------------------

Prepaid pension expense                                           4,089             4,027
Investment in Digital GraphiX                                     1,259             1,259
Other assets                                                      3,716             3,430
- ------------------------------------------------------------------------------------------------
                                                                $38,241           $38,798
================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $1,181            $2,923
     Current maturities of long-term debt                         1,136             1,136
     Other current liabilities                                    5,660             5,145
- ------------------------------------------------------------------------------------------------
       Total current liabilities                                  7,977             9,204
- ------------------------------------------------------------------------------------------------
                                                                  7,531             7,349
Long-term debt, less current maturities
Other liabilities                                                 1,139             1,143
Deferred income taxes                                             2,197             2,197

Redeemable convertible preferred stock                            5,295             5,280
- ------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock                                                 2,103             2,103
     Additional paid-in capital                                   3,248             3,248
     Retained earnings                                            8,841             8,364
     Treasury stock, at cost                                        (90)              (90)
- ------------------------------------------------------------------------------------------------
       Total stockholders' equity                                14,102            13,625
- ------------------------------------------------------------------------------------------------
                                                                $38,241           $38,798
- ------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                              ANDERSEN GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                              Three months ended May 31,
                                                               1996               1995
- ----------------------------------------------------------------------------------------------
                                                                    (unaudited)
Revenues:
     Net sales                                                $7,389             $6,851
     Investment and other income                                 661                348
- ----------------------------------------------------------------------------------------------
                                                               8,050              7,199
- ----------------------------------------------------------------------------------------------
Costs and expenses:
     Cost of sales                                             4,656              4,582
     Selling, general and administrative                       1,804              2,124
     Research and development                                    361                664
     Interest expense                                            198                296
- ----------------------------------------------------------------------------------------------
                                                               7,019              7,666
- ----------------------------------------------------------------------------------------------
Income (loss) from continuing operations
 before income taxes                                           1,031               (467)
Income tax expense (benefit)                                     412               (148)
- ----------------------------------------------------------------------------------------------
Income (loss) from continuing operations                         619               (319)
Income from discontinued operations, net
 of income taxes                                                   -                 99
- ----------------------------------------------------------------------------------------------
Net income (loss)                                                619               (220)
Preferred dividend requirement                                  (142)              (147)
- ----------------------------------------------------------------------------------------------
Income (loss) applicable to common
 shares                                                         $477              ($367)
- ----------------------------------------------------------------------------------------------
Earnings (loss) per common share:
     Continuing operations                                     $0.25             ($0.24)
     Discontinued operations                                       -               0.05
- ----------------------------------------------------------------------------------------------
     Income (loss) per common share                            $0.25             ($0.19)
- ----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                              ANDERSEN GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                          Three months ended May 31,
                                                                         1996                  1995
- --------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Cash flows from operating activities:
Net income (loss)                                                       $477                  $(220)
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities:
     Depreciation, amortization and accretion                            385                    575
     Pension income                                                      (62)                   (36)
     Net gains from marketable securities                               (429)                   (64)
     Purchases of marketable securities                                 (695)                  (827)
     Sales of marketable securities                                      135                  1,055

Changes in operating assets and liabilities:
     Accounts and notes receivable                                      (680)                (1,621)
     Inventories                                                       1,593                   (686)
     Prepaid expenses and other assets                                  (339)                   170
     Accounts payable                                                 (1,742)                  (423)
     Accrued expenses and other long-term
      obligations                                                        511                     40
- --------------------------------------------------------------------------------------------------------

     Net cash used by operating activities                              (846)                (2,037)
- --------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of property, plant and
      equipment, net                                                    (475)                  (308)
- --------------------------------------------------------------------------------------------------------

     Net cash used for investing activities                             (475)                  (308)
- --------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Principal payments on long-term debt                                 (29)                   (31)
    Issuance of short term debt, net                                       -                  2,450
    Capitalized lease obligations incurred                               211                      -
- ---------------------------------------------------------------- --------------------- --------------------

    Net cash provided by financing activities                            182                  2,419
- --------------------------------------------------------------------------------------------------------
    Net increase (decrease) in cash and cash
     equivalents                                                      (1,139)                    74
    Cash and cash equivalents - beginning of
     period                                                            4,116                  2,709
- --------------------------------------------------------------------------------------------------------
    Cash and cash equivalents - end of period                         $2,977                 $2,783
- --------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Accounting Policies
        -------------------

The accompanying interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Andersen Group, Inc. and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended February 29, 1996. The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. In addition, certain reclassifications and the restatement of the Statement of Operations to reflect the sale of the Company's Dental segment, have been made to the prior period financial information so that it conforms to the current period presentation.

(2)     Inventories
        -----------

Inventories consisted of the following:


                                           (In thousands)
                                  May 31,                February 29,
                                   1996                      1996
                            ----------------------    ---------------------
Raw materials                    $ 2,185                   $ 3,147
Work in process                    2,789                     3,413
Finished goods                     3,391                     3,398
                                 -------                   -------
                                   8,365                     9,958
LIFO Reserve                      (1,346)                   (1,346)
                                 -------                   -------
                                 $ 7,019                   $ 8,612
                                 =======                   =======


(3)     Income Taxes
        ------------

Income tax expense (benefit) represents an estimate of the effective income tax rate for the current fiscal year.

(4)     Dividends
        ---------

The Company's cumulative convertible preferred stock (the "Preferred Stock") is entitled to accrue quarterly dividends ranging from $.1875 to $.4375 per share, based upon the operating income (as defined) of The J.M. Ney Company ("Ney"), a wholly-owned subsidiary of the Company. Due to restrictions in the Company's debt covenants as discussed below, no dividends were declared on the Preferred Stock during the three months ended May 31, 1996, although they were earned at the rate of $.4375 per share.

Under the terms of the Company's 10 1/2% convertible subordinated debentures, the Company has been restricted from paying dividends on its capital stock since April 1993 and will continue to be restricted until such time as the Company's cumulative consolidated earnings, as defined, reach specified amounts.

Due to the above restriction, the Company anticipates that it will be precluded from paying the quarterly Preferred Stock dividend for the foreseeable future. Through the May 31, 1996, approximately $786,683 has been accrued for this arrearage (for further information concerning the Company's ability to pay dividends on or purchase or redeem its capital stock see the Liquidity and Capital Resources Section of Management's Discussion and Analysis of Results of Operations and Financial Condition and Part II, Item 3 below).

(5)     Earnings Per Share
        ------------------

Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding. Full diluted net income (loss) per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive. For the three month periods ended May 31, 1996 and 1995, the effect has been antidilutive.



Item 2:  Management's Discussion and Analysis of Results of
         Operations and Financial Condition


For the quarter ended May 31, 1996, the Company recorded net income applicable to common shares of $477,000 on revenues of $8,050,000, versus a net loss applicable to common shares of $367,000 on revenues of $7,199,000 for the quarter ended May 31, 1995. The current quarter's net income represents earnings per share of $0.25, versus the loss per share of $0.19 during the prior year's first quarter.

Net sales grew by 7.8% to $7,389,000 as a result of 54.8% increase in sales from the Electronics segment, which was partially offset by the absence of revenue from the Company's former Video Products segment. This segment is no longer consolidated in the Company's results due to the May 1995 sale of the common stock of Digital GraphiX, Incorporated (DGI) which reduced the Company's ownership of DGI to 19%. During the first two months of the prior fiscal year, DGI recorded $2,079,000 of sales which was included in the Company's consolidated statement of operations.

The Electronics division recorded sales of $6,033,000 during the current quarter which represents an increase in sales of 48.5% from the $4,063,000 of sales which were recorded during the first quarter of the prior fiscal year. The Ultrasonic Cleaning Products division of this segment recorded sales of $1,356,000 which was 72% more than the $788,000 of sales recorded during the quarter ended May 31, 1995. Gross margins for the Electronics segment improved from 28.4% of sales in the prior fiscal year to 37.0% in the current quarter due to improved absorption of fixed overhead in both divisions as a result of the increased volumes.

Investment and other income increased by 89.9% from $348,000 for the quarter ended May 31, 1995 to $661,000 during the current fiscal quarter. A $350,000 recovery in the market value of the common shares of Phoenix Shannon p.l.c., which had been purchased in November 1995 in connection with the sale of the net assets of the Company's former Dental division, contributed to the increase. Interest income from a note received from Phoenix Shannon, from the receivable from Phoenix Shannon related to the post closing purchase price adjustment, from restricted cash held in escrow also related to the Dental segment sale, and from the investment of excess cash in short term instruments all contributed to the increase in investment income. Securities gains from investments in financial institutions produced $104,000 of income during the quarter versus $223,000 of this source of investment income during last prior year's first quarter. Rental income increased approximately $37,000 over prior year due to income from entities no longer consolidated with the Company but which remain as tenants in the Company's building investment.

Selling general and administrative expenses during the current quarter were lower than those recorded in the prior year's first quarter by $320,000, or 15%, due to the absence of such expenses from DGI as a result of its no longer being consolidated into the Company's results. During the quarter ended May 31, 1995, such expenses for DGI were approximately $715,500. Without these expenses, selling, general and administrative expenses of $1,804,000 during the current quarter were 28% higher than those recorded in the prior year due to higher sales volume and to certain administrative expenses being absorbed by the Dental segment in the prior year's quarter.

Research and development costs were $303,000 lower in the current quarter than in the prior year's first quarter, but without the impact of DGI's expenses, these expenses were 8% higher than the prior year.

Interest expense for the quarter ended May 31, 1996 of $198,000 was 33.1% lower than the prior year's first quarter primarily due to the absence of short term revolving debt in the current year.

The Company recorded an income tax expense from continuing operations of $412,000 versus a tax benefit of $148,000 in the first quarter of fiscal 1996 as a result of the operating profits of $1,031,000. This was an improvement of nearly $1.5 million over the first quarter pre-tax loss from continuing operations of $467,000 in the prior fiscal year.

During the prior year's first quarter, the Company's former Dental segment produced an operating profit of $99,000, net of income taxes on sales of $10,418,000. The results have been reported as income from discontinued operations due to the sale of the net assets of this segment in the third quarter of the prior fiscal year.

The preferred dividend requirement of $142,000 during the current quarter was only marginally lower than the $147,000 recorded during the prior year's comparable quarter despite the redemption of 299,561 shares, or over 50% of the shares outstanding, during the prior fiscal year's fourth quarter. The operating income, as defined, of The J.M. Ney Company during the current quarter reached levels that caused the accrual of a participating dividend of $72,000 above the minimum required dividend. The prior year's dividend accrual reflects the defined minimum dividend based on the then outstanding shares of the preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1996, the Company's cash, short term investments and marketable securities totaled $7,775,000, a decrease of $150,000 from the February 29, 1996 balance. The effects of higher accounts receivable balances and the reduction of accounts payable more than offset the cash flow contributions of lower inventory levels.

During the quarter ended May 31, 1996, the Company entered into a new lease line of credit of $1.5 million of which $211,000 was utilized during the quarter. The Company anticipates to finalize a revolving line of credit during the second fiscal quarter to provide an additional source of liquidity and working capital financing.

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

The Indenture relating to the Company's 10.5% Convertible Subordinated Debentures contains covenants restricting the payment of dividends on or repurchases or redemptions of the Company's capital stock. As the result of preferred stock repurchases and losses incurred in recent years, the Company is currently prohibited by such covenants from making such payments on the Preferred Stock or the Common Stock. The Company will only be permitted to pay dividends on or redeem the Preferred Stock or the Common Stock to the extent by which cumulative consolidated net income (as defined) earned after May 31, 1996 exceeds $3,570,000.

PART II:   OTHER INFORMATION
- ----------------------------

Item 3:  Defaults Upon Senior Securities

        As discussed above in Note 4, Dividends, and in Management's Discussion and Analysis of Results of Operations and Financial Condition, the Company is not permitted to pay dividends on or repurchase or redeem any of its capital stock. As a result of this restriction, the Company was precluded from paying the Preferred Stock dividend earned for each of the four quarters in fiscal years 1994, 1995, and 1996 respectively, and is precluded from paying the Preferred Stock dividend earned for the quarter ended May 31, 1996. These dividends are ordinarily payable within 45 days after the end of the quarter. Therefore, while the quarterly fiscal 1994 through 1996 dividends are in arrears, the dividend for the quarter ended May 31, 1996, which was in the amount of $.4375 per share, will be in arrears on July 16, 1996. The aggregate arrearage for all dividends (including that payable on July 15, 1996) is approximately $786,683.

        As of October 16, 1994, the Company was in arrears for six consecutive quarters in the payment of the dividends on the Preferred Stock. The terms of the Preferred Stock provide that once the Company is in arrears on the payment of the dividends on the Preferred Stock for six consecutive quarters, the holders of the Preferred Stock, voting together as a class, are entitled to elect one additional director to the Company's Board of Directors at any annual meeting of shareholders or a special meeting held in place thereof, or at a special meeting of the holders of the Preferred Stock. If and when the dividends which are in arrears on the Preferred Stock shall have been paid or declared and set apart for payment, the rights of the holders of the Preferred Stock to elect such additional director shall cease (but always subject to the same provisions for the vesting of such voting rights in the case of any similar future arrearages in dividends), and the term of office of any person elected director by the holders of the Preferred Stock shall terminate. As of June 20, 1996, no special meeting of the preferred stockholders has been held or scheduled.


Item 6:  Exhibits and Reports on Form 8-K

        (a)    Exhibits required by Item 601 of Regulation S-K:

               Exhibit No.   Description
               ----------    -----------

               Exhibit 27    Financial Data Schedule Quarter Ended
                             May 31, 1996

               Exhibit 27.1 Restated Financial Data Schedule Quarter Ended May 31, 1995


        (b) No reports on Form 8-K were filed during the quarter ended May 31, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    ANDERSEN GROUP, INC.
                                    --------------------
                                      (Registrant)



                                    /s/Francis E. Baker
                                    -----------------------------
                                    Francis E. Baker
                                    President


                                    /s/Andrew M. O'Shea
                                    -----------------------------
                                    Andrew M. O'Shea
                                    Chief Financial Officer
                                    The J.M. Ney Company
                                    (Principal Financial Officer of the
                                    Registrant)

                                    June 20, 1996
                                    -----------------------------
                                    Date