Form 10-Q
period 1996-08-31
ANDERSEN GROUP INC
filed 1996-10-16
CIK 6383

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1996
                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-1460

                             ANDERSEN GROUP, INC.

  State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization               Identification No.)

            CONNECTICUT                           06-0659863

                             ANDERSEN GROUP, INC.
                Ney Industrial Park, Bloomfield, CT 06002-3690
                                (860) 242-0761

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 15, 1996.

Title                           Outstanding

Common Stock, no par value      Authorized 6,000,000 shares; Issued 1,958,478

                             ANDERSEN GROUP, INC.
                                  FORM 10-Q

                              TABLE OF CONTENTS


                                                                        Page No.


Part I - Financial Information

      Consolidated Balance Sheets
            August 31, 1996 and February 29, 1996                             2

      Consolidated Statements of Operations for the
            Three and Six Months Ended August 31, 1996 and 1995               3

      Consolidated Statements of Cash Flows for the
            Six Months Ended August 31, 1996 and 1995                         4

      Notes to Consolidated Financial Statements                              5

      Management's Discussion and Analysis of
            Results of Operations and Financial Condition                     6



Part II - Other Information

      Item 1 - Legal Proceedings                                              8

      Item 3 - Defaults Upon Senior Securities                                8

      Item 4 - Submission of Matters to a Vote of Security Holders            8

      Item 6 - Exhibits and Reports on Form 8-K                               9

      Signatures                                                             10

Part I.  Financial Information

Item 1.  Financial Statements


                             ANDERSEN GROUP, INC.
                         Consolidated Balance Sheets
                                (In thousands)

                                                      Aug. 31, 1996    Feb. 29, 1996
ASSETS                                                (unaudited)

Current assets:
    Cash and cash equivalents                               $2,908            $4,116
    Marketable securities                                    4,335             3,809
    Accounts and other receivables less
       allowances of $178 and $124                           3,901             4,337
    Inventories                                              7,082             8,612
    Prepaid expenses and other assets                          106                92
      Total current assets                                  18,332            20,966

 Property, plant and equipment                              17,298            16,770
 Accumulated depreciation                                  (8,303)           (7,654)
     Property, plant and equipment, net                      8,995             9,116

 Prepaid pension expense                                     4,151             4,027
 Investment in Digital GraphiX                               1,259             1,259
 Other assets                                                3,873             3,430

                                                           $36,610           $38,798

LIABILITIES,  REDEEMABLE  CONVERTIBLE
PREFERRED
  STOCK  AND COMMON AND OTHER STOCKHOLDERS'
EQUITY
Current liabilities:
    Accounts payable                                          $821            $2,923
    Short term debt                                            881             1,136
    Other current liabilities                                5,066             5,145

      Total current liabilities                              6,768             9,204

Long term debt, less current maturities                      7,657             7,349
Other liabilities                                            1,134             1,143
Deferred income taxes                                        2,114             2,197

Redeemable convertible preferred stock                       5,309             5,280

Stockholders' equity:
   Common stock                                              2,103             2,103
   Additional paid-in capital                                3,248             3,248
   Retained earnings                                         8,367             8,364
   Treasury stock                                             (90)              (90)
      Total stockholders' equity                            13,628            13,625

                                                           $36,610           $38,798

See accompanying notes to consolidated financial statements.

                             ANDERSEN GROUP, INC.
                    Consolidated Statements of Operations
                    (In thousands, except per share data)
                                 (unaudited)

                                       Three months ended         Six months ended
                                     Aug. 31,     Aug. 31,     Aug. 31,      Aug. 31,
                                         1996         1995         1996          1995

Sales and revenues:
  Net sales                            $5,944       $5,313      $13,333       $12,164
  Investment and other income (loss)    (402)          522          259           870
                                        5,542        5,835       13,592        13,034

Costs and expenses:
  Cost of sales                         3,936        3,515        8,592         8,097
  Selling, general and                  1,662        2,209        3,466         4,333
   administrative
  Research and development                364          278          725           942
  Interest expense                        203          290          401           586
                                        6,165        6,292       13,184        13,958
Income (loss) from continuing
 operations before income
 taxes                                  (623)        (457)          408         (924)
Income tax expense (benefit)            (249)        (179)          163         (327)
Income (loss) from continuing
 operations                             (374)        (278)          245         (597)
Income from discontinued
operations, net of income
 taxes                                      -          270            -           369
Net income (loss)                       (374)          (8)          245         (228)
  Preferred dividend requirement        (100)        (149)        (242)         (296)
Income (loss) applicable to
 common shares                         ($474)       ($157)           $3        ($524)

Earnings (loss) per common share:
  Continuing operations               ($0.25)      ($0.22)        $0.00       ($0.46)
  Discontinued operations                   -         0.14            -          0.19
  Income (loss) per common share      ($0.25)      ($0.08)        $0.00       ($0.27)


See accompanying notes to consolidated financial statements.

                             ANDERSEN GROUP, INC.
                    Consolidated Statements of Cash Flows
                                (In thousands)

                                                     Six months ended August 31,

                                                              1996          1995
                                                       (Unaudited)

Cash flows from operating activities:
Net income (loss)                                             $245        ($228)
Adjustments to reconcile net income (loss)
to net cash provided by (used for) operating
activities:
   Depreciation, amortization and accretion                    734           995
   Deferred income taxes                                      (83)             -
   Pension income                                            (124)          (72)
   Net gains from marketable securities                         92         (495)
   Purchases of marketable securities                      (1,124)       (1,659)
   Sales of marketable securities                              506         1,294

Changes in operating assets and liabilities:
   Accounts and notes receivable                               436         (795)
   Inventories                                               1,530       (1,578)
   Prepaid expenses and other assets                           (1)         (293)
   Accounts payable                                        (2,315)           119
   Accrued expenses and other long-term
    obligations                                               (88)           375

   Net cash used by operating activities                     (192)       (2,337)

Cash flows from investing activities:
   Purchase of property and equipment                        (797)         (323)
   Proceeds from sale of property, plant
    and equipment                                               25           237
   Investments in other assets                               (297)            63

   Net cash used for investing activities                  (1,069)          (23)

Cash flows from financing activities:
   Principal payments on long-term debt                      (157)         (107)
   Issuance of short term debt, net                             -          3,000
   Capitalized lease obligations incurred                      210         3,000

   Net cash provided by financing activities                    53         2,893
   Net increase (decrease) in cash and cash
    equivalents                                            (1,208)           533
   Cash and cash equivalents - beginning of
    period                                                   4,116         2,709

   Cash and cash equivalents - end of period                $2,908        $3,242

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

(2)   Inventories
      -----------

Inventories consisted of the following:


                                            (In thousands)
                                      August 31,      February 29,
                                          1996            1996

      Raw materials                   $  1,747        $  3,147
      Work in process                    2,924           3,413
      Finished goods                     3,757           3,398
                                         8,428           9,958
      LIFO Reserve                      (1,346)         (1,346)
                                      $  7,082        $  8,612


(3)   Income Taxes
      ------------

      Income tax expense (benefit) represents an estimate of the effective income tax rate for the current fiscal year.

(4)   Dividends
      ----------

      The Company's cumulative convertible preferred stock (the "Preferred Stock") is entitled to accrue quarterly dividends ranging from $.1875 to $.4375 per share, based upon the operating income (as defined) of The J.M. Ney Company ("Ney"), a wholly-owned subsidiary of the Company. Due to restrictions in the Company's debt covenants as discussed below, no dividends were declared on the Preferred Stock during the three or six month periods ended August 31, 1996, although they were accrued at rate of $0.2956 and $0.7331 per share, respectively.

      Under the terms of the Company's 10 1/2% convertible subordinated debentures, the Company has been restricted from paying dividends on its capital stock since April 1993 and will continue to be restricted until such time as the Company's cumulative consolidated earnings, as defined, reach specified amounts.

      Due to the above restriction, the Company anticipates that it will be precluded from paying the quarterly Preferred Stock dividend for the foreseeable future. Through August 31, 1996, approximately $872,247 has been accrued for this arrearage. (For further information concerning the Company's ability to pay dividends on or purchase or redeem its capital stock see the Liquidity and Capital Resources Section of Management's Discussion and Analysis of Results of Operations and Financial Condition and Part II, Item 3 below).

(5)   Earnings Per Share
      ------------------

      Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding. Fully diluted net income (loss) per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive. For the three and six month periods ended August 31, 1996 and 1995, the effect of such conversions has been antidilutive.

(6)   Contingencies
      -------------

      The Company is involved in litigation with one of its business partners in connection with the unauthorized transfer of shares underlying the Company's investment in a Russian telecommunications company. The Company is contesting this transfer and believes that this matter will not result in an impairment of the value of the investment, although there cannot be any assurances at this time.

     In addition, the Company's subsidiary, The J.M. Ney Company has been named a defendant in a lawsuit to the cleanup of a Superfund site. See discussion below in Part II, Item 1 -- Legal Proceedings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      During the three months ended August 31, 1996, the Company incurred a net loss of $374,000 on total revenues of $5,542,000. After accrued dividends and accretion on preferred stock, the net loss applicable to common shareholders was $474,000 or $0.25 per share. For the three months ended August 31, 1995, the Company recorded a net loss from continuing operations of $278,000 on revenues of $5,835,000. After including net income of $270,000 from the discontinued Dental operations and the preferred stock dividend requirement, the net loss during the prior year's second fiscal quarter was $157,000 or $0.08 per share.

      For the six months ended August 31, 1996, the Company recorded net income of $245,000 on total revenues of $13,592,000. After accrued dividends and accretion on preferred stock, the net income applicable to common shareholders was $3,000, or $0.00 per share. During the comparable six months of the prior fiscal year, the Company recorded a net loss from continuing operations of $597,000 on revenues of $13,034,000. During the prior fiscal year, the net loss applicable to common shareholders through the first six months was $524,000 or $0.27 per share, after reflecting net income of $369,000 from the discontinued dental operation and accrued dividends on preferred stock.

      Net sales during the three months ended August 31, 1996 increased by 11.9% over the comparable prior fiscal year period from $5,313,000 to $5,944,000. This revenue gain includes a 24.7% gain in the Electronics division due to sales growth in automotive and medical markets and to sales to the buyer of the Company's former Dental operations. Margins in these operations decreased slightly primarily due to changes in the product mix of sales.

      The Ultrasonics division experienced a decrease in sales of $396,000 from the prior year's second quarter due to a general slow down in the semiconductor market. Margin rates have improved from the prior year primarily due to cost reductions within the operations.

      Net sales for the six months ended August 31, 1996 totaled $13,333,000, a 9.6% increase from the $12,164,000 of net sales from continuing operations recorded in the prior fiscal year. When sales in the prior fiscal year from the Company's former Video Products segment which is no longer consolidated, are excluded from the prior year, current year sales are 32.3% higher than in the prior fiscal year's first six months. Net sales from the Electronics division have increased by 36.4%, or nearly $3 million, due to increases in all product categories, but in particular, screw machined parts for the dental implant and other industries, and revenues for fabrication services provided to the buyer of the Company's former Dental division. Net sales of the Ultrasonics Cleaning Equipment division rose 8.8% from prior year's levels.

      Investment and other income during the quarter resulted in a net loss of $402,000, versus income of $522,000 for the quarter ended August 31, 1996. Declines in the market value of the Company's investment in Phoenix Shannon, p.l.c. and Centennial Cellular of $750,000 and $60,000, respectively, offset net gains in the values of investments in certain financial institutions, income from short term investments and notes receivable, and rental revenues. In the prior fiscal year, gains of $280,000 from investments in financial institutions, nearly $154,000 of market value appreciation of the Centennial Cellular investment, a gain from the settlement of the escrow related to the sale of a cellular limited partnership investment and rental income contributed to the investment income total.

      For the six months ended August 31, 1996, net investment and other income totaled $259,000, versus $870,000 of such revenue which was recorded for the six months ended August 31, 1995. The declines in the market values of investments in Phoenix Shannon and Centennial Cellular as well as a lower amount of gains from investments in financial institutions contributed to the decline. Interest income from the increased liquidity and from a $1 million note receivable received from the prior year's sale of the Dental division, contributed to improve the current year results.

      Research and development expenses for the quarter ended August 31, 1996, totaled $364,000, versus $278,000 in the prior fiscal year. Year-to-date, $725,000 of such expenses were incurred versus $942,000 in the prior fiscal year's first six months. The year-to-date decline is attributable to research and development costs incurred by the Company's formerly consolidated Video Products segment prior to the date on which the Company's interest was diluted below consolidation.

      Selling, general and administrative expenses totaled $1,662,000 for the three months ended August 31, 1996, a decline of 24.8% from the $2,209,000 of such expenses from continuing operations recorded during the second quarter of the prior fiscal year. The decrease is due to cost reductions within the Ultrasonics Cleaning Equipment division, and to lower corporate legal costs. For the six months ended August 31, 1996, these expenses totaled $3,480,000, a 19.7% decrease from the six months ended August 31, 1995 due to the above reasons and to the absence of these costs in the current fiscal year as they relate to the former Video Products segment.

      Interest expense totaled $203,000 and $290,000 respectively for the three month period ended August 31, 1996 and 1995, respectively. For the six month periods then ended, interest expense was $401,000 and $586,000, respectively. The absence of borrowings under a revolving credit agreement and lower amounts of term indebtedness resulted in the lower current year's interest expense totals.

      Income tax benefits of $249,000 and $179,000 for the three month periods ended August 31, 1996 and 1995, respectively, reflect the impact of the recorded losses at estimated effective income tax rates. The six months income tax expense of $163,000 in the current fiscal year and the $327,000 benefit for the six months ended August 31, 1995 also reflect estimated provisions for the income tax effect of the results of operations for the periods then ended.

      For the three and six month periods ended August 31, 1995, the Company recorded net income after taxes relating to the discontinued Dental segment of $270,000 and $369,000 respectively. Sales from this segment totaled $9,705,000 and $20,123,000 for the three and six months, respectively.

      For the three and six months ended August 31, 1996, the Company recorded a preferred dividend requirement of $100,000 and $242,000, respectively, including $15,000 and $29,000 of accretion of the issuance discount. During the prior fiscal year, the preferred dividend requirement for the three and six month periods ended August 31, 1995 totaled $149,000, and $296,000, respectively, of which $38,000 and $75,000, related to discount accretion. Based upon earnings, as defined, the current year's three and six month results include the accrual of dividends at the rates of $0.2956 and $0.7331 per outstanding share of preferred stock, respectively. During the prior fiscal year, the minimum per share accrual of $.1875 per share was recorded in each of the first two fiscal quarters. Outstanding preferred shares during the current fiscal year are slightly less than half of those that had been outstanding in the prior fiscal year as a result of the January 1996 purchase of 299,561 shares pursuant to a tender offer.

LIQUIDITY AND CAPITAL RESOURCES

      At August 31, 1996, the Company's cash, short term investments and marketable securities totaled $7,243,000, which represents a decline of $682,000 from February 29, 1996, primarily due to the decline in values of the Phoenix Shannon and Centennial Cellular investments. Due to current market conditions for Phoenix Shannon common stock, the Company is evaluating the carrying values of its investment in this common stock and of a $1 million note receivable from Phoenix Shannon, which is included in Other Assets. Based upon our evaluations of matters underlying the market changes, we may take additional valuation allowances against these assets in future periods to the extent that there is a perceived impairment of the recoverability of these assets.

      During the quarter ended August 31, 1996, the Company's primary subsidiary, The J.M. Ney Company, received a commitment from a major commercial banking group to enter into a revolving credit facility that would include among other things, the ability to finance its precious metals inventory, and to borrow against eligible trade accounts receivable and inventory. As a result of a standby letter of credit that will be issued under this facility, the Company also expects to receive $500,000 of cash currently restricted pursuant to an escrow agreement and included in Other Assets. This facility is expected to be closed during the third fiscal quarter.

      The Company believes that, in addition to potential borrowings under this line and under available lease lines, funds from operations, sales of existing investments, the realization of certain assets not presently included among current assets and potential future refinancing will be sufficient to meet its anticipated working capital and debt service requirements for the foreseeable future.

      The Indenture relating to the Company's 10.5% Convertible Subordinated Debentures contains covenants restricting the payment of dividends on or repurchases or redemptions of the Company's capital stock. As the result of preferred stock repurchases and losses incurred in recent years, the Company is currently prohibited by such covenants from making such payments on the Preferred Stock or the Common Stock. The Company will only be permitted to pay dividends on or redeem the Preferred Stock or the Common Stock to the extent by which cumulative consolidated net income (as defined) earned after August 31, 1996 exceeds approximately $3,944,000.

Part II.  Other Information

Item 1.  Legal Proceedings

     In July, 1996, two lawsuits were filed in the United States District Court for the District of New Jersey, MORTON INTERNATIONAL, INC. V. A.E. STALEY MFG. CO. ET AL, and VELSICOL CHEMICAL CORP. V. A.E. STALEY MFG. CO. ET AL, in which Morton and Velsicol, assert a private right of action pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") against approximately 95 companies relating to the Ventron/Velsicol Superfund Site located in Wood Ridge and Carlstadt, New Jersey (the "Site"). The only claim of relevance for purposes of this report is that the defendants are alleged to have been "generators" of hazardous materials ultimately processed at the Site. Among this generator defendant group is the Company's subsidiary, The J.M. Ney Company ("Ney"). The suits, which duplicate each other in all material respects, purport to place the defendants on notice of Morton and Velsicol's respective claims for contribution of an unspecified share of the costs of remediation of contamination at this Site. Neither a plan for remediation at the Site nor the potential costs thereof have been determined by the United States Environmental Protection Agency or by the State of New Jersey's Department of Environmental Protection. Nor have Morton or Velsicol asserted any basis on which any of the defendants could determine the appropriate allocation of costs as between or among the defendant group, if liability to generator defendants ultimately is proven. Ney is in the process of evaluating this claim and its various defenses to it. Among other things, Ney has a reasonable basis to believe that Morton and Velsicol, as responsible parties for the operations of the Site, have joint and several liability for the costs eventually determined and incurred in connection with Site remediation. Proceedings in this litigation have not reached the stage of setting down a schedule for discovery, including exchange of information among the parties on the basis of which an evaluation of potential liability can be made. The Company is investigating whether any liability which may accrue at some future date may be subject to reimbursement in whole or in part from insurance proceeds. As of this date, the Company has no basis to conclude that the litigation may be material to the Company's financial condition or business.


Item 3.  Defaults Upon Senior Securities

      As discussed above in Note 4, Dividends, and in Management's Discussion and Analysis of Results of Operations and Financial Condition, the Company is not permitted to pay dividends on or repurchase or redeem any of its capital stock. As a result of this restriction, the Company was precluded from paying the Preferred Stock dividend earned for each of the four quarters in fiscal years 1994, 1995, and 1996 respectively, and is precluded from paying the Preferred Stock dividend earned for each of the two quarters ended August 31, 1996. These dividends are ordinarily payable within 45 days after the end of the quarter. Therefore, while the quarterly fiscal 1994 through May 31, 1996 dividends are in arrears, the dividend for the quarter ended August 31, 1996, which was in the amount of $.2956 per share, will be in arrears on October 16, 1996. The aggregate arrearage for all dividends (including that payable on October 15, 1996) is approximately $872,247.

      As of October 16, 1994, the Company was in arrears for six consecutive quarters in the payment of the dividends on the Preferred Stock. The terms of the Preferred Stock provide that once the Company is in arrears on the payment of the dividends on the Preferred Stock for six consecutive quarters, the holders of the Preferred Stock, voting together as a class, are entitled to elect one additional director to the Company's Board of Directors at any annual meeting of shareholders or a special meeting held in place thereof, or at a special meeting of the holders of the Preferred Stock. If and when the dividends which are in arrears on the Preferred Stock shall have been paid or declared and set apart for payment, the rights of the holders of the Preferred Stock to elect such additional director shall cease (but always subject to the same provisions for the vesting of such voting rights in the case of any similar future arrearages in dividends), and the term of office of any person elected director by the holders of the Preferred Stock shall terminate. As of October 15, 1996, no special meeting of the preferred stockholders has been held or scheduled.

Item 4.  Submission of Matters to a Vote of Security Holders

      (a)  Annual Meeting was held on June 17, 1996

      (b)  Election of Directors:

            Oliver R. Grace, Jr.
            Francis E. Baker
            Peter N. Bennett

            John S. Grace
            Louis A. Lubrano
            James J. Pinto

Item 6.  Exhibits and Reports on Form 8-K

1.  Exhibit 27 Financial Data Schedule.


No reports on Form 8-K were filed during the quarter ended August 31, 1996.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDERSEN GROUP, INC.

By: /s/ Francis E. Baker
   -----------------------------------
Francis E. Baker
President and Chief Executive Officer

Date:



By: /s/ Robert P. Belcher
   -----------------------------------
Robert P. Belcher
Treasurer and Chief Financial Officer

Date: