Form 10-Q
period 1996-11-30
ANDERSEN GROUP INC
filed 1997-01-14
CIK 6383

UNITED STATES

                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

                                                     FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996
                                                        OR

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 14, 1997.

Title                                                        Outstanding

Common Stock, no par value                                   Authorized
                                        6,000,000 shares; Issued 1,958,478

                                               ANDERSEN GROUP, INC.
                                                     FORM 10-Q

                                                 TABLE OF CONTENTS


                                                                        Page No.

Part I - Financial Information



         Consolidated Balance Sheets
                  November 30, 1996 and February 29, 1996                     3

         Consolidated Statements of Operations for the
                  Three and Nine Months Ended November 30, 1996 and 1995      4

         Consolidated Statements of Cash Flows for the
                  Nine Months Ended November 30, 1996 and 1995                5

         Notes to Consolidated Financial Statements                           6

         Management's Discussion and Analysis of
                  Results of Operations and Financial Condition               7



Part II - Other Information

         Item 1 - Legal Proceedings                                            9

         Item 3 - Defaults Upon Senior Securities                             10

         Item 6 - Exhibits and Reports on Form 8-K                            10

         Signatures                                                           11

Part I.  Financial Information

Item 1.  Financial Statements


                                               ANDERSEN GROUP, INC.
                                            Consolidated Balance Sheets
                                                  (In thousands)

                                                                       November 30,1996         February 29, 1996
ASSETS                                                                        (Unaudited)
Current assets:
 Cash and cash equivalents                                                        $ 2,475                   $ 4,116
 Marketable securities                                                              4,470                     3,809
 Accounts and other receivables less
  allowances of $199 and $124                                                       3,764                     4,337
 Inventories                                                                        7,518                     8,612
 Prepaid expenses and other assets                                                    769                        92
                                                                                  -------                   -------

   Total current assets                                                            18,996                    20,966
                                                                                  -------                   -------

 Property, plant and equipment, net                                                 8,972                     9,116
 Prepaid pension expense                                                            4,212                     4,027
 Investment in Digital GraphiX                                                      1,259                     1,259
 Other assets                                                                       2,347                     3,430
                                                                                  -------                   -------

                                                                                 $ 35,786                  $ 38,798
                                                                                 ========                  ========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
 STOCK AND COMMON AND OTHER STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                 $   941                   $ 2,923
 Current maturities of long term debt                                               1,208                     1,136
 Short term borrowing                                                               1,028                         -
 Other current liabilities                                                          4,630                     5,145
                                                                                 --------                   -------

   Total current liabilities                                                        7,807                     9,204
                                                                                 --------                   -------

Long term debt, less current maturities                                             6,986                     7,349
Other liabilities                                                                   1,129                     1,143
Deferred income taxes                                                               1,939                     2,197

Redeemable convertible preferred stock                                              5,324                     5,280
                                                                                 --------                   -------

Stockholders' equity:
 Common stock                                                                       2,103                     2,103
 Additional paid-in capital                                                         3,248                     3,248
 Retained earnings                                                                  7,340                     8,364
 Treasury stock                                                                       (90)                      (90)
                                                                                 --------                   -------

   Total stockholders' equity                                                      12,601                    13,625
                                                                                 --------                   -------

                                                                                 $ 35,786                  $ 38,798
                                                                                 ========                  ========

See accompanying notes to consolidated financial statements.

                                               ANDERSEN GROUP, INC.
                                       Consolidated Statements of Operations
                                       (In thousands, except per share data)
                                                    (unaudited)

                                              Three months ended                              Nine months ended
                                           November              November                 November                November
                                           30, 1996              30, 1995                 30, 1996                30, 1995

Sales and revenues:
 Net sales                                  $ 5,920              $ 5,379                  $19,253              $17,543
 Investment and other
  income (loss)                              (1,119)                 137                     (860)               1,007
                                            -------              -------                  -------              -------

                                              4,801                5,516                   18,393               18,550
                                            -------              -------                  -------              -------

Costs and expenses:
 Cost of sales                                3,860                3,411                   12,452               11,508
 Selling, general and
  administrative                              1,844                2,080                    5,310                6,413
 Research and development                       378                  314                    1,103                1,256
 Interest expense                               198                  298                      599                  884
                                            -------              -------                  -------              -------

                                              6,280                6,103                   19,464               20,061
                                            -------              -------                  -------              -------
Loss from
 continuing operations
 before income taxes                         (1,479)                (587)                  (1,071)              (1,511)
Income tax benefit                              538                  254                      375                  581
                                            --------             --------                 -------              -------

Loss from
 continuing operations                         (941)                (333)                    (696)                (930)
Income from discontinued
 operations,
 net of income taxes                              -                   44                        -                  413
Gain on sale of
 discontinued segment
 net of income taxes                              -                 3,740                       -                3,740
                                            -------              --------                 -------              -------
Net income (loss) Preferred dividend           (941)                3,451                    (696)               3,223
 requirement
                                               (100)                 (147)                   (328)                (443)
                                            -------              --------                 -------              -------




Income (loss) applicable
to common share                             ($1,041)               $3,304                 ($1,024)              $2,780
                                            =======               =======                 ======= ====          ======

Earnings (loss) per common share:
 Continuing operations                       ($0.53)               ($0.25)                 ($0.53)              ($0.71)
 Discontinued operations                          -                  1.96                       -                 2.15
                                            -------              --------                 -------              -------
 Income (loss) per common
 share                                       ($0.53)                $1.71                  ($0.53)               $1.44
                                            =======              ========                 ========             =======

See accompanying notes to consolidated financial statements.

                                               ANDERSEN GROUP, INC.
                                       Consolidated Statements of Cash Flows
                                                  (In thousands)
                                                    (unaudited)

                                                                              Nine months ended November 30,
                                                                                  1996                   1995

Cash flows from operating activities:
Net income (loss)                                                                   ($696)               $3,223
Adjustments to reconcile net income (loss)
to net cash provided by (used for) operating
activities:
   Depreciation, amortization and accretion                                         1,004                 1,561
   Gain on sale of Dental segment                                                       -                (3,740)
   Pension income                                                                    (185)                 (108)
   Net losses (gains) from marketable securities
    and investments                                                                 1,580                  (652)
   Purchases of marketable securities                                              (1,124)               (1,659)
   Sales of marketable securities                                                     437                 1,722
   Deferred income taxes                                                             (258)                 (219)

Changes in operating assets and liabilities:
   Accounts and notes receivable                                                      573                (1,820)
   Inventories                                                                      1,094                  (386)
   Prepaid expenses and other assets                                                 (878)                  (54)
   Accounts payable                                                                (2,266)                 (263)
   Accrued expenses and other long-term
    obligations                                                                      (529)                  137
                                                                                  --------              -------

   Net cash used for operating activities                                          (1,248)               (2,258)
                                                                                  -------               -------

Cash flows from investing activities:
   Purchases of property and equipment                                             (1,053)                 (860)
   Proceeds from sale of property, plant
    and equipment                                                                      28                   256
   Investments in other assets                                                       (105)                 (773)
   Proceeds from sale of Dental segment                                                 -                15,048
                                                                                  -------                ------

   Net cash (used for) provided by investing
    activities                                                                     (1,130)               13,671
                                                                                  -------                ------

Cash flows from financing activities:
   Principal payments on long-term debt                                              (698)                 (348)
   Issuance (repayment) of short term debt, net                                     1,028                (3,200)
   Capitalized lease obligations incurred                                             407                     -
                                                                                  -------               -------

   Net cash provided by (used for) financing
    activities                                                                        737                (3,548)
                                                                                  -------               -------
   Net increase (decrease) in cash and cash
    equivalents                                                                    (1,641)                7,865
   Cash and cash equivalents - beginning of
    period                                                                          4,116                 2,709
                                                                                  -------               -------

   Cash and cash equivalents - end of period                                      $ 2,475               $10,574
                                                                                  =======               =======

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

(2)      Inventories

Inventories consisted of the following:

                                                                       (In thousands)
                                                        November 30,           February 29,
                                                            1996                   1996
         Raw materials                                  $  1,555               $  3,147
         Work in process                                    4,362                  3,413
         Finished goods                                     2,947                  3,398
                                                        ---------              ---------
                                                            8,864                  9,958
         LIFO Reserve                                      (1,346)                (1,346)
                                                        ---------              ---------
                                                        $  7,518               $  8,612
                                                        ========               ========

(3)      Income Taxes

         Income tax (expense) benefit represents an estimate of the effective income tax rate for the current fiscal year.

(4)      Dividends

         The Company's cumulative convertible preferred stock (the "Preferred Stock") is entitled to accrue quarterly dividends ranging from $.1875 to $.4375 per share, based upon the operating income (as defined) of The J.M. Ney Company ("Ney"), a wholly-owned subsidiary of the Company. Due to restrictions in the Company's debt covenants as discussed below, no dividends were declared on the Preferred Stock during the three or nine month periods ended November 30, 1996, although they were accrued at the rate of $0.2491 and $0.9822 per share, respectively.

         Under the terms of the Indenture applicable to the Company's 10 1/2% Convertible Subordinated Debentures, the Company has been restricted from paying dividends on its capital stock since April 1993 and the Company anticipates that it will be precluded from paying the quarterly Preferred Stock dividend for the foreseeable future. Through November 30, 1996, approximately $944,357 has been accrued for this arrearage. (For further information concerning the Company's ability to pay dividends on or purchase or redeem its capital stock see the Liquidity and Capital Resources Section of Management's Discussion and Analysis of Results of Operations and Financial Condition and Part II, Item 3--Defaults Upon Senior Securities, below).

(5)      Earnings Per Share

         Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding. Fully diluted net income (loss) per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive. For the three and nine month periods ended November 30, 1996 and 1995, the effect of such conversions has been antidilutive.

(6)      Contingencies

         Ney is contingently liable under a $500,000 standby letter of credit issued by its primary lending bank. This letter of credit, which names Phoenix Shannon, p.l.c., the buyer of the Company's former Dental segment, as the beneficiary, will enable the release of funds which have been escrowed pursuant to the Asset Purchase Agreement.

         The Company is involved in litigation with one of its business partners in connection with the unauthorized transfer of shares underlying the Company's investment in a Russian telecommunications company. The Company is contesting this transfer and believes that this matter will not result in an impairment of the value of the investment, although there cannot be any assurances at this time. At November 30, 1996, the carrying value of this investment was recorded at $746,000.

         As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996, the Company's subsidiary, The J.M. Ney Company, has been named a defendant in a lawsuit to cleanup a Superfund site. See the discussion below in Part II, Item 1-- Legal Proceedings for further information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         REVENUES
         Revenues declined 13.0% and 0.8% for the three and nine months ended November 30, 1996, respectively, as compared to the same periods in the prior year. These declines are comprised of increases in net sales of 10.1% and 9.7%, respectively, for the three and nine month periods, and net investment losses of $1,119,000 and $860,000, respectively, for the three and nine month periods as compared to investment gains and income of $137,000 and $1,007,000 in the same periods of the prior fiscal year.

         Sales growth during the three months ended November 30, 1996 in the automotive and medical markets and sales to the Company's former Dental subsidiary were only partially offset by sales declines for ultrasonic cleaning products, due to a softening in the semi-conductor industry. The prior year's nine month sales include approximately $2,079,000 of sales from the Company's formerly consolidated Video Products segment which is no longer consolidated as a result of a dilution of ownership pursuant to a stock offering that became effective in May 1995.

         Investment losses for the three and nine months ended November 30, 1996 were primarily the result of market declines in the value of the common stock of Phoenix Shannon, p.l.c., the buyer of the Company's former Dental segment, and management's decision to write to zero both the common stock and a $1,000,000 note receivable from Phoenix Shannon which had been received as part of the consideration of the sale of the Dental segment. Investment losses associated with Phoenix Shannon totaled $1,775,000 and $2,175,000 during the three and nine month periods, respectively. The decision to write down the Phoenix Shannon investments to zero was made based upon factors including operating losses, deferrals of required interest payments on senior convertible notes and market conditions for Phoenix Shannon's publicly traded securities. Gains associated with investments in common stock, primarily in certain financial institutions, rental income and interest earned on short term investments and other notes receivable provided the balance of the investment income.

         COST OF SALES
         Cost of sales increased by 13.2% and 8.2% for the three and nine month periods ended November 30, 1996 as compared to the same periods in the prior fiscal year. The increase reflects a decline in gross margins during the three month period from 36.6% to 34.8%, while nine month margins improved from 34.4% to 35.3%.

         Sales of fabrication services sold to the Company's former Dental segment at lower than average margins, increased low margin tooling sales and lower margins in the ultrasonic cleaning equipment operations due to unabsorbed costs because of lower volumes, all contributed to the margin decline for the three month period. Increased sales volume, particularly in the automotive and medical markets, and improved operating efficiencies within the Ultrasonics Cleaning Equipment Division have contributed to help produce the margin improvement for the nine month period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
         Selling, general and administrative expenses for the three and nine month periods ended November 30, 1996 were 11.3% and 17.2% lower, respectively, as compared with the same periods in the prior fiscal year. The decrease represents the net of increased variable expenses associated with sales and activity growth, and lower legal costs and other costs due to the prior year settlement of a suit brought against a former subsidiary of the Company.

         RESEARCH AND DEVELOPMENT EXPENSES
         Research and development expenses for the three months ended November 30, 1996 increased by 20.4% over the comparable period in the prior fiscal year, and decreased by 12.2% for the nine months ended November 30, 1996 over the comparable period in the prior fiscal year. These costs as a percentage of sales were 6.4% and 5.7% respectively for the three and nine months ended November 30, 1996 as compared with 5.8% and 7.2% of sales for the three and nine months ended November 30, 1995.

         INTEREST EXPENSE
         Interest expense for the three and nine months ended November 30, 1996 declined 33.6% and 32.2% respectively from the comparable periods in the prior fiscal year. Lower short term borrowings in the current year due to liquidity provided from the sale of the Dental segment in November 1995, and principal payments on certain long term obligations, have resulted in the lower financing costs.

         INCOME TAX BENEFIT
         For the three and nine months ended November 30, 1996, income tax benefits of $538,000 and $375,000 respectively have been accrued based upon estimated effective income tax rates. This compares to income tax benefits of $254,000 and $581,000, respectively, for the comparable three and nine month periods in the prior fiscal year.

         DISCONTINUED OPERATIONS
         At the end of the third quarter of the prior fiscal year, the Company sold its Dental segment and recognized a gain of $3,740,000, net of income taxes. For the three and nine months ended November 30, 1995, these discontinued operations earned $44,000 and $413,000, respectively, net of taxes.

         PREFERRED DIVIDEND REQUIREMENT
         The preferred dividend requirement, including the amortization of the issuance discount, for the three and nine months ended November 30, 1996 totaled $100,000 and $328,000, respectively. This compares with $147,000 and $443,000 of such requirement for the comparable three and nine month periods in the prior fiscal year. The decrease is due to there being approximately one-half the number of preferred shares outstanding in the current year, netted by an increase in the per share dividend due to the improved operating results of The
J. M. Ney Company.

         LIQUIDITY AND CAPITAL RESOURCES
         Cash and short term investments decreased by $980,000 during the nine month period ended November 30, 1996 to $6,945,000. Due to a reclassification of escrowed cash from other assets to short term investments based on anticipated collection, the decrease from February 29, 1996 is approximately $1,530,000. Approximately $640,000 of this decline is the result of net unrealized losses on short term investments which is represented by the loss on the Phoenix Shannon stock net of gains on other common stock investments.

         During the third quarter, the Company secured the consent of a majority of the non-affiliated holders of its outstanding 10 1/2% Convertible Subordinated Debentures and one of its Senior Lenders, and reached agreement with another Senior Lender to permit the Company to use up to $6.0 million to repurchase shares of the Company's Capital Stock (the "Capital Stock Purchase Program"). The first phase of the Capital Stock Purchase Program will be centered around repurchases of the Company's Series A cumulative Convertible Preferred Stock, of which there were 289,475 shares outstanding on November 30, 1996.

         In order to obtain the Consent of the Senior Lenders, during the third quarter the Company made an additional principal payment of approximately $244,000 to one Senior Lender, and in December 1996, paid off the remaining balance outstanding of approximately $465,800 to another Senior Lender.

         Also during the quarter ended November 30, 1996, The J. M. Ney Company, the Company's primary subsidiary closed on a $6,000,000 Revolving Credit and Deferred Payment Sales Agreement with two banks under which it can borrow funds or acquire precious metals on a deferred payment basis based on defined advance rates. At November 30, 1996, Ney had outstanding borrowings under this line valued at $1,028,000. Additionally, a $500,000 standby letter of credit has been issued which will enable the release of certain escrowed funds relating to the sale of the Company's former Dental segment.

         The Company believes that, in addition to the potential borrowings under the Ney Revolving Credit and Deferred Payment Sales Agreement and under available lease lines, funds from operations, sales of existing investments, the realization of certain assets not presently included among current assets and potential future refinancings will be sufficient to meet its anticipated working capital and debt service requirements for the foreseeable future.

         The Indenture relating to the Company's 10 1/2% Convertible Subordinated Debentures contains covenants restricting the payment of dividends on or repurchases or redemptions of the Company's capital stock. As the result of preferred stock repurchases and losses incurred in recent years, the Company is currently prohibited by such covenants (except as provided by the Capital Stock Purchase Program discussed above) from making such payments on the Preferred Stock or the Common Stock until such time as the sum of (i) the aggregate cumulative consolidated net income; (ii) the aggregate net cash proceeds received by the Company from sales of shares of its capital stock for cash; and (iii) the aggregate net cash proceeds received by the Company from sales of indebtedness of the Company convertible into stock of the Company, to the extent such stock has been converted into stock of the Company (collectively, the "Consolidated Net Income"), exceeds the sum of the aggregate amount of all dividends declared and all such other payments and distributions on account of the purchase, redemption or other retirement of any shares of stock of the Company (collectively, the "Distributions"). As of November 30, 1996 the Distributions exceed the Consolidated Net Income by approximately $4,885,000.

         Part II.  Other Information

Item 1.  Legal Proceedings

         As previously reported in the Company's Quarterly Report on Form 10-Q for the Quarter ended August 31, 1996, two lawsuits were filed in the United States District Court for the District of New Jersey, MORTON INTERNATIONAL, INC.
V. A.E. STALEY MFG. CO. ET AL, and VELSICOL CHEMICAL CORP. V. A.E. STALEY MFG. CO. ET AL, in which Morton and Velsicol, assert a private right of action pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") against approximately 95 companies relating to the Ventron/Velsicol Superfund Site located in Wood Ridge and Carlstadt, New Jersey (the "Site"). On December 31, 1996, Morton and Velsicol filed a First Amended Complaint, alleging an alternative basis for liability under the Resource Conservation and Recovery Act ("RCRA"). The only claim of relevance for purposes of this report is that the defendants are alleged to have been "generators" of hazardous or solid waste materials ultimately processed at the Site. Among this generator defendant group is the Company's subsidiary, The J.M. Ney Company ("Ney"). The suits, which duplicate each other in all material respects, purport to place the defendants on notice of Morton and Velsicol's respective claims for contribution of an unspecified share of the costs of remediation of contamination at this Site. Neither a plan for remediation at the Site nor the potential costs thereof have been determined by the United States Environmental Protection Agency or by the State of New Jersey's Department of Environmental Protection. On January 3, 1997, The defendants, including Ney, filed a Motion to Dismiss both Morton's and Velsicol's Complaints based upon the statue of limitations and the New Jersey doctrine of entire controversy. The Company continues to investigate whether any liability which may accrue at some future date may be subject to reimbursement in whole or in part from insurance proceeds. As of this date, the Company has no basis to conclude that the litigation may be material to the Company's financial condition or business.

Item 3.  Defaults Upon Senior Securities

         As discussed above in Note 4, Dividends, and in Management's Discussion and Analysis of Results of Operations and Financial Condition, the Company is not permitted to pay dividends on any of its capital stock. As a result of this restriction, the Company was precluded from paying the Preferred Stock dividends earned for each of the four quarters in fiscal years 1994, 1995, and 1996 respectively, and is precluded from paying the Preferred Stock dividends earned for each of the three quarters ended November 30, 1996. These dividends are ordinarily payable within 45 days after the end of the quarter. Therefore, while the quarterly fiscal 1994 through August 31, 1996 dividends are in arrears, the dividend for the quarter ended November 30, 1996, which was in the amount of $.2491 per share, will be in arrears on January 15, 1997. The aggregate arrearage for all dividends (including that payable on January 15, 1997) is $944,357.

         As of October 16, 1994, the Company was in arrears for six consecutive quarters in the payment of the dividends on the Preferred Stock. The terms of the Preferred Stock provide that once the Company is in arrears on the payment of the dividends on the Preferred Stock for six consecutive quarters, the holders of the Preferred Stock, voting together as a class, are entitled to elect one additional director to the Company's Board of Directors at any annual meeting of shareholders or a special meeting held in place thereof, or at a special meeting of the holders of the Preferred Stock. If and when the dividends which are in arrears on the Preferred Stock shall have been paid or declared and set apart for payment, the rights of the holders of the Preferred Stock to elect such additional director shall cease (but always subject to the same provisions for the vesting of such voting rights in the case of any similar future arrearages in dividends), and the term of office of any person elected director by the holders of the Preferred Stock shall terminate. As of January 14, 1997, no special meeting of the preferred stockholders has been held or scheduled.

Item 6.  Exhibits and Reports on Form 8-K

1.  Exhibit 27 Financial Data Schedule.

No reports on Form 8-K were filed during the quarter ended November 30, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDERSEN GROUP, INC.

By:      /s/ Francis E. Baker
         Francis E. Baker
         President and Chief Executive Officer

Date:    January 14, 1997



By:      /s/ Robert P. Belcher
         Robert P. Belcher
         Treasurer and Chief Financial Officer

Date:    January 14, 1997