Form 10-Q/A
period 1996-11-30
ANDERSEN GROUP INC
filed 1997-05-01
CIK 6383

                                                   UNITED STATES

                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

                                                     FORM 10-Q/A

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

Amendment No.1 to the Quarterly Report on Form 10-Q, for the quarter ended November 30, 1996, is filed for the purpose of amending the Consolidated Statements of Operations contained in Part I - Financial Information, Item 1 Financial Statements. The Preferred dividend requirement for the three months ended November 30, 1996 should have been $86,000, not $100,000 as previously reported. Accordingly, the amount of the Company's loss applicable to common shares for the three months ended November 30,1996 should have been $1,027,000. There are no changes to the results of operations for the nine month period ended November 30, 1996 as originally reported. In addition, the discussion concerning the Preferred Dividend Requirement contained in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, has also been amended to reflect the above referenced change regarding the amount of the Preferred dividend requirement for the three months ended November 30, 1996.

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

                                               ANDERSEN GROUP, INC.
                                       Consolidated Statements of Operations
                                       (In thousands, except per share data)
                                                    (unaudited)


                                              Three months ended                              Nine months ended
                                           November              November                 November                November
                                           30, 1996              30, 1995                 30, 1996                30, 1995

Sales and revenues:
 Net sales                                  $ 5,920              $ 5,379                  $19,253              $17,543
 Investment and other
  income (loss)                              (1,119)                 137                     (860)               1,007
                                            -------              -------                  -------              -------

                                              4,801                5,516                   18,393               18,550
                                            -------              -------                  -------              -------

Costs and expenses:
 Cost of sales                                3,860                3,411                   12,452               11,508
 Selling, general and
  administrative                              1,844                2,080                    5,310                6,413
 Research and development                       378                  314                    1,103                1,256
 Interest expense                               198                  298                      599                  884
                                            -------              -------                  -------              -------

                                              6,280                6,103                   19,464               20,061
                                            -------              -------                  -------              -------
Loss from
 continuing operations
 before income taxes                         (1,479)                (587)                  (1,071)              (1,511)
Income tax benefit                              538                  254                      375                  581
                                            --------             --------                 -------              -------

Loss from
 continuing operations                         (941)                (333)                    (696)                (930)
Income from discontinued
 operations,
 net of income taxes                              -                   44                        -                  413
Gain on sale of
 discontinued segment
 net of income taxes                              -                 3,740                       -                3,740
                                            -------              --------                 -------              -------
Net income (loss) Preferred dividend           (941)                3,451                    (696)               3,223
 requirement
                                                (86)                 (147)                   (328)                (443)
                                            -------              --------                 -------              -------
Income (loss) applicable
to common share                             ($1,027)               $3,304                 ($1,024)              $2,780
                                            =======               =======                 =======              ======

Earnings (loss) per common share:
 Continuing operations                       ($0.53)               ($0.25)                 ($0.53)              ($0.71)
 Discontinued operations                          -                  1.96                       -                 2.15
                                            -------              --------                 -------              -------
 Income (loss) per common
 share                                       ($0.53)                $1.71                  ($0.53)               $1.44
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

         PREFERRED DIVIDEND REQUIREMENT
         The preferred dividend requirement, including the amortization of the issuance discount, for the three and nine months ended November 30, 1996 totaled $86,000 and $328,000, respectively. This compares with $147,000 and $443,000 of such requirement for the comparable three and nine month periods in the prior fiscal year. The decrease is due to there being approximately one-half the number of preferred shares outstanding in the current year, netted by an increase in the per share dividend due to the improved operating results of The
J. M. Ney Company.

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

Date:    May 1, 1997