Form 10-K
period 1997-02-28
ANDERSEN GROUP INC
filed 1997-05-29
CIK 6383

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                                     FORM 10-K

         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
                 REQUIRED]

                 For the fiscal year ended February 28, 1997 or

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

                                  Connecticut
06-0659863
           (State or other jurisdiction of incorporation or organization) (I.R.S Employer Identification No.)

             1280 Blue Hills Avenue, Bloomfield, Connecticut 06002-1374
                      (Address of principal executive offices)
(Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of the Common Stock on May 9, 1997, as reported on the NASDAQ National Market System, was approximately $5,310,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 9, 1997, there were 1,934,478 shares of Common Stock, without par value, outstanding.
                                       DOCUMENTS INCORPORATED BY REFERENCE:
                               Parts I and III: Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting
                               of   Shareholders   The  exhibit  index  is
                               located on page E-1

                                                      PART I

ITEM 1.     BUSINESS.

1 (a) Introduction. (i) General. Andersen Group, Inc., referred to herein as the "Company" or the "Registrant", was incorporated under the laws of the State of Connecticut in 1951.

The Company has historically made investments in companies that operated in several highly diverse segments, and which required extensive management participation in operation and restructure. These segments have included dental distribution and manufacture, electronics manufacturing and supply businesses, ultrasonic cleaning equipment, communications electronics, medical products and services and video products.

Since 1991 the  Registrant's  primary  investment has been The J. M. Ney Company
(Ney) which operated in two industry segments: Electronics, consisting of Ney's electronics and ultrasonics divisions, and Dental. In November 1995, Ney sold the assets and certain liabilities of the Dental segment. In 1997 the ultrasonics division of Ney was classified as a separate industry segment
(Ultrasonic Cleaning Equipment). In addition to the investment in Ney, since April 1993, the Registrant held an investment in Digital GraphiX, Incorporated
(DGI), a video graphics company. As discussed in more detail below, under the heading "Other Investments", DGI sold substantially all of its assets in April 1997 and is currently in the process of winding up its affairs.

As part of a strategic reorganization of the Company, effective June 1, 1997 Oliver R. Grace, Jr., the Company's Chairman, will become President and Francis
E. Baker, the Company's President, will become Chairman. It is anticipated that the Company's principal executive offices will be relocated to New York, New York, and that the Company will increasingly make minority, non-controlling investments in operating companies.

1 (b) Industry Segment Information. Financial information regarding the Company's industry segments is contained in Note 16 to the Registrant's Consolidated Financial Statements for the fiscal year ended February 28, 1997 contained in Item 8 herein.

1 (c) Narrative Description of Business. During the fiscal year ended February 28, 1997, the Registrant held investments in companies that operated in two business segments, Electronics and Ultrasonics. In addition, the Registrant held interests in a video graphics company and in a company with plans to develop data transmission networks throughout the Commonwealth of Independent States. The Company also holds a portfolio of marketable securities comprised primarily of the common stock of certain financial institutions.

Electronic Segment

The Electronics segment, which consists of the operations of Ney, is a full-service, precious metal and parts supplier to automotive, medical, industrial electronics, military and semi-conductor manufacturers. The fully integrated approach of Ney includes fabrication and manufacture of its precious metal alloys, as well as design, engineering and metallurgical support. The fabrication capabilities include stamping, wire drawing, rolling from ingot to foil, precision turning, injection and insert molding, and refining.

Ney specializes in the engineering and manufacturing of precious metal alloy contacts and contact assemblies aimed at low amperage applications. Electrical contacts made of precious metals, including gold, platinum, palladium and silver, are considered extremely dependable as the materials are inert and highly resistant to corrosion and wear. In developing a finished contact or assembly, Ney's technical staff works closely with customers, typically on an engineer-to-engineer level, in order to design a product that meets all of the metallurgical, electronic, dynamic and other performance specifications required for the customer's applications. Ney designs and builds the necessary molds and tools as well as designs and manufactures the end product. By controlling the total process Ney has a competitive advantage over other companies in technology, cost and response time. Ney has attained ISO 9001 certification for the manufacture of its products as well as approval by the Japanese Industrial Standards (JIS) and the United States Food and Drug Administration. In addition, QS9000 certification was received in May, 1997.

In connection with the sale of the assets and liabilities of the Company's Dental segment in November, 1995, Ney entered into a three year manufacturing agreement to alloy and fabricate precious metals for Ney Dental International, Inc. (NDI), the purchaser of Ney's dental business. As part of this agreement, the Company agreed, for a ten-year period, not to sell alloys, equipment or merchandise into the dental market that NDI serves. The Company is, however, permitted to continue producing, selling and marketing precious metal copings and other machined and molded parts and material for use in the dental implant industry.

Ney's business has limited direct competition with regard to the manufacture of low amperage precious contacts and contact assemblies due to the inherent risks, which accompany the engineering and manufacture of precious metals (i.e., high start-up and inventory costs, theft, etc.). While some competitors offer similar products, the Company believes that these operations lack the vertical integration to compete across the entire spectrum of products. Ney faces indirect competition from companies such as Engelhard Corporation and Johnson Matthey, Inc., which have significantly greater resources and which are involved in higher volume production of more standard precious metal alloys.

Ney sells to more than 800 customers, with approximately 85% of its sales being made to customers in the United States. Ney's sales are made domestically through both field sales and manufacturers' representatives located in key geographic markets. Internationally, Ney sells through manufacturers' representatives, independent distributors and original equipment manufacturers.

No customer in the Electronics segment accounted for more than 10% of the Registrant's consolidated sales in fiscal 1997.

Ultrasonics Segment

The Ultrasonics segment, which consists of Ney's majority owned subsidiary, Ney Ultrasonics Inc. (Ney Ultrasonics), has focused on working with high-end electronic, semi-conductor, disk-drive, medical and aerospace customers to provide the advanced capabilities of patented ultrasonic cleaning technology and to increase its market penetration. Ney Ultrasonics' products have become the preferred choice in ultrasonics for numerous OEM system integrators and fabricators.

Ney's EnviroSONIK(TM) and Torrent(TM) cleaning systems continue to replace equipment and processes that use ozone-depleting chemicals which are being phased out under mandates of provisions in the Clean Air Act of 1990. Ney Ultrasonics is the exclusive licensee, pursuant to a license agreement, of the patented ultrasonic technology used in its products. These products are capable of cavitating some of the newer replacement chemistries and also incorporate technologies that eliminate damage to microminiature components typically caused by ultrasonic equipment produced by other manufacturers.

Ney Ultrasonics competes with a number of national and regional companies on the basis of cleaning performance, price and delivery. Ney Ultrasonic's generators carry a three-year general warranty which is not generally offered by its competitors.

No customers in the Ultrasonics segment accounted for more than 10% of the Registrant's consolidated sales in fiscal 1997.

Other Investments

During fiscal 1997 the Company increased its interest in DGI, a video graphics company, by acquiring additional Common Stock, and by converting a note from DGI into shares of DGI's Series A Preferred Stock. DGI was formerly wholly owned and comprised the Company's Video Products segment from April 1993 to May 2, 1995. In April 1997 DGI sold substantially all of its assets and received the approval of its shareholders to liquidate. Also in April 1997, as part of the plan of liquidation, DGI redeemed the shares of its Series A Preferred Stock held by the Company. The liquidation will occur during fiscal 1998 and be completed by
February 1998. For further information on the Registrant's investment in DGI, see Note 17 to the Company's Consolidated Financial Statements for the fiscal year ended February 28, 1997 contained in Item 8 herein, and Certain Relationships and Related Transactions in Item 13.

The Company also holds an investment in Treglos Investments, LTD, a joint venture which is investing in a Russian telecommunications company that has agreements to develop a data transmission network throughout the Commonwealth of Independent States. The joint venture owns approximately 6% of the Institute for Automated Systems. Among the joint venture partners are the Company's Chairman and another Director. See Note 17 to the Company's Consolidated Financial Statements for the fiscal year ended February 28, 1997 contained in Item 8 herein, and Certain Relationships and Related Transactions in Item 13.

Research and Development

During fiscal years 1997, 1996, and 1995, research and development expenditures totaled approximately $1,472,000, $1,683,000 and $2,587,000, respectively.

Sources and Availability of Raw Materials and  Components

The Company purchases its raw materials, including precious metals, and the components used in the manufacture of its products from a number of domestic suppliers, and generally is not dependent upon any single supplier. The Company believes that its sources of supply are adequate for its continuing needs.

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

Employees

As of April 30, 1997, the Registrant, including all subsidiaries, had 193 full-time employees and 1 part-time employee. None of these employees are represented by a labor union, and the Registrant is not aware of any organizing activities. Neither the Registrant nor any of its subsidiaries has experienced any significant work stoppage due to any labor problems. The Registrant considers its employee relations to be satisfactory.

Executive Officers of the Registrant

The Executive Officers of the Company and certain significant employees of its subsidiaries are as follows:

                                                                                                         Officer
             Name                 Age                             Position                                Since
------------------------------- -------- ----------------------------------------------------------- -----------------
Oliver R. Grace, Jr.              43     Chairman                                                          1990
Francis E. Baker                  67     President and Secretary                                           1959
Robert P. Belcher                 48     Treasurer and Chief Financial Officer                             1996
Bernard F. Travers, III           39     Assistant Secretary                                               1993
Ronald N. Cerny                   45     President, The J.M. Ney Company                                   1993
Andrew M. O'Shea                  38     Treasurer and Chief Financial Officer,
                                              The J.M. Ney Company                                         1995
Eugene Phaneuf                    50     Vice President - Operations,
                                              The J.M. Ney Company                                         1995
------------------------------- -------- ----------------------------------------------------------- -----------------

Except as set forth below, all of the officers and significant employees of its subsidiaries have been associated with the Company in their present positions for more than the past five years. None of the executive officers of the Company are related to any of the Directors.

Mr. Grace, Jr. has been a Director of the Company since 1986 and Chairman since March 29, 1990. Mr. Grace, Jr. has also been President of AG Investors, Inc., one of the Company's subsidiaries, since 1992. Mr. Grace, Jr. is a General Partner of The Anglo American Security Fund L.P. Mr. Grace, Jr., the Company's Chairman, is the brother of John S. Grace, a member of the Company's Board of Directors. Effective June 1, 1997, Oliver R. Grace, Jr. will become President of the Company and Mr. Baker will become Chairman.

Mr. Baker has been a Director of the Company and President of the Company since 1959. In May 1997, Mr. Baker became Secretary of the Company. Effective June 1, 1997, Mr. Baker will become Chairman and Secretary of the Company.

Mr. Belcher joined the Company in August 1996 as Treasurer and Chief Financial Officer. From December 1996 to May 1997, Mr. Belcher was also the Company's Secretary. From July 1994 to July 1996 Mr. Belcher was a Principal at the management firm of Booz-Allen & Hamilton, Inc. From 1988 to 1994 Mr. Belcher was the Executive Vice-President of Trinity Capital Corporation, a venture capital/investment company.

Mr. Travers, III joined the Company in 1983. He was promoted to Assistant Secretary in June 1993. From 1990 through the present he has also served as the Company's Director of Law and Taxation. Mr. Travers is an attorney and a Certified Public Accountant.

Mr. Cerny has served as president of Ney since November 16, 1995. From April 1993 to November 1995, Mr. Cerny was the General Manager of Ney's Electronics Division. From 1988 until joining Ney, Mr. Cerny served as Director of Operations (1990-1993) and Director of Sales & Marketing (1988 to 1990) for the Materials Technology Division of Johnson Matthey, Inc., a precious metals fabricator.

Mr. O'Shea joined the Company in December 1995 as Treasurer and Chief Financial Officer of Ney. From 1994 until joining the Company, Mr. O'Shea was Vice-President of Finance and Administration for the WorldCrisa Corporation. From 1990 to 1994, Mr. O'Shea worked for Buxton Co. in various financial management capacities, including Vice-President, Finance and Administration. Mr. O'Shea is a Certified Public Accountant

Mr. Phaneuf joined Ney in 1990. He was promoted to Vice President-Operations of Ney in March 1996. From April 1994 to February 1996, Mr. Phaneuf was Ney's Director of Operations. He was also Acting General Manager of Ney Ultrasonics from April 1995 through December 1996. From 1990 to 1994, Mr. Phaneuf was Ney's Manager of Engineering and Manufacturing.

ITEM 2. PROPERTIES. The Company's principal executive offices are currently located in a 108,000 square foot building in Bloomfield, Connecticut. The Registrant leases portions of this facility to its subsidiary, Ney Ultrasonics and its former subsidiaries, NDI and DGI, as well as to third parties. See Note 10 to the Company's Consolidated Financial Statements for the fiscal year ending February 28, 1997, contained in Item 8, for a discussion of the indebtedness related to this property. The Company anticipates that during the fiscal year ended February 28, 1998 it will relocate its principal executive offices to leased space in New York, New York. Ney owns a 100,000 square foot facility within a 16.5 acre industrial park in Bloomfield, Connecticut. This site contains the principal operations of the Electronics segment and Ney's general administrative offices. The Registrant believes that its plants and properties, and the production capacities thereof, are suitable and adequate for its business needs of the present and immediately foreseeable future.

ITEM 3. LEGAL PROCEEDINGS. As previously reported in the Company's Form 10-Q for the quarter ended August 31, 1996, in July 1996, two companion lawsuits were filed in the United States District Court for the district of New Jersey, MORTON INTERNATIONAL, INC. V. A.E. STALEY MFG. CO. ET AL, and VELSICOL CHEMICAL CORP.
V. A.E. STALEY MFG. CO. ET AL, in which Morton and Velsicol assert cost recovery and contribution claims pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) against approximately 95 companies relating to the Ventron/Velsicol Superfund Site located in Wood Ridge and Carlstadt, New Jersey (Site). On December 31, 1996, Morton and Velsicol filed a First Amended Complaint, alleging an alternative basis for liability under the Resource Conservation and Recovery Act (RCRA). Specifically, the plaintiffs allege that Ney is a generator of hazardous substances which were ultimately processed at the Site and contributed to the alleged contamination at the Site. The suits, which duplicate each other, in all material aspects, seek to recover the plaintiff's unspecified past and future costs of remediation of the Site. The investigation at the Site to determine the extent of contamination has not been completed and no plan for remediation has been developed. The plaintiffs have not been able to provide the defendants with any confirmed figures with respect to past costs and no figures at all for its future costs. On January 3, 1997, the defendants, including Ney, filed a Motion to Dismiss both Morton's and Velsicol's Complaints based upon the statue of limitations and the New Jersey doctrine of entire controversy. On April 15,1997, the Court denied the motion of the defendants to dismiss the case. Initial disclosure of information relating to the claims asserted in the complaints were made by plaintiffs and defendants in January, 1997. In addition, two depositions of former employees of the operators of the Site were taken earlier this year. Based on this preliminary information, Ney is one of the smaller parties to have had any transactions with one of the plaintiff's predecessors in interest. However, at this time, there is insufficient information to determine the appropriate allocation of costs as between or among the defendants group, if liability to the generator defendants is ultimately proven. The Company continues to investigate whether any liability which may accrue at some future date may be subject to reimbursement in whole or in part from insurance proceeds. As of this date, the Company has no basis to conclude that the litigation may be material to the Company's financial condition or business. During the fiscal year ended February 28, 1997, the Company settled a lawsuit with one of its business partners in connection with the unauthorized transfer of shares in a Russian telecommunications company held, indirectly by the Company through intermediary companies. The Settlement Agreement requires the return of shares in the Russian telecommunications company held by one of the intermediary companies. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. On December 5, 1996, the Company paid off the remaining outstanding principal balance of its 1979 Industrial Development Bonds
(IDBs) thereby allowing the waivers which had been received, as described in the following paragraph, to become effective. In November 1996, the Company received the consent of the holders of its 1983 IDBs and of the holders of its 10.5% Convertible Subordinated Debentures due 2002 (Debentures) to waive compliance by the Company with certain covenants contained in the indentures applicable to the 1983 IDBs and to the Debentures. The waivers received permit the Company to (1) purchase from time to time, from or through brokers or dealers, through direct negotiated transactions, in the open market, in block transactions, by tender offer or otherwise, shares of (a) the Company's Series A Cumulative Convertible Preferred Stock, without par value (Preferred Stock), and (b) (i) if no shares of the Preferred Stock are outstanding, shares of the Company's Common Stock, without par value (Common Stock), or (ii) if any shares of the Preferred Stock are outstanding, shares of the Common Stock with the consent of the holders of the Preferred Stock; in each case for such purchase prices as determined by the Company, but not to exceed $6.0 million in the aggregate for all such purchases, and (2) make payments for any shares of capital stock so purchased. A majority of the non-affiliated holders of the Debentures (approximately $3,100,000) gave their consent to the waiver. There was approximately $4,531,000 principal amount of the non-affiliated holders of the Debentures outstanding at the time of the consent solicitation.

PART II ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Registrant's Common Stock is traded on The Nasdaq Stock Market under the symbol (ANDR) with quotes supplied by the National Market System of the National Association of Securities Dealers, Inc. (NASDAQ). The approximate number of record and beneficial holders of the Registrant's Common Stock on May 9, 1997 was 700 and 1100, respectively. During fiscal year 1997 the Registrant did not pay any cash dividends. The Company's high and low sales prices for the common equity, for each full quarterly period within the two most recent fiscal years, are included below. The stock prices shown, which were obtained from NASDAQ, represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

 Year ended February 28,          High                    Low
         1997
 First Quarter                 $ 6 1/2                  $ 3 3/4
 Second Quarter                  7                        5 1/4
 Third Quarter                   7                        3 1/4
 Fourth Quarter                  6 1/2                    5



 Year ended                       High                    Low
February 29, 1996

  First Quarter                 $ 6 1/4                  $3
  Second Quarter                  6 1/4                  4 3/4
  Third Quarter                   5 1/4                  3
  Fourth Quarter                  6 1/2                  3 3/4


The Indenture relating to the Company's 10 1/2% Convertible Subordinated Debentures contains a covenant which restricts payment of dividends on, or repurchases or redemptions of, the Company's capital stock. See discussion of the Restrictive Covenants under the heading - Liquidity and Capital Resources contained in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 herein, and Notes 9 and 10 of the Registrant's Consolidated Financial Statements for the fiscal year ended February 28, 1997 contained in Item 8.

ITEM 6.    SELECTED FINANCIAL DATA.

The following table summarizes certain financial data with respect to the Company and is qualified in its entirety by the Consolidated Financial Statements of the Company for the fiscal year ended February 28, 1997 contained in Item 8, (amounts in thousands, except per share data).

------------------------------------ ---------------- ---------------- -------------- ---------------- ----------------
Years ended February                      1997             1996            1995            1994             1993
------------------------------------ ---------------- ---------------- -------------- ---------------- ----------------
Revenues1                                $24,375          $24,048        $28,866          $21,015           $15,629
------------------------------------ ---------------- ---------------- -------------- ---------------- -----------------
Income (loss) from continuing
Operations                                   299          (2,270)        (1,159)          (1,634)           (1,474)
------------------------------------ ---------------- ---------------- -------------- ---------------- -----------------
Net Income (loss)                            299            1,933          (388)            (868)           (2,685)
------------------------------------ ---------------- ---------------- -------------- ---------------- -----------------
Income (loss) applicable to
Common shares                                 22            2,389          (975)          (1,468)           (3,355)
------------------------------------ ---------------- ---------------- -------------- ---------------- -----------------
Income (loss) from continuing
Operations per common share                  .01            (.94)          (.90)           (1.22)            (2.45)
------------------------------------ ---------------- ---------------- -------------- ---------------- -----------------
Income (loss) per common
Share, primary                               .01             1.23          (.50)           (0.80)            (1.89)
------------------------------------ ---------------- ---------------- -------------- ---------------- -----------------
Depreciation, amortization
and accretion                              1,419            1,887          2,329            3,368             3,287
------------------------------------ ---------------- ---------------- -------------- ---------------- -----------------
Total assets                              37,677           38,798         43,679           48,590            52,337
------------------------------------ ---------------- ---------------- -------------- ---------------- -----------------
Total debt                                10,119            8,485         12,328           16,371            17,723
------------------------------------ ---------------- ---------------- -------------- ---------------- -----------------
Redeemable preferred stock                 4,891            5,280         10,593           10,494            10,684
------------------------------------ ---------------- ---------------- -------------- ---------------- -----------------
------------------------------------ ---------------- ---------------- -------------- ---------------- -----------------
Common and other stockholders'
equity                                    13,647           13,625          9,913           10,837            11,482
------------------------------------ ---------------- ---------------- -------------- ---------------- -----------------
Book value per common share                 7.05             7.04           5.13             5.62              6.46
------------------------------------ ---------------- ---------------- -------------- ---------------- -----------------

1 The results of Digital GraphiX are included in 1994, 1995 and two months of 1996. Net sales and revenues, and income (loss) from continuing operations for FY 1996 exclude the results of operations of the Company's Dental segment as a result of its sale in November 1995.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
YEAR ENDED FEBRUARY 28, 1997 VS YEAR ENDED FEBRUARY 29, 1996
Revenues
Total  revenues of  $24,375,000  during the fiscal year ended  February 28, 1997
(FY97) represent an increase of 1.4% from the $24,048,000 recorded during the year ended February 29, 1996 (FY96). This modest increase represents the combination of increased sales from the Electronics segment, losses sustained from investments in Phoenix Shannon, p.l.c. and the absence of sales from the Company's formerly consolidated Video Products segment.

Sales from the Electronics segment totaled $20,643,000 during FY97, which represents a 24.8% increase over the $16,544,000 recorded during FY96. Increased sales in medical, automotive and other industrial markets, which resulted from expansion of capabilities and effective marketing efforts, coupled with sales from fabrication services to the Company's former Dental segment, produced the sales growth. Sales from the Ultrasonics segment during FY97 of $3,874,000 represents a 16.0% decrease from the prior year. A slowdown in the semiconductor industry resulted in fewer shipments in the third and fourth quarters, although bookings strengthened for the segment in the fourth quarter. Sales from the formerly consolidated Video Products segment totaled $2,080,000 during the first two months of FY96. Due to an offering of the common stock of Digital GraphiX, Incorporated (DGI), the Company's ownership was diluted, and its results beyond that date were not consolidated with those of the Company. Accordingly, during FY97, this segment did not generate any reportable sales for the Company.

Investment and other income produced a net loss of $142,000 during FY97, versus income of $813,000 in the prior fiscal year. A significant decline in the market value of Phoenix Shannon common stock resulted in a complete writeoff of $2,175,000 of the Company's investment in Phoenix Shannon, including a $1 million note receivable. During FY96, the Company absorbed a $525,000 loss on Phoenix Shannon's common stock due to a decline in its market value.

Gains from common stocks, which primarily comprise investments in certain financial institutions, produced net investment gains of $1,032,000 during FY97, while these investment activities yielded $585,000 of net gains during FY96. In addition, rental income increased from $281,000 in FY96 to $342,000 in FY97. Interest income of $342,000 in FY97 was 27.1% lower than the $469,000 recorded in FY96 primarily due to reduced interest related to the Company's note receivable from DGI, which was partially offset by increased interest on excess cash balances. The DGI note was partially converted to preferred stock during the year, and no accruals of dividend income were recorded. In addition, management fees received constitutes $200,000 of other income in FY97.

Cost of Sales
Cost of sales totaled $15,469,000 in FY97, an increase of 0.5% from FY96. Cost of sales represented 63.1% and 66.3% of net sales for FY97 and FY96, respectively. The 3.2% improvement in gross margin rates is attributable to a 16.3% improvement in rates within the Ultrasonics segment and a 1.5% improvement within the Electronics segment.

Selling, General and Administrative Expenses
Selling, general and administrative expenses of $7,249,000 during FY97 were 20.9% lower than the $9,166,000 of such expenses reported for FY96. The writedown in FY96 of $1 million of the Company's investment in DGI and approximately $950,000 of legal and settlement costs relating to a suit filed against the Company's former subsidiary, Seratronics, Inc., which has since been liquidated, account for most of the higher costs in FY96. Selling, general and administrative expenses totaled 29.7% of revenues in FY97 versus 38.1% in FY96.

Research and Development Expenses
Research and development expenses decreased from $1,683,000 in FY96 to $1,472,000 in FY97. Without the expenses from the former Video Products segment for two months in FY96, the current year amount would have represented an increase of 10.2%. Such expenses represented 6.0% of net sales in FY97, versus 7.2% for FY96, due primarily to the relatively higher level of these expenses within the Video Products segment.

Interest Expense
Interest expense of $790,000 during FY97, represents a 36.1% decrease from the interest expense of $1,237,000 incurred during FY96. Principal payments in both years on long-term obligations, including prepayments made during FY97 to obtain consents to implement a Capital Stock Purchase Program, along with lower average outstanding amounts under revolving credit agreements, resulted in lower interest expense in FY97.

Income Tax Benefit
An income tax benefit of $904,000 was recorded during FY97 due to the operating loss and to the favorable settlement of a state income tax audit relating to prior years which was the primary factor that enabled the Company to reverse approximately $546,000 of accrued income taxes. A tax benefit of $1,166,000 relating to the loss from continuing operations was recorded in FY96.

Preferred Dividends
The preferred dividend requirement, including the amortization of the issuance discount, totaled $411,000 in FY97 versus $559,000 in FY96. The decrease relates to fewer preferred shares outstanding due to purchases in the fourth quarters of both FY96 and FY97. Dividends per preferred share, which are based on the consolidated operating income (as defined) of The J. M. Ney Company, increased from $.78 in FY96 to $1.24 in FY97 due to improvement in the operating performance of the Electronics and Ultrasonics segments.

Net Income
For FY97, the Company reported net income of $299,000. After preferred dividends and the reversal of preferred dividends due to the repurchase of shares, net income was $22,000 or $.01 per share, versus a net loss from continuing operations applicable to common shareholders of $1,814,000, or $0.94 per share, in FY96. The FY 96 results also benefitted from a gain on the sale of the Dental segment and the results of operations from that segment for approximately nine months. These factors added $4,203,000 or $2.17 per share, of income to make net income for FY96 total $2,389,000, or $1.23 per share.

YEAR ENDED FEBRUARY 29, 1996 VS. YEAR ENDED FEBRUARY 28, 1995
Revenues
Total  revenues of  $24,048,000  during the fiscal year ended  February 29, 1996
(FY96) declined by 16.7% from the $28,866,000 recorded during the year ended February 28, 1995 (FY95). This decline represents the combination of sales growth in the Electronics segment, the removal of the results of the Video Products segment from consolidation during FY96, and lower levels of investment income.

Sales from the Electronics segment totaled $16,544,000 during FY96, which represented a 17.5% increase over the $14,079,000 of sales recorded during FY95. Growth came from utilization of increased machining capabilities and successful sales and marketing efforts. Sales from the Ultrasonics segment totaled $4,611,000 during FY96, a 6.1% increase over the previous year's sales totals. Sales from the Video Products segment totaled $2,080,000 for the first two months of FY96; after which its operations ceased to be consolidated due to a dilution of ownership from an offering of its common stock. During FY95, the activities of the Video Products segment were consolidated with the Company for the entire fiscal year and $6,998,000 of sales was recorded.

Investment and other income totaled $813,000 during FY96, primarily from $281,000 of rental income, $585,000 of gains on marketable securities, and $469,000 of interest income on excess cash, from a note receivable from DGI, and from a note receivable which was received as part of the proceeds of the sale of the Company's Dental segment. These sources of income were then reduced by a $525,000 decline in the value of the Company's common stock investment in Phoenix Shannon. During FY95, investment and other income totaled $3,443,000 primarily from gains totaling $3,223,000 from the sales of the Company's investments in two cellular telephone partnerships and $212,000 of rental income.

Cost of Sales
Cost of sales totaled $15,398,000 in FY96, a decline of 11.5% from the FY95 level. Cost of sales represented 66.3% and 68.4% of net sales for FY96 and FY95, respectively. The 2.1% increase in gross margin rates resulted from improved absorption of fixed manufacturing costs within the Electronics segment, and the reduction of direct manufacturing costs from improved manufacturing efficiencies in the Ultrasonics segment resulting from refocused marketing strategies.

Selling, General and Administrative Expenses
Selling, general and administrative expenses of $9,166,000 during FY96 were 2.6% lower than the $9,413,000 reported for FY95. The absence of ten months of operating expenses from the Video Products segment resulted in a $2,453,000 decrease, but was nearly offset by $950,000 of legal and settlement costs relating to a lawsuit filed by Althin Medical, Inc. against the Company's former subsidiary, Seratronics, Inc. and a $1,000,000 writedown of the Company's investment in DGI. Selling general and administrative expenses totaled 38.1% of revenue in FY96, versus 32.6% in FY95.

Research and Development Expenses
Research  and  development   expenses  decreased  from  $2,587,000  in  FY95  to
$1,683,000 in FY96 due primarily to a $978,000 decrease relative to the absence of the Video Products segment for the last ten months of FY96.

Interest Expense
Interest expense totaled $1,237,000 during FY96, which is a 14.5% decrease from the $1,447,000 of interest expense incurred during FY95. The repayment of the revolving line of credit at the end of the third quarter of FY96, concurrent with the sale of the net assets of the Dental segment, and principal payments on long-term indebtedness resulted in the lower interest cost.

Income Tax Benefit
For FY1996, the income tax benefit attributable to the loss from continuing operations totaled $1,166,000, or an effective tax benefit rate of 33.9%, versus a tax benefit of $812,000, or a rate of 41.2% in FY95.

Discontinued Operations
During FY96, the Company sold the net assets of the Dental segment and recorded a net gain of $3,790,000, or $1.96 per share, including a curtailment gain of $519,000 related to the overfunded defined benefit retirement plan. For the nine-month period in FY96 prior to the sale, these operations earned $413,000 net of tax, or $0.21 per share, versus net income of $792,000, or $0.41 per share, for FY95. Such results were based upon historical allocations of administrative expenses, and net of apportioned income taxes.

Preferred Dividends
The preferred dividend requirement, including the amortization of the issuance discount, totaled $559,000 in FY96, versus $587,000 for FY95. The decrease is primarily related to the fourth quarter FY96 purchase of 299,561 shares of the redeemable preferred stock.

As a result of this purchase, $1,015,000 of previously accrued but unpaid dividends and accreted discounts were reversed and added to income application to common shares. An additional $1,324,000 was recorded to additional paid-in capital as a result of the price paid being below the original issue price.

Net Income (Loss)
For FY96, the Company reported net loss from continuing operations in the amount of $2,270,000. After the impact of the preferred dividend requirement and the reversal of previously accrued preferred dividends, the net loss from continuing operations applicable to common shareholders was $1,814,000, or $0.94 per share. In addition, the operations of the discontinued Dental segment and the gain from its sale produced total income of $4,203,000, or $2.17 per share, to produce net income applicable to common shares of $2,389,000,or $1.23 per share for FY96.

For FY95, the net loss from continuing operations totaled $1,159,000. After an extraordinary loss of $21,000 from the early extinguishment of debt and preferred dividends, the net loss from continuing operations applicable to common shareholders was $1,767,000, or $0.91 per share. The operations of the discontinued Dental segment produced net income of $792,000 or $0.41 per share, bringing the loss attributable to common shares to $975,000, or $0.50 per share for FY95.

LIQUIDITY AND CAPITAL RESOURCES
At February 28, 1997, the Company's cash, short-term investments and marketable securities totaled $8,564,000, which is an increase of $639,000 from the February 29, 1996 total of $7,925,000. The marketable securities are comprised of the common stock of certain financial institutions and of Centennial Cellular Corporation, non-investment grade high-yield bonds and short-term instruments being held in escrow until November 1997 pursuant to the sale of the net assets of the Dental segment.

During FY97, The J. M. Ney Company, the Company's primary operating subsidiary, closed on a $6,000,000 Revolving Credit and Deferred Payment Sales Agreement with two banks under which it can borrow funds or acquire precious metals on a deferred payment basis. This revolving credit agreement contains restrictive covenants including those that limit the transfer of cash or other resources from Ney to the Company. The Company believes that these limitations will not restrict it from meeting its obligations or from continuing with its business plans.

During FY97, the Company secured the consent of a majority of the non-affiliated holders of its outstanding 10.5% Convertible Subordinated Debentures and one of its Senior Lenders, and reached agreement with another Senior Lender to permit the Company to use up to $6.0 million to repurchase shares of the Company's Capital Stock (the Capital Stock Purchase Program). The first phase of the Capital Stock Purchase Program resulted in the repurchase of 24,283 shares of the Company's Series A Cumulative Convertible Preferred Stock.

Subsequent to February 28, 1997, DGI entered into an agreement to sell substantially all of its assets. Accordingly, the Company expects to realize the value of this investment during the first half of FY98.

At February  28, 1997,  the  Company's  net worth  totaled  $13,647,000 or $7.05 per share, which is essentially unchanged from the prior year's equity position.

The Indenture relating to the Company's 10.5% Convertible Subordinated Debentures contains a covenant restricting the payment of dividends, on or repurchases or redemptions of, the Company's capital stock. As the result of preferred stock repurchases and losses incurred in recent years, the Company is currently prohibited by such covenant (except as provided by the Capital Stock Purchase Program) from making such payments on the Preferred Stock or the Common Stock until such time as the sum of (i) the aggregate cumulative consolidated net income; (ii) the aggregate net cash proceeds received by the Company from sales of shares of its capital stock for cash; and (iii) the aggregate net cash proceeds received by the Company from the sales of indebtedness of the Company convertible into stock of the Company, to the extent such stock has been converted into stock of the Company (collectively, Consolidated Net Income) exceeds the sum of the aggregate amount of all dividends declared and all such other payments and distributions on account of the purchase, redemption or other retirement of any shares of stock of the Company (collectively, Distributions). As of February 28, 1997, Distributions exceeded Consolidated Net Income by approximately $4,282,000.

The Company believes that funds generated from operations, sale of existing investments or businesses, and potential future refinancings will be sufficient to meet its anticipated working capital and debt service requirements for the foreseeable future, but there can be no assurance as to the availability of future financing or the terms thereof.

Forward Looking Statements
This report contains forward looking statements which are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. These uncertainties include, but are not limited to, general economic conditions, competitive conditions in markets served by the Company, political developments in countries where the Company conducts business and market conditions for precious metals and equity securities.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statement schedules are filed as part of Part IV, Item 14, of this Annual Report on Form 10-K.

The Registrant's Consolidated Financial Statements for the fiscal year ended February 28, 1997 are set forth below.

The following table summarizes certain financial data with respect to the Company and is qualified in its entirety by the Company's Consolidated Financial Statements for the fiscal year ended February 28, 1997 contained in this Item (amounts in thousands, except per share data).

Selected Quarterly Financial Data

          1997 Quarterly Financial Data                  May 31           August 31        November 30          February 28
--------------------------------------------------- ------------------ ---------------- ------------------- --------------------
Net sales and revenues                                 $8,050           $5,542             $4,801               $5,982
Gross profit                                            2,733            2,008              2,060                2,247
Net income (loss)                                         619             (374)              (941)                 995
Income (loss) applicable to common shares                 477             (474)            (1,027)               1,046
--------------------------------------------------- ------------------ ---------------- ------------------- --------------------
Earnings (Loss) Per Common Share:
Net income (loss)                                       0.25             (0.25)             (0.53)               0.54
Share Price:
High                                                    6 1/2              7                   7                   6 1/2
Low                                                     3 3/4              5 1/4               3 1/4               5
--------------------------------------------------- ------------------ ---------------- ------------------- --------------------

          1996 Quarterly Financial Data                  May 31           August 31        November 30          February 29
--------------------------------------------------- ------------------ ---------------- ------------------- --------------------
Net sales and revenues1                                $7,199            $5,835             $5,516              $5,498
Gross profit                                            2,269             1,798              1,968               1,802
Loss from continuing operations                          (319)             (278)              (333)             (1,340)
Net income (loss)                                        (220)               (8)             3,451              (1,290)

Income (loss) applicable to common shares                (367)             (157)             3,304                (391)
--------------------------------------------------- ------------------ ---------------- ------------------- --------------------
Earnings (Loss) Per Common Share:
Continuing operations                                    (.24)            (.22)              (.25)                (.23)
Net income (loss)                                        (.19)            (.08)             1.71                  (.21)
Share price:
High                                                      6 1/4           6 1/4               5 1/4               6 1/2
Low                                                       3               4 3/4               3                   3 3/4
--------------------------------------------------- ------------------ ---------------- ------------------- --------------------

1 The results of Digital GraphiX are included for the first two months of 1996 only. Net sales and revenues, and income (loss) from continuing operations for FY 1996 exclude the results of operations of the Company's Dental segment as a result of its sale in November 1995.

ANDERSEN GROUP, INC.
Consolidated Balance Sheets February 28, 1997 and February 29, 1996 (in thousands, except share data)

Assets                                                                             1997                       1996
Current assets:
Cash and cash equivalents                                                         $3,219                     $4,116
Marketable securities                                                              5,345                      3,809
Accounts and other receivables, less allowance for doubtful
accounts of $190 in 1997 and $124 in 1996                                          2,773                      4,337
Inventories                                                                        9,040                      8,612
Prepaid expenses and other assets                                                    516                         92
------------------------------------------------------------------------- ------------------------ ----------------
Total current assets                                                               20,893                    20,966
------------------------------------------------------------------------- ------------------------ ----------------
Property, plant and equipment, net                                                  9,336                     9,116
Prepaid pension expense                                                             4,274                     4,027
Investment in Digital GraphiX                                                       1,346                     1,259
Other assets                                                                        1,828                     3,430
------------------------------------------------------------------------- ------------------------ ----------------
                                                                                  $37,677                   $38,798
------------------------------------------------------------------------- ------------------------ -----------------
Liabilities, Redeemable Convertible Preferred Stock and Common and
Other Stockholders' Equity
Current liabilities:
Current maturities of long-term debt                                              $  773                     $1,136
Short-term debt                                                                    2,305
                                                                                                             -
Accounts payable                                                                   1,398                      2,923
Accrued liabilities                                                                3,670                      4,578
Deferred income taxes                                                                564                        567
------------------------------------------------------------------------- ------------------------ -----------------
Total current liabilities                                                          8,710                      9,204
------------------------------------------------------------------------- ------------------------ -----------------
Long-term debt, less current maturities                                            7,041                      7,349
Other long-term obligations                                                        1,121                      1,143
Deferred income taxes                                                              2,267                      2,197
Commitments and contingencies (Notes 7 and 15)
Redeemable cumulative convertible preferred
     stock, no par value; authorized 800,000 shares;
     issued 789,628 shares; outstanding shares 265,192 in 1997
     and 289,475 in 1996; unamortized discount of $81 in 1997
     and $148 in 1996; liquidation preference $18.75 per share                     4,891                      5,280
------------------------------------------------------------------------- ------------------------ -----------------
Common and other stockholders' equity: Preferred stock, no par value; authorized
200,000 shares Common stock, no par value; authorized 6,000,000 shares,
     issued 1,958,478 shares in 1997 and 1,958,205 shares in 1996                  2,103                      2,103
Additional paid-in capital                                                         3,248                      3,248
Retained earnings                                                                  8,386                      8,364
------------------------------------------------------------------------- ------------------------ -------------------------
                                                                                  13,737                     13,715
Treasury stock, at cost, 24,000 shares                                               (90)                       (90)
------------------------------------------------------------------------- ------------------------ -------------------------
Total common and other stockholders' equity                                       13,647                     13,625
------------------------------------------------------------------------- ------------------------ -------------------------
                                                                                  $37,677                   $38,798
------------------------------------------------------------------------- ------------------------ -------------------------

See accompanying notes to consolidated financial statements.

ANDERSEN GROUP, INC.
Consolidated Statements of Operations
Years ended February 28, 1997,
February 29, 1996 and February 28, 1995
(in thousands, except per share data)

                                                                1997                  1996                    1995

------------------------------------------------------- --------------------- ---------------------- -----------------------
Revenues:
Net sales                                                   $ 24,517               $23,235                 $ 25,423
Investment and other income (loss)                             (142)                   813                    3,443
------------------------------------------------------- --------------------- --------------------- ------------------------
                                                              24,375                24,048                   28,866
------------------------------------------------------- --------------------- ---------------------- -----------------------
Costs and expenses:
Cost of sales                                                 15,469                15,398                   17,390
Selling, general and administrative                            7,249                 9,166                    9,413
Research and development                                       1,472                 1,683                    2,587
Interest expense                                                 790                 1,237                    1,447
------------------------------------------------------- --------------------- ---------------------- -----------------------
                                                              24,980                27,484                   30,837
------------------------------------------------------- --------------------- ---------------------- -----------------------
Loss from continuing operations
  Before income taxes and extraordinary item                    (605)              (3,436)                   (1,971)
Income tax benefit                                               904                1,166                       812
------------------------------------------------------- --------------------- ---------------------- -----------------------
Income (loss) from continuing operations
  Before extraordinary item                                      299               (2,270)                   (1,159)
Income from discontinued operations, net of
income tax of $170 and $528,in
1996 and 1995, respectively                                       -                   413
                                                                                                                792
Gain on sale of discontinued segment, net of
income taxes of $2,041                                            -                 3,790            -
------------------------------------------------------- --------------------- ---------------------- -----------------------
Income (loss) before extraordinary item                           299               1,933                       (367)
Extraordinary loss from early
extinguishment of debt, net of income tax
benefit of $10                                                    -                   -
                                                                                                                 (21)
------------------------------------------------------- --------------------- ---------------------- -----------------------
Net income (loss)                                                 299               1,933                       (388)
Preferred dividend requirement                                   (411)               (559)                      (587)
Reversal of preferred dividends                                   134               1,015
                                                                                                                 -
------------------------------------------------------- --------------------- ---------------------- -----------------------
Income (loss) applicable to common shares                        $ 22             $ 2,389                     $ (975)
------------------------------------------------------- --------------------- ---------------------- -----------------------
Earnings (loss) per common share:
Continuing operations                                            $.01             $ (.94)                     $ (.90)
Discontinued operations                                           -                  .21                        . 41
Gain on sale of discontinued segment                              -                 1.96
                                                                                                                 -
Extraordinary item                                                -                   -                         (.01)
------------------------------------------------------- --------------------- ---------------------- -----------------------
Income (loss) per common share                                   $.01                $1.23                    $ (.50)
------------------------------------------------------- --------------------- ---------------------- -----------------------

See accompanying notes to consolidated financial statements.

ANDERSEN GROUP, INC.
Consolidated Statements of Common and Other Stockholders' Equity
Years ended February 28, 1997,
February 29, 1996 and  February 28, 1995
(in thousands, except share data)

                                 Common           Common          Additional
                                 Stock             Stock           Paid-In          Retained        Treasury
                                 Shares           Amount           Capital          Earnings         Stock            Total
--------------------------- ----------------- ---------------- ----------------- --------------- --------------- -----------------
Balance, February 28, 1994     1,952,798          $2,103             $1,873            $6,950            $(90)           $ 10,836
Preferred stock dividends
     and accretion                  -                -                -                  (587)             -                 (587)
Conversion of preferred            5,407                                 51               -                -                   51
     stock                                           -
Net loss                            -                -                 -                 (388)             -                 (388)
--------------------------- ----------------- ---------------- ----------------- --------------- --------------- -----------------
Balance, February 28, 1995     1,958,205           2,103              1,924             5,975              (90)             9,912
Preferred stock dividends
     and accretion                  -                 -                -                 (559)             -                 (559)
Gain on redemption
     of                             -                 -               1,324             1,015              -                2,339
     redeemable preferred stock
Net income                          -                 -                -                1,933              -                1,933
--------------------------- ----------------- ---------------- ----------------- --------------- --------------- -----------------
Balance, February 29, 1996     1,958,205             2,103            3,248             8,364              (90)            13,625
Shares from prior
conversion of                        273              -                -                  -                -               -
preferred stock
Preferred stock dividends
     and accretion                  -                 -                -                 (411)             -                 (411)
Gain on redemption of               -
     Redeemable preferred                             -                -                  134              -                  134
     stock
Net income                          -                 -                -                  299              -                  299
--------------------------- ----------------- ---------------- ----------------- --------------- --------------- -----------------
Balance, February 28, 1997     1,958,478            $2,103            $3,248           $8,386             $(90)           $13,647
--------------------------- ----------------- ---------------- ----------------- --------------- --------------- -----------------

See accompanying notes to consolidated financial statements.

ANDERSEN GROUP, INC.
Consolidated Statements of Cash Flows
Years ended February 28, 1997,
February 29, 1996 and February 28, 1995
(in thousands)

                                                                1997          1996            1995
----------------------------------------------------------- ------------- -------------- ---------------
Cash flows from operating activities:
Net income (loss)                                                $299        $1,933          $(388)
Adjustments  to  reconcile  net  income  (loss) to net cash
  used for  operating activities:
Depreciation, amortization and accretion                        1,419         1,887          2,329
Deferred income taxes                                              67          (479)          (414)
Gain on sale of Dental segment                                   -           (3,790)           -
Gain on sale of cellular investments                             -              -           (3,223)
Losses (gains) from securities                                  1,149           (46)          (186)
Purchases of securities                                        (1,625)       (3,576)        (3,031)
Proceeds from sales of securities                                 526         1,893          2,213
Loss on redemptions of long-term debt                            -              -               31
Pension (income) expense                                         (247)            8           (148)
Loss (gain) on disposal of property, plant and equipment           58             1            (62)
Investment in Digital GraphiX                                     (87)          543          2,014
Changes in operating assets and liabilities,  net of
changes from sale of Dental segment in 1996:
Accounts and notes receivable                                    1,564       (1,205)          (645)
Inventories                                                       (428)      (2,941)        (1,096)
Prepaid expenses and other assets                                 (339)        (806)           667
Accounts payable                                                (1,799)       2,006           (144)
Accrued liabilities and other long-term obligations               (930)      (2,022)           398
----------------------------------------------------------- ------------- -------------- ---------------
  Net cash used for operating activities                          (373)      (6,594)        (1,685)
----------------------------------------------------------- ------------- -------------- ---------------
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment                 4           256            337
Purchase of property, plant and equipment                       (1,191)      (1,503)        (1,436)
Proceeds from sale of Dental segment, net of cash sold           -           16,848            -
Proceeds from sale of cellular partnerships                      -              -            7,511
----------------------------------------------------------- ------------- -------------- ---------------
  Net cash (used for) provided by investing activities          (1,187)      15,601          6,412
----------------------------------------------------------- ------------- -------------- ---------------
Cash flows from financing activities:
Principal payments on long-term debt                            (1,250)        (642)        (4,042)
Redemptions of preferred stock                                    (392)      (3,758)           -
Proceeds (payment) of short-term debt, net                       2,305       (3,200)           (37)
----------------------------------------------------------- ------------- -------------- ---------------
 Net cash provided by (used for) financing activities              663       (7,600)        (4,079)
----------------------------------------------------------- ------------- -------------- ---------------
 Net (decrease) increase in cash and cash equivalents             (897)       1,407            648
 Cash and cash equivalents, beginning of year                    4,116        2,709          2,061
----------------------------------------------------------- ------------- -------------- ---------------
 Cash and cash equivalents, end of year                         $3,219       $4,116          $2,709
----------------------------------------------------------- ------------- -------------- ---------------
Supplemental disclosure of cash flow information:
Cash paid for:
 Interest                                                       $ 863        $1,203          $1,503
 Income taxes, net                                              $  85        $1,410          $  166
----------------------------------------------------------- ------------- -------------- ---------------

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Years ended February 28, 1997, February 29,
1996 and February 28, 1995

(1)    Nature of Business

Andersen Group, Inc. (the Company) is a diversified holding company. Its subsidiaries manufacture electronic connectors, components and precious metal materials and industrial ultrasonic cleaners for sale to the automotive, defense, semiconductor and medical and dental markets. (2) Summary of Significant Accounting Policies Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Principles of Consolidation The Company's financial statements include the accounts of the Company and its wholly-owned subsidiaries. As a result of the partial spin-off of Digital GraphiX, Incorporated (DGI) as described in Note 17, the consolidated financial statements include the operating results of DGI through May 2, 1995. As of both February 28, 1997 and February 29, 1996, DGI's balance sheet has not been consolidated. All significant intercompany transactions and balances have been eliminated in consolidation. Cash and Cash Equivalents Cash and cash equivalents include funds held in investments with an original maturity of three months or less. Marketable Securities The Company's marketable securities are carried as trading securities at market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Any changes in the valuation of the portfolio are reflected in the accompanying Consolidated Statements of Operations. At February 28, 1997, marketable securities consisted of $3,771,000 of equity investments and $1,574,000 of debt securities, while at February 29, 1996, marketable securities comprised $3,063,000 of equity investments and $746,000 of debt securities. Inventories Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for precious metals and at standard costs which approximate the first-in, first-out (FIFO) and average cost methods for the balance of the inventories. Property, Plant and Equipment Property, plant and equipment, including capital leases, are stated at cost and depreciated using the straight-line method over the estimated useful life of the respective assets, as follows:
        Buildings and improvements                                 10-50 years
        Machinery and equipment                                     5-10 years
        Furniture and fixtures                                      3-10 years

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

Earnings Per Share

Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding. Fully diluted net income (loss) per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive. For the years ended February 28, 1997, February 29, 1996 and February 28,1995, the effects have been antidilutive.

Off-Balance Sheet Hedging

The Company has entered into precious metal forward contracts as a hedge against precious metal fluctuations for firm price deliveries. These contracts limit the Company's exposure to both favorable and unfavorable precious metals price fluctuations.

Financial Statement Presentation

Certain reclassifications have been made to the 1996 and 1995 financial statements in order to conform with the 1997 presentation.

(3)    Inventories

Inventories consist of the following (in thousands):

                                                           February 28, 1997          February 29, 1996
             ----------------------------------------- -------------------------- --------------------------
             Raw Material                                        $3,111                   $3,147
             Work in Process                                      3,877                    3,413
             Finished Goods                                       2,955                    3,398
             ----------------------------------------- -------------------------- --------------------------
                                                                  9,943                    9,958
             LIFO Reserve                                           903                    1,346
             ----------------------------------------- -------------------------- --------------------------
                                                                 $9,040                   $8,612
             ----------------------------------------- -------------------------- --------------------------

At February 28, 1997 and February 29, 1996, inventories valued at LIFO cost comprised 64% and 56% of total inventories, respectively.

(4)    Sale of Dental Segment

On November 28, 1995, the Company sold the assets and certain liabilities of its Dental segment to Phoenix Shannon p.l.c. of Shannon, County Clare, Ireland and recorded a gain of $3,790,000, net of expenses, and income taxes of $2,041,000. The Company received $18.5 million in cash, part of which, under the terms of the sale, was used to purchase 200,000 Phoenix Shannon Ordinary Shares; a two-year, interest-bearing note for $1 million and additional conditional consideration subject to the determination of defined contingencies. Included in the gain on sale is an increase of $519,000 in prepaid pension expense from a curtailment gain which arose as a result of the transfer of the employees of the Dental segment to the new employer.

During the year ended February 28, 1997, the $1 million note and the remaining value of the Phoenix Shannon ordinary shares were written off, resulting in charges to investment income totaling $2,175,000.

The assets and liabilities sold are presented below (in thousands):

                 Cash                                                                      $     552
                 Accounts receivable                                                           5,476
                 Inventories                                                                   7,019
                 Other current assets                                                            415
                 Property, plant and equipment, net                                            1,752
                 Other assets                                                                     21
                 ------------------------------------------------- ----------------------------------
                 Total assets                                                                 15,235
                 ------------------------------------------------- ----------------------------------
                 Accounts payable                                                              1,203
                 Other current liabilities                                                       259
                 ------------------------------------------------- ----------------------------------
                 Total liabilities                                                             1,462
                 ------------------------------------------------- ----------------------------------
                 Net assets sold                                                             $13,773
                 ------------------------------------------------- ----------------------------------

The results of operations of the Dental segment have been presented as discontinued operations. Revenue from this segment totaled approximately $29.6 million, and $38.0 million during 1996 and 1995, respectively.

(5)    Sale of Cellular Partnership Interests

In May 1994, the Company's subsidiary, Clear Cellular Holdings, Inc. (Clear), sold its interest in a partnership which owned a cellular communications license to Centennial Cellular Corporation (Centennial) for a combination of cash and Centennial stock. The Centennial stock was immediately remarketed in an open market block transaction. Overall, Clear received $3,472,000 in net proceeds from the partnership interest sale.

In August 1994, the Company sold its general partnership interest in MidSouth Cellular L.P., a nonwireline cellular telephone franchise, to Centennial in exchange for 281,507 shares of Centennial stock, of which 241,395 shares were sold at average proceeds of $16.67 per share. The Company continues to hold 23,086 shares of Centennial common stock.

During the years ended 1996 and 1995, the Company recorded gains from the sales of these cellular partnership interests totaling $65,000 and $3,223,000, respectively, which are included in investment and other income.

(6)    Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

                                                             February 28, 1997              February 29, 1996
------------------------------------------------------ ------------------------------ ------------------------------
Land and improvements                                             $ 1,054                        $1,054
Buildings and improvements                                          8,783                         8,610
Machinery and equipment                                             10,188                        9,287
Furniture and fixtures                                                 921                          907
------------------------------------------------------ ------------------------------ -------------------------------
                                                                    20,946                        19,858
Less accumulated depreciation and amortization                      11,610                        10,742
------------------------------------------------------ ------------------------------ -------------------------------
                                                                  $  9,336                       $ 9,116
------------------------------------------------------ ------------------------------ -------------------------------

Depreciation and amortization expense was $1,393,000, $1,797,000 and $1,977,000 in 1997, 1996 and 1995, respectively.

At February 28, 1997 and February 29, 1996, property, plant and equipment includes $1,146,000 and $567,000, respectively of machinery and equipment acquired under capital leases, which expire through the fiscal year ending February 28, 2002, with a related allowance for depreciation of $493,000 and $439,000, respectively.

(7)    Short-term Debt

The Company's primary operating subsidiary, The J.M. Ney Company (Ney), has a $6.0 million demand revolving credit and deferred payment sales agreement with two commercial banks. At February 28, 1997, $2,305,000 was outstanding and $500,000 was committed through a standby letter of credit. The facility is secured by substantially all of Ney's assets. At Ney's discretion, interest is charged at the bank's prime rate, which was 8.25% at February 28, 1997, or at LIBOR plus 2.50% if borrowing is fixed for a period time, or at 2.50% over the bank's precious metals leasing rate if the borrowing is represented by deferred payment purchases of precious metals. A fee of 0.25% is charged on the unused balance of the facility. This agreement includes restrictive covenants that limit the amount of dividends and distributions from Ney to the Company and which require Ney to maintain a specified amount of Stockholders' equity. At February 28, 1997 the amount of assets which Ney was restricted from distributing to the Company totaled approximately $11,655,000.

(8)   Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                                 February 28, 1997                      February 29, 1996
--------------------------------------- ------------------------------------ ----------------------------------------
Employee compensation                                  $ 628                                  $594
Accrued dividends                                        934                                   660
Income taxes                                              51                                   849
Other                                                  2,057                                 2,475
--------------------------------------- ------------------------------------ ----------------------------------------
                                                      $3,670                                $4,578
--------------------------------------- ------------------------------------ ----------------------------------------

(9)    Redeemable Cumulative Convertible Preferred Stock

During  1997  and  1996,  the  Company  purchased  24,283  and  299,561  shares, respectively, of its redeemable cumulative convertible preferred stock (Preferred Stock) at $16.15 per share in 1997, and at $12.25 per share in 1996. The 1997 purchases were part of a repurchase program, while in 1996 purchases were made under terms of a voluntary tender offer. As a result of the purchases, the Company reversed $134,000 and $1,015,000 in 1997 and 1996, respectively, of accrued dividends and accreted discounts. In addition, in 1996, $1,324,000 of additional paid-in capital was recorded to reflect the discount of the total purchase cost, including expenses, from the original issue cost of the shares purchased.

The Preferred Stock is subject to annual mandatory redemption from legally available funds of 160,000 shares at $18.75 per share, or $3,000,000, commencing in March 1996. Purchases of Preferred Stock to date have satisfied this requirement through February 1999.

Quarterly dividend payments, ranging from $.1875 to $.4375 per share, are accrued based upon the operating income of Ney, as defined. Approximately $1.24, $.78 and $.75 per preferred share of dividends were accrued during 1997, 1996 and 1995, respectively. As discussed in Note 10, the Company has been restricted from paying dividends since April 15, 1993 until cumulative consolidated net income (as defined) earned after February 28, 1997 exceeds approximately $4,282,000. At February 28, 1997 and February 29, 1996 the Company had accrued $934,000 and $660,000, respectively, for payment of prior dividends.

The preferred shares increase in carrying value at a rate of approximately $.26 per share per year and, as such, approximately $58,000, $137,500, and $150,000 of accretion has been recorded as part of the preferred dividend requirement for 1997, 1996 and 1995, respectively.

The preferred shares are convertible into the Company's common stock at any time at a rate of 1.935 shares of common stock for each preferred share. The original conversion rate of 1.875 has been increased to 1.935 after giving effect to the issuance of common stock in fiscal 1994. At February 28, 1997, 513,147 shares of common stock have been reserved for conversion.

(10)   Long-term Debt

Long-term debt consists of the following (in thousands):

                                                                       February 28, 1997          February 29, 1996
                                                                     ----------------------     ----------------------
Mortgage note  payable due June 2001;  interest at varying
   rates from 60-68% of the prime rate, as defined, 5.4%
   at both February 28, 1997 and February 29, 1996,
   respectively, payable semi-annually; semi-annual
   principal payments in escalating amounts from $59
   in 1997 to $78 at maturity; secured further by
   certain personal property                                                 $575                      $ 928
Mortgage note payable; interest at 7.75%                                       -                         599
Convertible subordinated debentures, due October 2002;
   Interest at 10.5%, payable semi-annually; annual principal
   payments in varying amounts through maturity; unsecured                  6,287                      6,505
Other                                                                         952                        453
                                                                     ----------------------     ----------------------
                                                                            7,814                      8,485
Less current maturities                                                       773                      1,136
                                                                     ----------------------     ----------------------
                                                                            $7,041                    $7,349
                                                                     ----------------------     ----------------------

The terms of the convertible subordinated debentures call for the annual redemption of $834,000 face value of debentures, either through open market purchases or mandatory sinking fund payments. The Company may also make an additional optional sinking fund payment of $834,000. The debentures are convertible into common stock of the Company at any time prior to maturity, unless previously redeemed, at $16.17 per share, subject to adjustment under certain conditions. At February 28, 1997, 388,806 shares of common stock were reserved for conversion.

Certain of the debt agreements contain restrictive covenants which limit, among other things, mergers or consolidations, sales of assets, additional long-term debt, payments of dividends and stock repurchases. Under the terms of the 10.5% Convertible Subordinated Debentures, the Company had been restricted from repurchasing stock or paying dividends since April 15, 1993 until such time as the Company's cumulative earnings, as defined, reach specified amounts. During 1997, the Company obtained the consent of a majority of the holders of these debentures to repurchase up to $6,000,000 of its capital stock.

Maturities of long-term debt for each of the next five fiscal years and thereafter are as follows (in thousands):

                                  1998                               $ 773
                                  1999                                1,130
                                  2000                                1,112
                                  2001                                1,097
                                  2002                                  996
                               Thereafter                             2,706
                                                        ---------------------------------
                                                                     $7,814
                                                        ---------------------------------

(11)   Income Taxes

For 1997, 1996 and 1995, income tax benefit (expense) consists of the following (in thousands):

                                                            1997                  1996                  1995
                                                    --------------------- --------------------- ---------------------
Current:
   Federal                                                  $410                 $(360)                $ (20)
   State                                                     561                 (296)                  (100)
Deferred                                                     (67)                (389)                   414
                                                    --------------------- --------------------- ---------------------
                                                            $904               $(1,045)                 $294
                                                    --------------------- --------------------- ---------------------

The difference between the actual income tax benefit (expense) and the income tax benefit (expense) computed by applying the statutory Federal income tax rate of 34% to income (loss) before taxes is attributable to the following (in thousands):

                                                           1997                   1996                  1995
                                                   ---------------------- --------------------- ---------------------
Income tax benefit (expense)                               $206                  ($1,012)               $199
State income taxes, net of Federal benefit                 (107)                    (196)                (66)
Change in enacted tax rates                                 264                      -                    -
Change in valuation allowance                                -                       483                  -
Adjustment of accrual for prior years' taxes                546                     (319)                161
Other                                                        (5)                      (1)                 -
-------------------------------------------------- ---------------------- --------------------- ---------------------
                                                           $904                  $(1,045)               $294
-------------------------------------------------- ---------------------- --------------------- ---------------------

During 1997, the Company settled a State income tax audit covering 1989 through 1996. This settlement is the primary reason for the $546,000 benefit adjustment of accrual for prior years' taxes reported in the above reconciliation.

A deferred income tax (expense) benefit results from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. The principal components of the net deferred tax asset (liability) which give rise to this deferred income tax (expense) benefit as of February 28, 1997 and February 29, 1996 are as follows (in thousands):

                                                                          1997                       1996
                                                                -------------------------- --------------------------
Deferred tax liabilities:
Fixed asset basis differences                                           $(1,288)                   $ (1,580)
Inventory                                                                (1,443)                     (1,476)
Pension                                                                  (1,581)                     (1,491)
Installment sale                                                           (207)                        -
--------------------------------------------------------------- -------------------------- --------------------------
Total deferred tax liabilities                                           (4,519)                     (4,547)
--------------------------------------------------------------- -------------------------- --------------------------
Deferred tax assets:
Post-retirement benefits other than pensions                                 415                        337
Unrealized gains/losses on marketable securities, net                        177                        132
Allowance for uncollectable receivables                                      440                         50
Federal credit carryforwards                                                 302                        753
Other                                                                        354                        511
--------------------------------------------------------------- -------------------------- --------------------------
Total deferred tax assets                                                  1,688                      1,783
--------------------------------------------------------------- -------------------------- --------------------------
Net deferred tax liabilities                                            $(2,831)                    $(2,764)
--------------------------------------------------------------- -------------------------- --------------------------

At February 28, 1997 the Company had no valuation allowance. The Company reasonably expects that the sale of certain assets, investment securities and certain real property, will generate sufficient income to fully utilize its deferred tax assets. At February 28, 1997 the Company had $302,000 of Federal credit carryforwards, $55,000 of which were attributable to the alternative minimum tax and have no expiration date. The remaining credits, totaling $247,000, expire from 1999 through 2002.

(12)   Stock Option Plans

The Company's incentive stock option plan provides for option grants to directors and key employees at prices equal to at least 100% of the stock's fair market value at date of grant. In addition, during 1997, a stock option plan was put into effect under which options to acquire shares of The J. M. Ney Company were granted. The per share weighted average fair value of stock options granted in 1997 under the Company and Ney plans were $2.08 and $4.95, respectively on the dates of grant using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%; risk-free interest rate of 6.5%; expected life of seven years; and expected volatility of 33.3%.

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans, including the Ney plan, been determined based on the fair value on the grant date for awards during 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings applicable to common shares, and earnings per share would have been reduced to the proforma amounts indicated below (amounts in thousands, except per share data):

                                                                                      1997
                                                            ---------------------------------------------------------
Net income (loss) applicable to common shares:
   As reported:                                                                       $ 22
   Pro forma                                                                          $(68)
Earnings (loss) per share:
  As reported                                                                         $ .01
  Pro forma                                                                          $(.03)

The assumption regarding the stock options issued during 1997 was that such options vest over periods ranging from one to three years. Proforma net income reflects only options granted in 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma amounts because the compensation cost for options granted prior to 1997 is not considered.

The Company reserved 162,200 shares of common stock for the exercise of stock options. At February 28, 1997, the Company had 60,500 options available for issuance under the plan. The J. M. Ney Company has reserved 150,000 shares of its common stock for the exercise of stock options. At February 28, 1997, Ney had 20,000 options available for issuance under its plan.

Activity under the Company's plans, including an expired plan, was as follows:

                                                  Number              Weighted Average              Range of
          Outstanding Options                   of Shares              Exercise Price           Exercise Prices
---------------------------------------- ------------------------- ------------------------ -------------------------
Balance at February 28, 1994                      77,600                    $8.39                  $6.00 - $9.50
Canceled                                            (300)                   $7.00                  $7.00
---------------------------------------- ------------------------- ------------------------ -------------------------
Balance at February 28, 1995                      77,300                    $8.40                  $6.50 - $9.50
Canceled                                         (37,600)                   $9.06                  $7.00 - $9.00
---------------------------------------- ------------------------- ------------------------ -------------------------
Balance at February 29, 1996                      39,700                    $7.77                  $6.50 - $9.375
Granted                                           75,000                    $4.29                  $3.813- $6.125
Canceled                                         (13,000)                   $7.50                  $3.813- $9.375
---------------------------------------- ------------------------- ------------------------ -------------------------
Balance at February 28, 1997                     101,700                    $5.02                  $3.813 - $8.375
---------------------------------------- ------------------------- ------------------------ -------------------------

At February 28, 1997, the range of exercise prices and the weighted average remaining contractual life of the options was as follows:

                                                        Options Outstanding Options Exercisable
-------------------------------------------------------------------------------------------------------------------

                                                                                                     Weighted
                                                              Weighted Average                        Average
 Range of Exercise         Number        Weighted Average         Remaining             Number       Exercise
-----------------     ------------------ ------------------    -----------------      -------------- -----------
   $8.375 - $7.75            8,000             $8.22             4.0 years              8,000            $8.22
   $7.00  - $5.375          33,200             $6.46             5.3 years             19,200            $6.90
            $3.813          60,500             $3.81             9.1 years               -                 -
------------------    ------------------ ------------------    -----------------      -------------- -----------
                           101,700
------------------    ------------------ ------------------    -----------------      -------------- -----------

Also, during 1997, options to purchase 130,000 shares of Ney, at an exercise price of $10.00 per share, were issued to key management of Ney. None of these options was exercisable at February 28, 1997, as they are subject to a three year vesting provision. At February 28, 1997, the Company owned all 850,000 shares of Ney. There presently is no public market for Ney's common stock.

(13)   Retirement Plans

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

The following table sets forth the actuarially  determined  funded status of the
Company's  defined  benefit  plan  and  amounts   recognized  in  the  Company's
Consolidated Balance Sheets (in thousands):

                                                                    February 28, 1997          February 29, 1996
--------------------------------------------------------------- -------------------------- --------------------------
Actuarial present value of benefit obligations:
     Vested                                                              $8,970                     $9,092
     Non-vested                                                              68                         63
--------------------------------------------------------------- -------------------------- --------------------------
Accumulated benefit obligation                                            9,038                      9,155
Effect of projected compensation increases                                  983                        907
--------------------------------------------------------------- -------------------------- --------------------------
Projected benefit obligation                                             10,021                     10,062
Plan assets at fair value                                                16,815                     15,642
--------------------------------------------------------------- -------------------------- --------------------------
Plan assets in excess of projected benefit obligation                     6,794                      5,580
Unrecognized prior service cost                                            (141)                     (151)
Unrecognized net gain on plan assets                                     (2,379)                    (1,402)
--------------------------------------------------------------- -------------------------- --------------------------
Prepaid pension expense                                                  $4,274                     $4,027
--------------------------------------------------------------- -------------------------- --------------------------

For 1997, 1996 and 1995, the projected benefit obligations and pension income were determined using the following components:

                                                               1997                 1996                1995
                                                        -------------------- ------------------- --------------------
Discount rate                                                  7.5%                 7.5%                7.5%
Future compensation growth rate                                5.5%                 5.5%                5.5%
Long-term rate of return on plan assets                        8.0%                 8.0%                8.5%

Net pension expense (income) for the Company's funded defined benefit plan for 1997, 1996 and 1995 includes the following components:

                                                               1997                1996                 1995
                                                        ------------------- -------------------- --------------------
Service cost of benefits accrued                             $  253                $ 341                $286
Interest cost on projected benefit obligations                  723                  806                 784
Return on plan assets                                        (2,190)              (2,130)             (1,196)
Unrecognized net gain (loss)                                    967                  991                 (22)
------------------------------------------------------- ------------------- -------------------- --------------------
Pension (income) expense                                      $(247)                $  8               $(148)
------------------------------------------------------- ------------------- -------------------- --------------------

In addition, as discussed in Note 4, during 1996 prepaid pension expense increased by $519,000 as a result of the curtailment gain recorded in connection with the sale of the net assets of the Dental segment.

The Company also has a supplemental defined benefit plan which covers a former senior executive of Ney. There are no assets held by the plan. At February 28, 1997 and February 29, 1996, the actuarially determined status of the plan and the amount recognized in the balance sheet was a vested accumulated and projected benefit obligation of approximately $314,400 and $319,550, respectively. For each of the fiscal years 1997, 1996 and 1995, a discount rate of 7.5% was used for determining the projected benefit obligation.

Pension expense for all defined contribution plans totaled $121,000, $143,000 and $157,000 in 1997, 1996 and 1995, respectively.

(14)   Post-Retirement Benefit Obligations

During 1993, the Company amended its retiree health care plan to include only those retirees currently in the plan and discontinued the benefit for current employees. The Company's cost of its unfunded retiree health care plan for 1997, 1996 and 1995 was approximately $53,000, $55,000 and $56,000, respectively, including interest. At February 28, 1997 and February 29, 1996, the accumulated benefit obligation for post-retirement benefits was approximately $823,000 and $843,000, respectively. At February 28, 1997, 32 retirees were receiving benefits under this plan.

The accumulated estimated benefit obligation was determined using the unit credit method and assumed discount rates of 7.25% at both February 28, 1997 and February 29, 1996, respectively. At February 28, 1997 and February 29, 1996, the accumulated benefit obligation was compiled using assumed health care cost trend rates of 9.0% and 10%, gradually declining to 5% in the year 2001 and thereafter over the projected payout period of the benefits.

The estimated effect on the present value of the accumulated benefit obligation at March 1, 1997 of a 1% increase each year in the health care cost trend rate used would result in an estimated increase of approximately $63,000 in the obligation.

(15)   Leases

During 1997, the Company incurred capital lease obligations totaling $579,000 in connection with lease agreements to acquire equipment. This non-cash financing activity has been excluded from the 1997 Consolidated Statement of Cash Flows. The Company leases various manufacturing and office facilities and equipment under operating lease agreements expiring through January 2004. In addition, the Company earns rental income from office space leased to tenants under operating leases expiring through February 28, 1999. Lease expense was $209,000, $240,000 and $349,000 for 1997, 1996 and 1995, respectively, while rental income totaled $342,000, $281,000 and $212,000 for 1997, 1996 and 1995, respectively.

Future minimum lease payments and rental income under the terms of the leases for each of the years ending February 28, are as follows (in thousands):

                                            Lease Expense                 Rental Income
               1998                           $ 162                          $276
               1999                             152                           132
               2000                             115                            -
               2001                              38                            -
               2002                              38                            -
               Thereafter                        23                            -
               ------------------ ------------------------------ ------------------------------

(16)   Business Segments and Export Sales

During 1997, the Company operated in two business segments: Electronics and Ultrasonics. Operating income consists of net sales, less cost of sales and selling, general and administrative expenses directly allocated to the industry segments. Corporate expenses consist of administrative costs and interest expense. Corporate revenues consist of investment and other income not attributable to a specific segment. Corporate identifiable assets include marketable securities and short-term investments, and assets not directly attributable to a specific segment.

Summarized financial information for business segment is as follows (in thousands):

                                                          1997                  1996                1995

Net Sales and revenues:
  Electronics                                           $20,643               $16,544             $14,079
  Ultrasonics                                             3,874                 4,611               4,346
  Video Products                                           -                    2,080               6,998
  Corporate                                                (142)                  813               3,443
                                                  --------------------- --------------------- -----------------
                                                         $24,375               $24,048            $28,866
                                                  --------------------- --------------------- -----------------
Operating income (loss):
  Electronics                                             $2,598                $1,612             $1,113
  Ultrasonic                                                 (57)                 (563)            (1,287)
  Video Products                                           -                      (177)            (1,876)
  Corporate                                               (3,146)               (4,308)                79
                                                  --------------------- --------------------- -----------------
                                                           $(605)              $(3,436)           $(1,971)
                                                  --------------------- --------------------- -----------------
Identifiable assets:
  Dental                                                   -                     -                $14,789
  Electronics                                            $22,467               $20,886             12,842
  Ultrasonics                                              1,798                 1,911              2,458
  Corporate                                               13,412                16,001             13,590
                                                  --------------------- --------------------- -----------------
                                                         $37,677               $38,798             $43,679
                                                  --------------------- --------------------- -----------------
Depreciation, amortization & accretion:
  Electronics                                             $1,142                $1,363              $1,057
  Ultrasonics                                                 95                    76                  54
  Video Products                                           -                     -                     350
  Corporate                                                  240                   230                 627
                                                  --------------------- --------------------- -----------------
                                                          $1,477                $1,669              $2,088
                                                  --------------------- --------------------- -----------------
Capital expenditures:
  Electronics                                             $1,512                $1,239                $649
  Ultrasonics                                                234                    66                  78
  Video Products                                           -                     -                     507
  Corporate                                                   24                   123                 168
                                                  --------------------- --------------------- -----------------
                                                          $1,770                $1,428              $1,402
------------------------------------------------- --------------------- --------------------- -----------------

Export sales for 1997, 1996 and 1995 were $3,475,000, $2,658,000 and $2,262,000, respectively. Such sales were made primarily to customers in Europe and the Pacific Rim.

(17)   Investments

Digital GraphiX, Incorporated

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

Prior to May 1995, the Company reduced intercompany liabilities and increased its investment in DGI to nearly $2.3 million. As of February 29, 1996, the Company reduced the carrying value of its investment to approximately $1.26 million, and in doing so, formally discharged DGI of its obligation to pay $2.2 million. With this forgiveness of debt, the Company has realized an income tax benefit in 1996.

During 1997, the Company converted $1,047,000 of the debt portion of this investment into an equal amount of DGI's convertible preferred stock. Additionally, the Company invested $250,000 to purchase 83,334 shares of DGI's common stock to bring its total common stock investment in DGI to 235,334 shares. Subsequent to February 28, 1997, DGI sold substantially all its assets, which will enable it to repay its notes and redeem its preferred stock. Future liquidations of remaining assets are expected to allow DGI to pay its common shareholders approximately $1.00 per share. The Company expects to fully realize its entire recorded investment as a result of these events.

The Company's Chairman and President are also directors and stockholders of DGI.

Institute for Automated Systems

Included in other assets at February 28, 1997 is an investment of approximately $835,000 in a joint venture which is investing in the Institute for Automated Systems, a Russian telecommunications company that has plans to develop a data transmission network throughout Russia.

The Company's Chairman and another Director are also among a group of investors in the joint venture.

(18)   Estimated Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities are reasonable estimates of their fair value based upon their current maturities. The carrying value of marketable securities approximates fair value as determined by quoted market prices. The fair value of the investment in DGI, which is comprised of notes receivable, preferred stock and common stock, is estimated to approximate the carrying amount based upon the announcement of the sale of certain of DGI's assets as described in Note 17. The note receivable and Phoenix Shannon common stock received in connection with the sale of the Dental segment have been written off to no value which approximates fair value as estimated, based on factors affecting Phoenix Shannon's ability to repay such note.

At February 28, 1997, the Company had futures contracts to purchase 12,500 ounces of palladium through June 1997 at aggregate prices approximating market. The Company has not been subject to material gains or losses from theses contracts as they have generally been offset by the transactions being hedged. Realized market gains and losses on such contracts are also included in cost of sales.

The carrying value of short-term debt equals fair value as it reflects the market value of the corresponding precious metals in which the liability is denominated.

The carrying values of long-term debt issued by banks and capital lease obligations approximate fair value based on interest rate and repayment terms, and the extent to which the individual debts are secured. The fair value of the Company's 10.5% convertible debentures approximates carrying value based upon market interest rates, its subordinated status, and the market value of the Company's common stock in relation to the conversion feature of the debt.

It is not practicable to estimate a fair value for the redeemable preferred stock due to the terms of this security, including the cumulative nature of dividends, the right to convert the preferred shares to common shares, the possibility for increased dividends based upon the earnings of Ney, and the right for preferred stockholders as a group to elect a representative to the Company's Board of Directors. Current limitations relating to the payment of dividends and the redemption of shares also factor into the inability to reasonably estimate a fair value for this security.

Independent Auditors' Report

KPMG Peat Marwick LLP Letterhead


The Stockholders and Board of Directors
Andersen Group, Inc.:

We have audited the accompanying consolidated balance sheets of Andersen Group, Inc. and subsidiaries as of February 28, 1997 and February 29, 1996 and the related consolidated statements of operations, common and other stockholders' equity and cash flows for each of the years in the three-year period ended February 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Andersen Group, Inc. and subsidiaries at February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 1997 in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP


Hartford, Connecticut
April 8, 1997

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                                     PART III

Certain information required by Part III is omitted from this Report in that the Registrant has filed a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated by reference to the Registrant's 1997 Proxy Statement for Annual Meeting of Shareholders, and is incorporated by reference to the Section in Part I hereof entitled, Executive Officers of the Registrant.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the Registrant's 1997 Proxy Statement for Annual Meeting of Shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT.

The information required by this Item is incorporated by reference to the Registrant's 1997 Proxy Statement for Annual Meeting of Shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to the Registrant's 1997 Proxy Statement for Annual Meeting of Shareholders.

                                                      PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                     REPORTS ON FORM 8-K.

(a)1. Consolidated Financial Statements applicable to the Registrant contained in Item 8:

          Consolidated Balance Sheets                                                       Pages
             as of February 28, 1997 and February 29, 1996                                   18
          Consolidated Statements of Operations
             for the years ended February 28, 1997, February 29, 1996 and
             February 28, 1995                                                               19
          Consolidated Statements of Common and Other Stockholders' Equity
             for the years ended February 28, 1997, February 29, 1996
             and February 28, 1995                                                           20
          Consolidated Statements of Cash Flows
             for the years ended February 28, 1997, February 29, 1996
             and February 28, 1995                                                           21
          Notes to Consolidated Financial Statements                                      22-32
          Independent Auditor's Report                                                       33

(a)2.  Consolidated Financial Statement Schedules:

         Schedule
         I  Condensed Financial Information                                               F-1 to F-5
         II Valuation and Qualifying Accounts                                                    F-6

         Note: Schedules other than those listed above, are omitted as not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

(a)3.    Exhibits required by Item 601 of Regulation S-K:

Exhibit
  No.                Description

3.1 Amendedand Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended February 29, 1992 (Commission File No. 0-1460).

3.2     Amended and Restated By-Laws of the Registrant as of April 18, 1997.*


4.1 Indenture, dated as of October 15, 1982, between the Registrant and Hartford National Bank and Trust Company (predecessor to Fleet National Bank, N.A., The Connecticut National Bank and Shawmut Bank, N.A.), as Trustee, in respect of $10,000,000, aggregate principal amount, 10-1/2% Convertible Subordinated Debentures Due 2002, incorporated herein by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-4
        (Commission File No. 33-38646) effective January 31, 1991.

10.1 Guaranty and Indemnification Agreement, dated as of November 1, 1979, between the Registrant and American Re-Insurance Company incorporated herein by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 1979 (Commission File No. 0-1460).

10.2 Loan Agreement, dated December 20, 1983, between the Connecticut Development Authority and the Registrant, incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4 (File No. 33-38646) effective January 31, 1991.

10.3 Security Agreement, dated December 20, 1983, between the Registrant and the Connecticut Development Authority, incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-4 (File No. 33-38646) effective January 31, 1991.

10.4 Construction and Open-End Mortgage Deed from the Registrant to the Connecticut Development Authority and assigned to the Connecticut National Bank, dated December 20, 1983, incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-4 (File No. 33-38646) effective January 31, 1991.

10.5 Andersen Group, Inc. Incentive Stock Option Plan incorporated herein by reference to Appendix A to the Registrant's Post-Effective Amendment No.1 to Form S-8 (File No. 333-17659) filed February 27, 1997.

10.6 Andersen Group, Inc. Incentive and Non-Qualified Stock Option Plan incorporated herein by reference to Appendix B to the Registrant's Post-Effective Amendment No. 1 to Form S-8 (File No.333-17659) filed February 27, 1997.

10.7 Deferred Compensation Agreement, entered into as of September 30, 1992, by and between the Registrant and Francis E. Baker, incorporated herein by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995 (Commission File No. 0-1460).

10.8    Letter Agreement, dated March 7, 1993, between the Registrant and Ronald
        N. Cerny, incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995 (Commission File No. 0-1460).

10.9 Letter Agreements, dated February 23, 1995 and March 20, 1995, between the Registrant and Ronald N. Cerny.

10.10 Asset Purchase Agreement among Phoenix Shannon p.l.c., Andersen Group, Inc., The J.M. Ney Company and Ney Dental International, Inc. dated as of August 10, 1995, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ending August 31, 1995 (Commission file No. 0-1460).

10.11 Amendment No. 1 to Asset Purchase Agreement by and among Phoenix Shannon p.l.c., The J.M. Ney Company, Andersen Group, Inc. and Ney Dental International, Inc. made as of October 30, 1995, incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K dated December 13, 1995 (Commission file No. 0-1460).

10.12 Amendment No. 2 to Asset Purchase Agreement by and among Phoenix Shannon p.l.c., The J. M. Ney Company, Andersen Group, Inc., and Ney Metals, Inc.(f/k/a Ney Dental International, Inc.) made as of
        October 30, 1995, incorporated herein by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K dated December 13, 1995 (Commission file No. 0-1460).

10.13 Revolving Credit and Deferred Payment Sales Agreement by and among The J. M. Ney Company, Bank of Boston, Connecticut and Rhode Island Hospital Trust National Bank made as of the 8th day of October 1996*

21.     Subsidiaries of the Registrant. *

23.      Accountant's Consent.*

27.1     Financial Data Schedule. *

27.2     Restated Financial Data Schedule. *


(b)      Reports on Form 8-K.
         None.


*Filed herein

-------------------------------------------------------------------------

-------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDERSEN GROUP, INC.                     ANDERSEN GROUP, INC.
Registrant                               Registrant

/s/ Francis E. Baker                     /s/ Robert P. Belcher
Francis E. Baker                         Robert P. Belcher, Treasurer
President                                and Chief Financial Officer
May 28, 1997                             May 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                DATE

                                         Chairman
/s/ Oliver R. Grace, Jr.                 and                  May 28, 1997
---------------------
Oliver R. Grace, Jr.                     Director

                                         President, Chief
/s/ Francis E. Baker                     Executive Officer    May 28, 1997
Francis E. Baker                         and Director

/s/ Peter N. Bennett                                          May 27, 1997
Peter N. Bennett                         Director

/s/ John S. Grace                                             May 28, 1997
John S. Grace                            Director

/s/ Louis A. Lubrano                                          May 28, 1997
Louis A. Lubrano                         Director

/s/James J. Pinto                                             May 27, 1997
--------------------
James J. Pinto                           Director

KPMG Peat Marwick, LLP Letterhead


                                           INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Andersen Group, Inc.:

Under date of April 8, 1997, we reported on the consolidated balance sheets of Andersen Group, Inc. and subsidiaries as of February 28, 1997 and February 29, 1996 and the related consolidated statements of operations, common and other stockholders' equity and cash flows for each of the years in the three-year period ended February 28, 1997, which are included in the Annual Report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index under Part IV,
Item 14. The financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG Peat Marwick LLP
Hartford, Connecticut
April 8, 1997

                                               ANDERSEN GROUP, INC.
                                   Schedule I - Condensed Financial Information
                                                 of the Registrant

                                            Consolidated Balance Sheet
                                                 February 28, 1997
                                              (amounts in thousands)

------------------------------------------------------------------------- ------------------------------
Assets
Current assets:
Cash and cash equivalents                                                                         $2,304
Marketable securities                                                                              5,345
Accounts and other receivables,
   less allowance for doubtful accounts                                                               53
Prepaid expenses and other assets                                                                    390
------------------------------------------------------------------------- ------------------------------
Total current assets                                                                               8,092
------------------------------------------------------------------------- ------------------------------
Investment in The J. M. Ney Company                                                               15,107
Investment in Digital GraphiX, Incorporated                                                        1,346
Property, plant and equipment, net                                                                 2,748
Other assets                                                                                       1,225
------------------------------------------------------------------------- ------------------------------
                                                                                                 $28,518
------------------------------------------------------------------------- ------------------------------
Liabilities, Redeemable Convertible Preferred
    Stock and Common and Other Stockholders' Equity
Current liabilities:
Current maturities of long-term debt                                                               $ 586
Accounts payable                                                                                     101
Due to The J. M. Ney Company                                                                         316
Accrued liabilities                                                                                1,765
Deferred income taxes                                                                                564
------------------------------------------------------------------------- ------------------------------
Total current liabilities                                                                          3,332
------------------------------------------------------------------------- ------------------------------
Long-term debt, less current maturities                                                            6,540
Deferred income taxes                                                                                108
Commitments and contingencies
Redeemable cumulative convertible preferred
     Stock, no par value; authorized 800,000 shares;
     issued 789,628 shares; outstanding 265,192
     shares;liquidation preference $18.75 per share                                                4,891
------------------------------------------------------------------------- ------------------------------
Common and other stockholders' equity: Preferred stock,
    no par value; authorized 200,000 shares Common stock,
    no par value; authorized 6,000,000 shares, issued 1,958,478 shares                             2,103
Additional paid-in capital                                                                         3,248
Retained earnings                                                                                  8,386
------------------------------------------------------------------------- ------------------------------
                                                                                                  13,737
Treasury stock, at cost, 24,000 shares                                                               (90)
------------------------------------------------------------------------- ------------------------------
Total common and other stockholders' equity                                                       13,647
------------------------------------------------------------------------- ------------------------------
                                                                                                 $28,518
------------------------------------------------------------------------- ------------------------------

See accompanying notes to condensed financial information.
                                                        F-1

                                             ANDERSEN GROUP, INC.
                                    Schedule I Condensed Financial Information
                                                 Of the Registrant

                                         Condensed Statement of Operations
                                           Year ended February 28, 1997
                                   (amounts in thousands, except per share data)


------------------------------------------------------- -----------------------------------

Revenues:
Investment and other income                                                          $ 267
Equity in earnings of The J. M. Ney Company                                          1,311
------------------------------------------------------- -----------------------------------
                                                                                     1,578
------------------------------------------------------- -----------------------------------
Costs and expenses:
General and administrative                                                           2,280
Interest expense                                                                       777
------------------------------------------------------- -----------------------------------
                                                                                     3,057
------------------------------------------------------- -----------------------------------
Loss from continuing operations
     Before income taxes                                                            (1,479)
Income tax benefit                                                                   1,778
------------------------------------------------------- -----------------------------------
Net income                                                                             299
Preferred dividend requirement                                                        (411)
Reversal of preferred dividend                                                         134
------------------------------------------------------- -----------------------------------
Income applicable to common shares                                                    $ 22
------------------------------------------------------- ----------------------------------
Earnings per share                                                                   $0.01

------------------------------------------------------- ----------------------------------

See accompanying notes to condensed financial information.

                                    ANDERSEN GROUP, INC.
                  Schedule I - Condensed Financial Information of the Registrant

                           Condensed Statement of Cash Flows
                               Year ended February 28, 1996
                                   (amounts in thousands)

----------------------------------------------------------- -----------------------------------
Cash flows from operating activities:
Net income                                                                                $299
Adjustments to reconcile net income to net cash used for operating activities:
Equity in earnings of The J. M. Ney Company                                             (1,311)
Depreciation, amortization and accretion                                                    167
Deferred income taxes                                                                       105
Net (gains) losses  from securities                                                       1,149
Purchases of securities                                                                  (1,625)
Proceeds from sales of securities                                                           526
Investment in Digital GraphiX                                                               (87)
Changes in operating assets and liabilities
Accounts and notes receivable                                                               652
Prepaid expenses and other assets                                                          (184)
Accounts payable, accrued liabilities and other
long-term obligations                                                                      (654)
----------------------------------------------------------- ------------------------------------
Net cash used for operating activities                                                     (963)
----------------------------------------------------------- ------------------------------------
Cash flows from investing activities:
Purchase of property, plant and equipment                                                   (7)
----------------------------------------------------------- ------------------------------------
  Net cash used for investing activities                                                    (7)
----------------------------------------------------------- ------------------------------------
Cash flows from financing activities:
Principal payments on long-term debt                                                     (1,178)
Redemptions of preferred stock                                                             (392)
Dividends received from The J. M. Ney Company                                             1,150
----------------------------------------------------------- ------------------------------------
 Net cash used for financing activities                                                    (420)
----------------------------------------------------------- ------------------------------------
 Net decrease in cash and cash equivalents                                               (1,390)
 Cash and cash equivalents, beginning of year                                             3,964
----------------------------------------------------------- -----------------------------------
 Cash and cash equivalents, end of year                                                  $2,304
----------------------------------------------------------- -----------------------------------
Supplemental disclosure of cash flow information
Cash paid for:
 Interest                                                                                 $ 803
 Income taxes, net                                                                        $  85
----------------------------------------------------------- -----------------------------------

        See accompanying notes to condensed financial information.

                                                ANDERSEN GROUP, INC
                                   Schedule I - Condensed Financial Information
                                                 of the Registrant

                                     Notes to Condensed Financial Information
                                                 February 28, 1997
NOTE 1 - GENERAL

The Condensed Financial Information presented herein is required for 1997 only because the Registrant's majority owned subsidiary, The J. M. Ney Company (Ney), entered into a Revolving Credit and Deferred Payment Sales Agreement with two banks in October 1996, which contained covenants that limit the transfer of cash and other resources from Ney to the Registrant.

The Condensed Financial Information of the registrant should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements which are included in Item 8 herein. The Condensed Financial Information of the Registrant include the accounts of two wholly owned subsidiaries which are immaterial to the Registrant's Condensed Financial Information.

NOTE 2 - TRANSACTIONS WITH AFFILIATES

The Registrant and its majority owned subsidiaries share certain administrative services. The costs of these services are allocated to the entity which receives the service. The following are among the types of services provided to the Registrant by Ney: maintenance, accounting, human resources, management information systems and the rental of office space in Ney's facility. Services provided by the Registrant to Ney include the following: legal, tax, and the rental of manufacturing and office space in the Registrant's principal executive offices. In addition, during 1997 Ney paid the Registrant interest for the cost of capital used by Ney.

In connection with Ney entering into the Revolving Credit and Deferred Payment Sales Agreement referred to above, the Registrant and Ney entered into a Tax Sharing Agreement, effective as of March 1, 1996, which requires Ney to pay the Registrant an amount which may be equal to the maximum allowable amount of any Federal and State income taxes for which Ney or any of its subsidiaries would have been liable for in the particular year. The Tax Sharing Agreement does not require any adjustments to be made for deferred taxes and no such adjustments were made for the fiscal year ending February 28, 1997. The Registrant files a consolidated Federal income tax return with its subsidiaries.

NOTE 3 - LONG TERM DEBT

Long-term debt consists of the following (in thousands):
                                                                                      February 28, 1997



Mortgage note  payable due June 2001;  Interest at Varying  rates from 60-68% of the prime rate, as defined, 5.4% at February 28, 1997, payable semi
     -annually; semi-annual principal payments in escalating amounts from $59 in
     1997 to $78 at maturity; further secured by personal property                   $ 575
Convertible subordinated debentures, due October 2002;
     Interest at 10.5%, payable semi-annually; annual principal payments in
     varying amounts through majority, unsecured                                     6,287
Other                                                                                  264
                                                                                   -------
                                                                                     7,126
Less current maturities                                                                586
                                                                                   --------
                                                                                     $6,540
                                                                                   --------

The terms of the convertible subordinated debentures call for the annual redemption of $834,000 face value of debentures, either through open market purchases or mandatory sinking fund payments. The Company may also make an additional optional sinking fund payment of $834,000. The debentures are convertible into common stock of the Company at any time prior to maturity, unless previously redeemed, at $16.17 per share, subject to adjustment under certain conditions. At February 28, 1997, 388,806 shares of common stock were reserved for conversion.

Certain of the debt agreements contain restrictive covenants which limit, among other things, mergers or consolidations, sales of assets, additional long term debt, payments of dividends and stock repurchases. Under the terms of the10.5% Convertible Subordinated Debentures, the Company had been restricted from repurchasing stock or paying dividends since April 15, 1993 until such time as the

Company's cumulative earnings, as defined, reach specified amounts. During 1997, the Company obtained the consent of a majority of the holders of these debentures to repurchase up to $6,000,000 of its capital stock.

Maturities of long-term debt for each of the next five fiscal years are as follows (in thousands):

                                  1998                                $586
                                  1999                                 974
                                  2000                                 986
                                  2001                                 999
                                  2002                                 876
                               Thereafter                            2,705
                                                                 ----------
                                                                     $7,126
                                                                 ----------

NOTE 4 - REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED STOCK

See Note 9 to the Registrant's Consolidated Financial Statements for the fiscal year ended February 28, 1997 contained in Item 8 herein.

NOTE 5 - CASH DIVIDENDS

The amount of cash dividends paid to the Registrant by Consolidated Subsidiaries during fiscal 1997 was approximately $1,150,000.

                              Andersen Group, Inc.
                 Schedule II - Valuation and Qualifying Accounts
                                              (Amounts in thousands)

                            -----Additions-----------
                                            Balance         Charged to           Charged                               Balance
                                           beginning         costs and          to other                                 end
    Description                             of year          expenses            account        Deductions             of year
February 28, 1997
Allowance for doubtful
    accounts                                    $124                76                             (10))a)                $190
Reserve for returns                               $0                95                                                    $ 95
Warranty reserve                                $100               (30)                                                   $ 70
------------------------------------------------------------------------------------------------------------------------------

February 29, 1996
Allowance for doubtful
    accounts                                    $360               97            (287)(c)          (46)(a)                $124
Warranty reserve                                $ 65               35                                                     $100
Discontinued operation                           $63                                               (63)(d)                  $0
Deferred income tax
    valuation allowance                         $483             (483)                                                      $0
------------------------------------------------------------------------------------------------------------------------------

February 28, 1995
Allowance for doubtful
    accounts                                    $427               47             (31)             (83)(a)               $360
Warranty reserve                                  $0               65                                                     $65
Discontinued operation                            $0               41              31              (9)(a)                 $63
Deferred income tax
    valuation allowance                         $458               25                                                    $483
------------------------------------------------------------------------------------------------------------------------------

(a) Write offs net of recoveries.
(b) Offset of discontinued operation losses.
(c) Transferred in connection with sale of certain assets of Dental Segment.
(d) Eliminated in connection with reduction in stock ownership of DGI in May
    1995.

                           EXHIBIT INDEX

  No.                               Description                         Page No.


3.2      Amended and Restated By-Laws.                                       E-2

10.13    Revolving Credit and Deferred Payment Sales Agreement by and
         Among The J. M. Ney Company, Bank of Boston Connecticut
         And Rhode Island Hospital Trust National Bank made as of the 8th
         Day of October 1996.                                                E-3

21.      Subsidiaries of the Registrant.                                     E-4

23.      Accountant's Consent.                                               E-5

27.1     Financial Data Schedule.                                            E-6

27.2     Restated Financial Data Schedule.                                   E-7