Form 10-Q
period 1997-05-31
ANDERSEN GROUP INC
filed 1997-07-03
CIK 6383

UNITED STATES

                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997
                                                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                                          Commission file number: 0-1460


(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)
CONNECTICUT 06-0659863

                                               ANDERSEN GROUP, INC.
                              1280 Blue Hills Avenue, Bloomfield, CT 06002-1374
                                               (860) 242-0761

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

     As of June 30, 1997, there were 1,934,478 shares of the Registrants no par value common stock outstanding.

Title                                            Outstanding

Common Stock, no par value        Authorized 6,000,000 shares; Issued 1,958,478

                                               ANDERSEN GROUP, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                       Page No.

Part I - Financial Information

         Item 1   Financial Statements:

         Consolidated Balance Sheets
                  May 31, 1997 and February 28, 1997                     3

         Consolidated Statements of Operations for the
                  Three Months Ended May 31, 1997 and 1996               4

         Consolidated Statements of Cash Flows for the
                  Three Months Ended May 31, 1997 and 1996               5

         Notes to Consolidated Financial Statements                      6-7

         Managements Discussion and Analysis of
                  Financial Condition and Results of Operations          7-8



Part II - Other Information

         Item 1 - Legal Proceedings                                      8-9

         Item 3 - Defaults Upon Senior Securities                        9

         Item 6 - Exhibits and Reports on Form 8-K                       9

         Signatures                                                      10

Part I.  Financial Information
Item 1.  Financial Statements
                                               ANDERSEN GROUP, INC.
                                            Consolidated Balance Sheets
                                                  (In thousands)

                                                                                      May 31,                      February 28,
                                                                                      1997                        1997
ASSETS
                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                                         $ 2,866                    $ 3,219
   Marketable securities                                                               5,935                      5,345
   Accounts and other receivables less
     allowances of $218 and $190                                                       3,829                      2,773
   Inventories                                                                         9,578                      9,040
   Prepaid expenses and other assets                                                     174                        516
                                                                                         ---                        ---
Total current assets                                                                  22,382                     20,893
                                                                                      ------                     ------

Property, plant and equipment                                                         21,660                     20,946
Accumulated depreciation                                                             (11,988)                   (11,610)
                                                                                    --------                    -------
                                                                                       9,672                      9,336
                                                                                       -----                      -----

Prepaid pension expense                                                                4,335                      4,274
Investment in Digital GraphiX                                                            280                      1,346
Investment in Institute for Automated Systems                                            869                        835
Other assets                                                                           1,304                        993
                                                                                       -----                        ---
                                                                                     $38,842                    $37,677
                                                                                     -------                    -------

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND COMMON AND OTHER STOCKHOLDERS' EQUITY
Current liabilities
   Current maturities of long term debt                                                  778                        773
   Short term debt                                                                     2,815                      2,305
   Accounts Payable                                                                    1,619                      1,398
   Other current liabilities and deferred income
    taxes                                                                              4,238                      4,234
                                                                                       -----                      -----
Total current liabilities                                                              9,450                      8,710
                                                                                       -----                      -----

Long term debt, less current maturities                                                6,931                      7,041
Other long term obligations                                                            1,481                      1,121
Deferred income taxes                                                                  2,290                      2,267

Commitments and contingencies (Note 6)

Redeemable cumulative convertible preferred
                                                                                       4,902                      4,891
stock

Common and Other Stockholders' equity:
   Common stock                                                                        2,103                      2,103
   Additional paid-in capital                                                          3,248                      3,248
   Retained earnings                                                                   8,527                      8,386
   Treasury stock                                                                        (90)                       (90)
                                                                                         ---                        ---
Total common and other stockholders' equity                                           13,788                     13,647
                                                                                      ------                    -------
                                                                                     $38,842                    $37,677

See accompanying notes to consolidated financial statements.

                                               ANDERSEN GROUP, INC.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)


                                                                                Three months ended May 31,
                                                                                1997               1996
Revenues:

Net sales                                                                        $7,468             $7,389
   Investment and other income                                                      290                661
                                                                                    ---                ---

                                                                                  7,758              8,050
                                                                                  -----              -----

Costs and expenses:
   Cost of sales                                                                  4,803              4,656
   Selling, general and administrative                                            1,877              1,804
   Research and development                                                         417                361
   Interest expense                                                                 228                198
                                                                                    ---                ---

                                                                                  7,325              7,019
                                                                                  -----              -----

Income before income taxes                                                          433              1,031
Income tax expense                                                                  166                412
                                                                                    ---                ---

Net income                                                                          267                619
Preferred dividend requirement                                                     (126)              (142)
                                                                                   ----               ----

Income applicable to common shares                                                $ 141               $ 477
                                                                                  =====               =====

Earnings per common share:
   Income per common share                                                        $ 0.07              $ 0.25
                                                                                  ======              ======


See accompanying notes to consolidated financial statements.


                                               ANDERSEN GROUP, INC.
                                       Consolidated Statements of Cash Flows
                                                  (In thousands)
                                                    (unaudited)

                                                                                Three months ended May 31,
                                                                                     1997                1996

Cash flows from operating activities:
Net income                                                                           $ 267               $ 619
Adjustments to reconcile net income
to net cash used for operating activities
   Depreciation, amortization and accretion                                            384                 370
   Deferred income taxes                                                                23                   -
   Pension income                                                                      (61)                (62)
   Net gains from marketable securities
    and investments                                                                    (78)               (429)
   Purchases of marketable securities                                                 (512)               (695)
   Sales of marketable securities                                                        -                 135
   Proceeds from redemption of Digital GraphiX
    investment                                                                        1,066                  -

Changes in operating assets and liabilities:
   Accounts and notes receivable                                                     (1,056)              (680)
   Inventories                                                                         (538)             1,593
   Prepaid expenses and other assets                                                    354               (339)
   Accounts payable                                                                     106             (1,742)
   Accrued expenses and other long term
    obligations                                                                           1                384
                                                                                          -                ---

   Net cash used for operating activities                                               (44)              (846)
                                                                                        ---               ----

Cash flows from investing activities
   Purchases of property, plant and equipment, net                                     (714)              (475)
                                                                                       ----               ----

   Net cash used for investing activities                                              (714)              (475)
                                                                                       ----               ----

Cash flows from financing activities:
   Principal payments on long term debt                                                (105)               (29)
   Issuance of short term debt, net                                                     510                  -
   Capitalized lease obligations incurred                                                 -                211
                                                                                          -                ---

   Net cash provided by financing activities                                            405                182
                                                                                        ---                ---

   Net decrease in cash and cash
      equivalents                                                                      (353)            (1,139)
   Cash and cash equivalents - beginning of
      period                                                                           3,219             4,116
                                                                                       -----            ------

   Cash and cash equivalents - end of period                                          $2,866            $2,977
                                                                                     ======            ======


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Accounting Policies

     The accompanying interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Andersen Group, Inc. and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 1997. The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. In addition, certain reclassifications have been made to the prior period financial information so that it conforms to the current period presentation.


(2)       Marketable Securities

     During the fourth quarter of the prior fiscal year and the three months ended May 31, 1997, the Company invested a total of $1,000,000 in a portfolio of Russian equity securities managed by a third party investment advisor. The reported market value of these securities at May 31, 1997 was approximately $1,672,000. However, due to concerns regarding the volatility of the Russian market and liquidity issues, the Company has recorded these securities, net of a reserve, at a value of approximately $1,070,000. This reserve will be evaluated periodically and adjusted based upon an assessment of the market conditions and the composition of the investments within the portfolio.

(3)       Inventories

Inventories consisted of the following:

                                                                            (In thousands)
                                                               May 31,            February 28,
                                                                1997                  1997
                                                                ----                  ----
         Raw materials                                         $ 2,830              $ 3,111
         Work in process                                         4,006                3,877
         Finished goods                                          3,645                2,955
                                                                 _____               ______
                                                                10,481                9,943

         LIFO Reserve                                              903                  903
                                                                   ---                  ---
                                                               $ 9,578              $ 9,040
                                                               =======              =======


(3)      Income Taxes

     Income tax expense represents an estimate of the effective income tax rate for the current fiscal year.

(4)      Dividends

     The Companys cumulative convertible preferred stock (Preferred Stock) is entitled to accrue quarterly dividends ranging from $.1875 to $.4375 per share, based upon the operating income (as defined) of The J.M. Ney Company (Ney), a wholly-owned subsidiary of the Company. Due to restrictions in the Companys debt covenants as discussed below, no dividends were declared on the Preferred Stock during the three month period ended May 31, 1997, although they were accrued at the rate of $.4375 per share.

     Under the terms of the Indenture applicable to the Companys 10 1/2% Convertible Subordinated Debentures, the Company has been restricted from paying dividends on its capital stock since April 1993 and the Company anticipates that it will be precluded from paying the quarterly Preferred Stock dividend for the foreseeable future. Through May 31, 1997, approximately $1,050,000 has been accrued for this arrearage. (For further information concerning the Companys ability to pay dividends on or purchase or redeem its capital stock,see the Liquidity and Capital Resources Section of Managements Discussion and Analysis of Results of Operations and Financial Condition and Part II, Item 3--Defaults Upon Senior Securities, below).

(5)      Earnings Per Share

     Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding. Fully diluted net income per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive. For the three months ended May 31, 1997, the effect of such conversions has been antidilutive.

     In February 1997, the Financial Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), effective for periods ending after December 15, 1997. This statement will replace the presentation of primary earnings per share (EPS) with basic EPS, and fully diluted EPS with diluted EPS. For the quarter ended May 31, 1997, basic EPS would have been unchanged from that which is presented as primary EPS.

(6)      Contingencies

     Ney is contingently liable under a $500,000 standby letter of credit issued by its primary lending bank.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     REVENUES. Revenues for the three months ended May 31, 1997 totaled $7,758,000, which was 3.6% lower than total revenues recorded during the comparable period in the prior fiscal year. This net decrease represents the net of a 1.1% increase in sales and a $371,000 decline in investment and other income.

     Sales were only modestly higher as the Electronics segment had sales equal to last years record sales level, while the Ultrasonics segment recovered from the impact of a slowdown in the semiconductor industry that had dampened its sales in the third and fourth quarters of the prior fiscal year, and generated sales during the fiscal quarter that were 4.7% higher than the record sales levels of last years first quarter.

     Investment and other income during the quarter was 56.1% lower than the prior year primarily due to modest declines in the values of the investment in certain financial institutions, and to prior year appreciation of $350,000 in the value of Phoenix Shannon common stock. The prior years gain later proved to be temporary, as the entire Phoenix Shannon investment was written off in last years second and third quarters.

     COST OF SALES. Cost of sales during the three months ended May 31, 1997 were 3.2% higher than those recorded during the same period in the prior fiscal year. Such costs represent a decline in gross margin from 37.0% to 35.7%. Prior years margins were unusually high due to favorable purchase prices for certain precious metals, while the current years expenses reflect costs incurred to accommodate anticipated future growth.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three-month period ended May 31, 1997 increased by 4.0% over the prior year which is consistent with general cost increases in certain elements of these costs.

     RESEARCH AND DEVELOPMENT EXPENSES. During the three month period ended May 31, 1997, research and development costs totaled 5.6% of sales, versus an expense level of 4.9% during the prior fiscal quarter. On an absolute basis, these costs increased 15.5% from the prior years three-month period consistent with the Company's objectives.

     INTEREST EXPENSE. Interest expense of $228,000 during the three months ended May 31, 1997 was 15.2% higher than interest recorded in the comparable period of the prior fiscal year. Reductions in term debt in the prior year's third and fourth quarters were offset by borrowings under the revolving credit facility which Ney utilizes to fund working capital. Financings of precious metals represented a portion of these borrowings. During the first quarter, the effective borrowing costs on palladium and platinum increased reflecting market conditions caused by the absence of shipments of these metals to the world market from Russia.

     INCOME TAX EXPENSE. Income taxes have been accrued based on estimated effective tax rates ranging from 38 to 40%.

     PREFERRED DIVIDEND REQUIREMENT. The preferred dividend requirement for the three month periods ended May 31, 1997 and 1996 each reflect the accrual at the maximum rate of $.4375 per preferred share. Due to preferred stock purchases in the fourth quarter of the prior fiscal year, fewer shares were outstanding in the current year, which resulted in a lower dividend accrual and a lower accretion of the issuance discount.

     LIQUIDITY AND CAPITAL RESOURCES. At May 31, 1997, the Company's cash, cash equivalents and marketable securities totaled $8,801,000, which is an increase of $237,000 from the February 28, 1997 balance. During the quarter the Company received payment for the preferred stock portion of its investment in Digital GraphiX, Incorporated, which was partially offset by higher receivable and inventory levels. Certain aspects of working capital growth and capital expenditures, including expenditures to accommodate the expansion of Ney's tooling capabilities, were financed by short-term borrowing. During May and June 1997, the market prices and financing rates for platinum and palladium increased significantly due to shortages resulting from an absence of shipments of theses metals to the world market from Russia. This market condition has affected Ney's cost of these raw materials, including increased procurement premiums, purchasing terms and financing costs, particularly as it relates to hedging metals acquired by Ney's Refining operations. While Ney believes its ability to pass on these increased costs, coupled with other hedging programs, will limit the impact of these market conditions, there can be no assurances that future periods will not be affected. Ney believes that the continuation of the market conditions will not adversely affect the demand for its products in the near term, but may result in increased competition for substitute products longer term.

     The Company believes that funds from operations, sales of existing investments or businesses and potential future refinancing will be sufficient to meet its anticipated working capital and debt service requirements for the foreseeable future, but there can be no assurance as to the availability of future financing or the terms thereof.
     The Indenture relating to the Company's 10.5% Convertible Subordinated Debentures contains a covenant restricting the payment of dividends, on or repurchases or redemption of the Company's capital stock. As the result of preferred stock repurchases and losses incurred in recent years, the Company is currently prohibited by such covenant (except as provided by a Capital Stock Purchase Program which had been approved by a majority of the non-affiliated bondholders that solely permits the Company to purchase up to $6.0 million of capital stock) from making such payments on the Preferred Stock or the Common Stock until such time as the sum of (i) the aggregate cumulative consolidated net income; (ii) the aggregate net cash proceeds received by the Company from sales of shares of its capital stock for cash; and (iii) the aggregate net cash proceeds received by the Company from the sales of indebtedness of the Company convertible into stock of the Company, to the extent such stock has been converted into stock of the Company (collectively, Consolidated Net Income) exceeds the sum of the aggregate amount of all dividends declared and all such other payments and distributions on account of the purchase, redemption or other retirement of any shares of stock of the Company (collectively, Distributions). As of May 31, 1997, Distributions exceeded Consolidated Net Income by approximately $4,015,000.

         Part II.  Other Information

Item 1.  Legal Proceedings

     As previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 1997, in July 1996 two lawsuits were filed in the United States District Court for the District of New Jersey, MORTON INTERNATIONAL, INC.
V. A.E. STALEY MFG. CO. ET AL, and VELSICOL CHEMICAL CORP. V. A.E. STALEY MFG. CO. ET AL, in which Morton and Velsicol, assert a private right of action pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) against approximately 95 companies relating to the Ventron/Velsicol Superfund Site located in Wood Ridge and Carlstadt, New Jersey (the Site). In addition in December 1996, Morton and Velsicol filed a First Amended Complaint, alleging an alternative basis for liability under the Resource Conservation and Recovery Act (RCRA). Specifically, the plaintiffs allege that Ney is a generator of hazardous substances, which were ultimately processed at the Site and contributed to the alleged contamination at the Site. The suits, which duplicate each other in all material aspects, seek to recover the plaintiff's unspecified past and future costs of remediation of the Site. The investigation at the Site to determine the extent of contamination has not been completed and no plan for redemediation has been developed. The plaintiffs have not been able to provide the defendants with any confirmed figures with respect to past costs and no figures at all for its future costs.

     Based on preliminary disclosure of information relating to the claims asserted in the complaints made by plaintiffs and defendants in January, 1997, Ney is one of the smaller parties to have had any transactions with one of the plaintiff's predecessors in interest. However, at the time, there is insufficient information to determine the appropriate allocation of costs between or among the defendants group, if liability to the generator defendants is ultimately proved.

     The Company continues to investigate whether any liability, which may accrue at some future date, may be subject to reimbursement in whole or in part from insurance proceeds. As of this date, the Company has no basis to conclude that the litigation may be material to the Company's financial condition or business.

Item 3.  Defaults Upon Senior Securities

     As discussed above in Note 4, Dividends, and in Management's Discussion and Analysis of Results of Operations and Financial Condition, the Company is not permitted to pay dividends on any of its capital stock. As a result of this restriction, the Company was precluded from paying the Preferred Stock dividends earned for each of the four quarters in fiscal years 1994 through 1997, respectively, and is precluded from paying the Preferred Stock dividends earned for the quarter ended May 31, 1997. These dividends are ordinarily payable within 45 days after the end of the quarter. Therefore, while the quarterly dividends for fiscal 1994 through 1997 are in arrears, the dividend for the quarter ended May 31, 1997, which was in the amount of $.4375 per share, will be in arrears on July 16, 1997. The aggregate arrearage for all dividends (including that payable on July 15, 1997) is approximately $1,050,000.

     As of October 16, 1994, the Company was in arrears for six consecutive quarters in the payment of the dividends on the Preferred Stock. The terms of the Preferred Stock provide that once the Company is in arrears on the payment of the dividends on the Preferred Stock for six consecutive quarters, the holders of the Preferred Stock, voting together as a class, are entitled to elect one additional director to the Company's Board of Directors at any annual meeting of shareholders or a special meeting held in place thereof, or at a special meeting of the holders of the Preferred Stock. If and when the dividends which are in arrears on the Preferred Stock shall have been paid or declared and set apart for payment, the rights of the holders of the Preferred Stock to elect such additional director shall cease (but always subject to the same provisions for the vesting of such voting rights in the case of any similar future arrearages in dividends), and the term of office of any person elected director by the holders of the Preferred Stock shall terminate. As of June 30, 1997, no special meeting of the preferred stockholders has been held or scheduled.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits required by Item 601 of Regulation S-K:

     Exhibit               Description

     Exhibit 27            Financial Data Schedule.

     Exhibit 27.1          Restated Financial Data Schedule Quarter
                           Ended May 31, 1996.

No reports on Form 8-K were filed during the quarter ended May 31, 1997.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDERSEN GROUP, INC.

By:      /s/ Oliver R. Grace, Jr.
         Oliver R. Grace, Jr.
         President and Chief Executive Officer

Date:    July 2, 1997



By:      /s/ Andrew M. O'Shea
         Andrew M. O'Shea
         Treasurer

Date:    July 2, 1997