Form 10-Q
period 1997-08-31
ANDERSEN GROUP INC
filed 1997-10-15
CIK 6383

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1997
                                       OR

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

                             CONNECTICUT 06-0659863

                    (Address of Principal Executive Offices)
                1280 Blue Hills Avenue, Bloomfield, CT 06002-1374
                                                  (860) 242-0761





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

There were 1,934,478 shares of the Registrants Common Stock, no par value, outstanding as of October 15, 1997.

                              ANDERSEN GROUP, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                      Page No.

Part I - Financial Information

   Item 1   Financial Statements:
        Consolidated Balance Sheets
                  August 31, 1997 and February 28, 1997                      3

         Consolidated Statements of Operations for the
                  Three and Six months Ended August 31, 1997 and 1996        4

         Consolidated Statements of Cash Flows for the
                  Six months Ended August 31, 1997 and 1996                  5

         Notes to Consolidated Financial Statements                          6

         Managements Discussion and Analysis of
                  Financial Condition and Results of Operations              7



Part II - Other Information



         Item 1 - Legal Proceedings                                          9

         Item 3 - Defaults Upon Senior Securities                           10

         Item 4 - Submission of Matters to a Vote of Security Holders       11

         Item 6 - Exhibits and Reports on Form 8-K                          11

         Signatures                                                         1

Part I.  Financial Information

Item 1.  Financial Statements




                              ANDERSEN GROUP, INC.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                                        August 31,1997          February 28, 1997
ASSETS                                                                        (Unaudited)


Current assets:
 Cash and cash equivalents                                                        $ 2,673                   $ 3,219
 Marketable securities                                                             10,267                     5,345
 Accounts and other receivables less
  allowances of $232 and $190                                                       3,450                     2,773
 Inventories                                                                        9,080                     9,040
 Prepaid expenses and other assets                                                    160                       516
                                                                                 --------                  --------
   Total current assets                                                            25,630                    20,893
                                                                                 --------                  --------

Property, plant and equipment                                                      21,954                    20,946
Accumulated depreciation                                                          (12,315)                  (11,610)
                                                                                 --------                  --------
Property, plant and equipment, net                                                  9,639                     9,336
                                                                                 --------                  --------

Prepaid pension expense                                                             4,420                     4,274
Investment in Digital GraphiX                                                         165                     1,346
Investment in Institute for Automated Systems                                         890                       835
Other assets                                                                        1,565                       993
                                                                                 --------                  --------

                                                                                 $ 42,309                  $ 37,677
                                                                                 ========                  ========

LIABILITIES, REDEEMABLE  CONVERTIBLE PREFERRED
 STOCK AND COMMON AND OTHER STOCKHOLDERS EQUITY
Current liabilities:
 Current maturities of long-term debt                                             $   478                   $   773
 Short-term debt                                                                    3,408                     2,305
 Accounts payable                                                                   1,313                     1,398
 Deferred income taxes                                                                  1,592                   564
 Other current liabilities                                                          4,176                     3,670
                                                                                  -------                   -------
   Total current liabilities                                                       10,967                     8,710
                                                                                  -------                   -------

Commitments and contingencies (Note 7)

Long-term debt, less current maturities                                             6,877                     7,041
Other long-term obligations                                                         1,635                     1,121
Deferred income taxes                                                               2,252                     2,267

Redeemable cumulative convertible preferred
  stock                                                                             4,750                     4,891
                                                                                    -----                     -----
Common and other stockholders equity:
 Common stock                                                                       2,103                     2,103
 Additional paid-in capital                                                         3,248                     3,248
 Retained earnings                                                                 10,567                     8,386
 Treasury stock                                                                       (90)                      (90)
                                                                                 --------                  --------
   Total common and other stockholders equity                                     15,828                    13,647
                                                                                --------                  --------

                                                                                 $ 42,309                  $ 37,677
                                                                                 ========                  ========


See accompanying notes to consolidated financial statements.

                              ANDERSEN GROUP, INC.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                          Three-months ended August 31,                 Six-months ended August 31,
                                               1997                 1996                     1997                 1996
Sales and revenues:
 Net sales                                  $ 6,896              $ 5,944                  $14,364              $13,333
 Investment and other
  income (loss)                               3,728                 (402)                   4,018                  259
                                            -------              ------- -                -------              -------
                                             10,624                5,542                   18,382               13,592
                                            -------              -------                  -------              -------

Costs and expenses:
 Cost of sales                                4,416                3,936                    9,219                8,592
 Selling, general and
  administrative                              2,014                1,662                    3,891                3,466
 Research and development                       403                  364                      820                  725
 Interest expense                               261                  203                      489                  401
                                            -------              -------                  -------              -------
                                              7,094                6,165                   14,419               13,184
                                            -------              -------                  -------              -------
Income (loss) before
 Income taxes                                 3,530                 (623)                   3,963                  408

 income taxes                                 3,530                 (623)                   3,963                  408
Income tax (expense)
 Benefit                                     (1,419)                 249                   (1,585)                (163)
                                            -------              -------                  --------             -------
 benefit                                     (1,419)                 249                   (1,585)                (163)
                                            -------              -------                  -------              -------
Net income (loss)                             2,111                 (374)                   2,378                  245
Reversal of
preferred                                        37                    -                       37                    -
 dividends
Preferred dividend                             (108)                (100)                    (234)                (242)
                                            -------              -------                  -------              -------
 requirement

Income (loss) applicable
 to common shares                            $2,040                ($474)                  $2,181                   $3
                                            =========            =======                  =======              =======

Earnings (loss) per common Share:
 Primary                                     $ 1.04               ($0.25)                   $1.12                $0.00
                                           --------              -------                  -------             --------

 Fully diluted                               $ 0.79               ($0.25)                   $0.91                $0.00
                                            =======              =======                  =======              =======

Weighted average common
 and common equivalent
 shares outstanding                       1,956,734            1,946,051                1,953,445            1,946,051



See accompanying notes to consolidated financial statements.

                              ANDERSEN GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                               Six-months ended August 31,
                                                                                   1997                   1996

Cash flows from operating activities:
Net income                                                                       $2,378                    $245
Adjustments to reconcile net income
 to net cash provided by (used for) operating
 activities:
   Depreciation, amortization and accretion                                         773                     734
   Deferred income taxes                                                          1,013                     (83)
   Pension income                                                                  (146)                   (124)
   Net realized and unrealized gains from
     marketable securities and investments                                       (3,603)                     92
   Purchases of marketable securities                                            (1,467)                 (1,124)
   Sales of marketable securities                                                     -                     506
Changes in operating assets and liabilities:
   Accounts and notes receivable                                                   (677)                    436
   Inventories                                                                      (40)                  1,530
   Prepaid expenses and other assets                                                342                      (1)
   Accounts payable                                                                (263)                 (2,315)
   Accrued expenses and other long-term
    obligations                                                                     445                     (88)
                                                                                 ------                 -------

   Net cash used for operating activities                                        (1,245)                   (192)
                                                                                 ------                 -------

Cash flows from investing activities:
   Purchase of property and equipment                                            (1,059)                   (797)
   Proceeds from sale of property, plant
    and equipment                                                                     -                      25
   Investments in other assets                                                      (55)                   (297)
   Proceeds from collection of long-term
     investments                                                                  1,329                       -
                                                                                 ------                --------

   Net cash provided by (used for) investing
     activities                                                                     215               (1,069)
     ----------                                                                     ---               -------



Cash flows from financing activities:
   Principal payments on long-term debt                                            (459)                   (157)
   Issuance of short-term debt, net                                                                           -
                                                                                  1,103
   Redemption of preferred stock                                                   (160)                      -
   Capitalized lease obligations incurred                                             -                     210
                                                                                -------                 -------

   Net cash provided by financing activities                                        484                      53
                                                                                ---------               -------

   Net decrease in cash and cash equivalents                                       (546)                 (1,208)
   Cash and cash equivalents - beginning of
    period                                                                        3,219                   4,116
                                                                                -------                 -------

   Cash and cash equivalents - end of period                                     $2,673                 $ 2,908
                                                                                =======                 =======

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      Accounting Policies

The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Andersen Group, Inc. and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 1997. The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements.

(2)      Marketable Securities

During the fourth quarter of the prior fiscal year and the six months ended August 31, 1997, the Company invested a total of $1,450,000 in a portfolio of Russian equity securities managed by a third party investment advisor. The reported market value of these securities at August 31, 1997 was approximately $5,098,000. However, due to concerns regarding the volatility of the Russian securities market and liquidity issues, the Company has recorded these investments net of a reserve, of $1,020,000, for a net carrying value of approximately $4,078,000. Accordingly, the Company recognized net appreciation on this portfolio of $2,558,000 and $2,628,000, respectively, for the three and six months ended August 31, 1997. This reserve, which was increased by $418,000 during the three months ended August 31, 1997, will be evaluated periodically and adjusted based upon an assessment of the market conditions and the composition of the investments within the portfolio.

(3)      Inventories

Inventories consisted of the following:

                                                                       (In thousands)
                                                        August 31,             February 28,
                                                             1997                   1997
                                                        ---------              ---------
         Raw materials                                  $   1,959              $  3,111
         Work in process                                    4,203                 3,877
         Finished goods                                     3,821                 2,955
                                                        ---------              --------
                                                            9,983                 9,943
         LIFO Reserve                                        (903)                 (903)
                                                        ---------             ---------
                                                        $   9,080              $  9,040
                                                        =========              ========

(4)      Income Taxes

Income tax (expense) benefit represents an estimate of the effective income tax rate for the current fiscal year.

(5)      Dividends

The Companys Redeemable Cumulative Convertible Preferred Stock (the Preferred Stock) is entitled to accrue quarterly dividends ranging from $.1875 to $.4375 per share, based upon the consolidated operating income (as defined) of The J.M. Ney Company (Ney), a wholly-owned subsidiary of the Company. Due to restrictions in the Companys debt covenants as discussed below, no dividends were declared on the Preferred Stock during the three and six-month periods ended August 31, 1997, although they were accrued at rates of $0.3763 and $0.8138 per share, respectively.

Under the terms of the Companys 10 1/2% Convertible Subordinated Debentures, the Company has been restricted from paying dividends on its capital stock since April 1993 and will continue to be restricted until such time as the Companys cumulative consolidated earnings, as defined, reach specified amounts. Through August 31, 1997, approximately $1,112,000 has been accrued for this arrearage. (For further information concerning the Companys ability to pay dividends on or purchase or redeem its capital stock see the Liquidity and Capital Resources section of Managements Discussion and Analysis of Financial Condition and Results of Operations, and also Part II, Item 3 - Defaults Upon Senior Securities).

(6)      Earnings Per Share

Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding. Fully diluted net income (loss) per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless anti-dilutive. (For the current fiscal year, see Exhibit 11 Statement re Computation of Per Share Earnings). The effects of the assumed conversion of convertible securities was anti-dilutive in the prior fiscal year.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), effective for periods ending after December 15, 1997. This statement will replace the presentation of primary earnings per share (EPS) with basic EPS, and fully diluted EPS with diluted EPS. For the three and six-month periods ended August 31, 1997, basic EPS would have been unchanged from that which is presented as primary EPS and diluted EPS would have been unchanged from that which is presented as fully diluted EPS.

(7)      Contingencies

Ney is contingently liable under a $500,000 standby letter of credit issued by its primary lending bank.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended August 31, 1997, the Company recorded net income applicable to common shareholders of $2,040,000 or $1.04 per share, primary, and $0.79 per share, fully diluted, as compared to a net loss of $474,000 or $0.25 per share for the comparable quarter in the prior fiscal year.

For the six months ended August 31, 1997, the Company recorded net income applicable to common shares of $2,181,000, or $1.12 per share, primary, and $0.91 per share, fully diluted. This compares with net income of $3,000, or $0.00 per share for the six months ended August 31, 1996.

REVENUES
Revenues for the three months ended August 31, 1997 totaled $10,624,000 which is a 91.7% increase from the revenues reported for the prior fiscal years second quarter. This increase represents the combination of a 16.0% increase in sales and an increase of $4,130,000 in investment and other income (loss). Through the six-month period ended August 31, 1997, revenues totaled $18,382,000, or an increase of 35.2% over the prior years comparable six-month total. Sales increases of 7.7% and an increase of $3,759,000 in investment and other income produced the year-over-year revenue growth.

During the three months ended August 31, 1997, the Company recorded significant income related to realized and unrealized investment gains from a portfolio of Russian securities. For the three and six-month periods then ended, $2,558,000 and $2,628,000, respectively of such gains were recorded, although an additional $418,000 and $1,020,000, respectively, were deferred from recognition to provide a valuation allowance to account for volatility and liquidity concerns. At August 31, 1997, the portfolio of Russian investments was recorded at a carrying value of $4,078,000, net of the aforementioned $1,020,000 valuation allowance.

Additionally, increases in unrealized gains from a portfolio of common stock primarily comprised of financial institutions, produced increases in unrealized gains of $803,000 and $812,000, respectively, for the three and six-month periods ended August 31, 1997. In the prior fiscal year, these investments produced investment gains of $48,000 and $126,000, respectively, during the comparable three and six-month periods. During the prior fiscal years first six months, the Company also recorded a $400,000 mark down in the market value of its common stock investment in Phoenix Shannon, p.l.c. This entire investment, along with a $1 million note receivable from Phoenix Shannon was subsequently written off in their entirety in the third quarter of the prior fiscal year.

Sales from the Companys operating  subsidiaries,  The J. M. Ney Company (J. M.
Ney) and Ney Ultrasonics Inc., (Ney Ultrasonics) increased by 16.0% and 7.7%, respectively, during the three and six-month periods ended August 31, 1997 over comparable periods in the prior fiscal year. The sales growth reflects three and six-month growth rates for J. M. Ney of 8.5% and 4.1%, respectively, and growth of 66.6% and 27.1%, respectively, for Ney Ultrasonics. The continued expansion of J. M. Neys manufacturing platform has supported growth in a few key customer relationships. Ney Ultrasonics continues to experience sales growth as future evidence of market acceptance of its products. At August 31, 1997, sales backlog for this division was a record $2.1 million.

COST OF SALES
Cost of sales for the three months ended August 31, 1997 reflects margins of 35.9% versus margins for the prior years second quarter of 33.8%. Year-to-date margins are 35.8%, versus 35.6% for the first half of the prior fiscal year. The short-term impact of rapid increases in the costs of palladium and platinum during the six months ended August 31, 1997 had the effect of reducing margin improvements that would have been otherwise more significant.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
---------------------------------------------
Selling, general and administrative costs during the three months ended August 31, 1997, were $352,000 or 21.2% greater than the costs incurred during the comparable period in the prior fiscal year. Year-to-date,such costs are $425,000 or 12.3% greater than the prior fiscal years first half totals. Increased personnel recruitment expenses, costs relating to a new software implementation process and increased costs at Ney Ultrasonics due to staff additions, have contributed to these expenses increasing at a rate greater than the increase in sales.

RESEARCH  AND   DEVELOPMENT   EXPENSES
--------------------------------------
Research and development costs increased 10.7% and 13.1%, respectively, during the three-month and six-month periods ended August 31, 1997 over the comparable periods in the prior fiscal year. Such increases primarily reflect increased sales activity and the continued commitment to support future sales growth.

INTEREST EXPENSE
Interest expense during the three months ended August 31, 1997 totaled $261,000, or 28.6% greater than interest expense incurred in the second quarter of the prior fiscal year. For the six-month period ended August 31, 1997, the increase in interest expense over the prior year totaled $88,000 or 21.9%. Increased borrowings at J. M. Ney to support facility expansion and capital expenditures, as well as significant increases in the borrowing rates related to a financing program for palladium and platinum, offset the lower interest costs associated with the reduction of the outstanding principal amount of the Companys 10.5% Convertible Subordinated Debentures. Although borrowing rates for palladium and platinum have come down from peak levels noted in June and July 1997, they remain at high levels of approximately 20% per annum. J. M. Ney utilizes such programs primarily to hedge its exposure on its precious metal refining activities, and has instituted additional charges to its customers to reflect these market conditions.

INCOME  TAXES
-------------
Income taxes have been accrued at rates which the Company estimates will approximate its effective income tax rate for the year. Estimates of timing differences between financial reporting and income tax reporting have been made and reflected in changes to the deferred income tax liability accounts.

PREFERRED DIVIDENDS
Preferred dividends, including the amortization of issuance discounts, totaled $108,000 for the quarter ended August 31, 1997, versus $100,000 for the prior years second fiscal quarter. This increase reflects the net of improved operating income of J. M. Ney and Ney Ultrasonics, on which the dividend calculation is based, and fewer preferred shares outstanding, due to purchases of Preferred Stock in both the fourth quarter of the prior fiscal year and the quarter ended August 31, 1997.

Such dividends total $234,000 for the six months ended August 31, 1997, versus $242,000 for the first six months of the prior fiscal year. Per share dividend accruals have increased from approximately $0.733 per preferred share for the six months ended August 31, 1996 to approximately $0.814 for the current fiscal years first six months, however, fewer outstanding preferred shares have resulted in the lower accrual.

During the quarter ended August 31, 1997, the Company purchased 8,744 shares of the preferred stock resulting in a reversal of previously accrued dividends and accreted discounts of $37,000.

LIQUIDITY AND CAPITAL RESOURCES

At  August  31,  1997,  the  Companys  cash,  cash  equivalents  and  marketable securities totaled $12,940,000, an increase of 51.1% over the total of $8,564,000 recorded at February 28, 1997. The increase is primarily the result of $2,628,000 of recorded appreciation of securities within the Companys investment portfolio of securities of Russian companies. This appreciation has been recorded net of a valuation reserve of $1,020,000 at August 31, 1997. At August 31, 1997, the net carrying value of the Russian stock portfolio was $4,078,000, while a portfolio of financial institutions was valued at
$4,439,000. In addition, appreciation totaling $812,000 in other securities within the Companys short term investment portfolio, which includes investments in financial institutions and in the common stock of Centennial Cellular (the purchaser of the Companys former cellular operations) contributed to the increase in marketable securities investments. Additional liquidity was also generated from the receipt of an initial liquidating dividend and principal payments on a note receivable from Digital GraphiX, which is now in the final stages of its liquidation.

During the first six months of the current fiscal year, the Company repurchased $300,000 principal amount of its 10.5% Convertible Subordinated Debentures, and subsequent to August 31, 1997, purchased an additional $266,0000 principal amount of such notes. Accordingly, the sinking fund requirements of the issue have been fulfilled for the current fiscal year, and a credit of $109,000 has been generated towards next years requirement of $834,000.

The Company believes that, in addition to availability under a line of credit between its primary subsidiary, J. M. Ney, and a commercial bank and under available lease lines, funds from operations and sales of existing investments will be sufficient to meet its anticipated working capital and debt service requirements for the foreseeable future.

The indenture relating to the Companys 10.5% Convertible Subordinated Debentures contains a covenant restricting the payment of dividends, on or repurchases or redemptions of the Companys capital stock. As the result of preferred stock repurchases and losses incurred in recent years, the Company is currently prohibited by such covenant (except as provided by a Capital Stock Purchase Program, which has been approved by a majority in principal amount of the non-affiliated bondholders, that solely permits the Company to purchase up to $6.0 million of capital stock) from making such payments on the Preferred Stock or the Common Stock until such time as the sum of (i) the aggregate cumulative consolidated net income; (ii) the aggregate net cash proceeds received by the Company from sales of shares of its capital stock for cash; and (iii) the aggregate net cash proceeds received by the Company from sales of indebtedness of the company convertible into stock of the Company, to the extent such stock has been converted into stock of the Company (collectively, the Consolidated Net Income) exceeds the sum of the aggregate amount of all dividends declared and all such other payments and distributions on account of the purchase, redemption or other retirement of any shares of stock of the Company (collectively, the Distributions). At August 31, 1997, Distributions exceeded Consolidated Net Income by approximately $2,065,000 and the Company had utilized approximately $550,000 of the $6.0 million available pursuant to the Capital Stock Purchase program to purchase shares of the Preferred Stock.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, estimates or plans, which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from results or plans expressed or implied by such forward-looking statements.


Part II.  Other Information


Item 1.  Legal Proceedings

As previously  reported in the Companys Annual Report on Form 10-K for the year ended February 28, 1997, in July 1996, two lawsuits were filed in the United States District Court for the District of New Jersey, MORTON INTERNATIONAL, INC. V. A.E. STALEY MFG. CO. ET AL, and VELSICOL CHEMICAL CORP.
V. A.E. STALEY MFG. CO. ET AL, in which Morton and Velsicol, assert a private right of action pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) against approximately 95 companies, including The J. M. Ney Company (Ney), relating to the Ventron/Velsicol

Superfund Site located in Wood Ridge and Carlstadt, New Jersey (the Site). In addition, in December 1996, Morton and Velsicol filed a First Amended Complaint, alleging an alternative basis for liability under the Resources Conservation and Recovery Act (RCRA). Specifically, the plaintiffs allege that Ney was among a group of companies that were generators of hazardous substances, which were ultimately processed at the Site and contributed to the alleged contamination at the Site. The suits, which duplicate each other in all material respects, seek to recover the plaintiffs unspecified past and future costs of remediation of the Site. The investigation at the Site to determine the extent of contamination has not been completed and no plan for remediation has been developed. The plaintiffs have not been able to provide the defendants with any confirmed figures with respect to past costs and no figures at all for its future costs.

Based on preliminary disclosure of information relating to the claims made by plaintiffs and defendants in January 1997, Ney is one of the smaller parties to have had any transactions with one of the plaintiffs predecessors in interest. However, at this time, there is insufficient information to determine the appropriate allocation of costs between or among the defendants, if liability to the generator defendants is ultimately proved.

The Company is investigating whether any liability, which may accrue at some future date, may be subject to reimbursement in whole or in part from insurance proceeds. As of this date, the Company has no basis to conclude whether the litigation may be material to the Companys financial condition or business. Accordingly, the Company intends to vigorously defend the lawsuit.

In August 1997, The J. M. Ney Company (Ney) was included as a defendant in an asbestos related civil action for negligence and product liability filed in the Court of Common Pleas of Allegheny County, Pennsylvania entitled, James S. Cathers and Sylvia Jean Cathers, his wife, (collectively, the Plaintiffs) v. Kerr Corporation, Whip-Mix Corporation, The J. M. Ney Company and Dentsply Corporation, Inc. (collectively, the Defendants) in which the Plaintiffs claim damages in excess of $30,000 (the jurisdictional limit) from being exposed to asbestos and asbestos products alleged to have been manufactured and supplied by the Defendants, including Neys former Dental Division, while one of the Plaintiffs worked in a dental lab from 1960 to 1986. The Plaintiffs allege that this exposure to asbestos and asbestos products caused one of the Plaintiffs to develop mesothelioma. The Plaintiffs have not provided any specific allegations of facts as to which Defendants may have manufactured or supplied asbestos and asbestos products which are alleged to have caused the injury.

The Company is investigating whether any liability, may be subject to reimbursement in whole or in part from insurance proceeds. As of this date, the Company has no basis to conclude that the litigation may be material to the Companys financial condition or business. Accordingly, the Company intends to vigorously defend the lawsuit.



Item 3.  Defaults Upon Senior Securities

As discussed above in Note 5, Dividends, and in Managements Discussion and Analysis of Results of Operations and Financial Condition Liquidity and Capital Resources, the Company is not permitted to pay dividends on its capital stock. As a result of this restriction, the Company was precluded from paying the Preferred Stock dividend earned for each of the four quarters in fiscal years 1994, 1995, 1996 and 1997, respectively, and is precluded from paying the Preferred Stock dividend earned for each of the two the quarters ended August 31, 1997. These dividends are ordinarily payable within 45 days after the end of the quarter. Therefore, while the quarterly fiscal 1994 through May 31, 1997 dividends are in arrears, the dividend for the quarter ended August 31, 1997, which was in the amount of $0.3763 per share, will be in arrears on October 16, 1997. The aggregate arrearage for all dividends (including that payable on October 15, 1997) is approximately $1,112,000.

As of October 16, 1994, the Company was in arrears for six consecutive quarters in the payment of the dividends on the Preferred Stock. The terms of the Preferred Stock provide that once the Company is in arrears on the payment of the dividends on the Preferred Stock for six consecutive quarters, the holders of the Preferred Stock, voting together as a class, are entitled to elect one additional director to the Companys Board of Directors at any annual meeting of shareholders or a special meeting held in place thereof, or at a special meeting of the holders of the Preferred Stock. If, and when, the dividends which are in arrears on the Preferred Stock shall have been paid or declared and set apart for payment, the rights of the holders of the Preferred Stock to elect such additional director shall cease (but always subject to the same provisions for the vesting of such voting rights in the case of any similar future arrearages in dividends), and the term of office of any person elected director by the holders of the Preferred Stock shall terminate. As of October 15, 1997, no special meeting of the preferred stockholders has been held or scheduled.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Registrants Annual Meeting was held on June 24, 1997 for the purpose of electing Directors.

         (b) The following Directors were elected:

                  Oliver R. Grace, Jr.
                  Francis E. Baker
                  Peter N. Bennett
                  John S. Grace
                  Louis A. Lubrano
                  James J. Pinto

         (c) Votes for and against for each Director were as follows:

          Directors Francis E. Baker, Oliver R.Grace, Jr., Louis A. Lubrano and James J. Pinto each received 1,679,337 votes for and 9,844 votes against. Directors Peter N. Bennett and John S. Grace received 1,679,037 and 1,679,333 votes for, respectively, and 10,244 and 9,848 votes against, respectively.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

     Exhibit 11.1 - Statement Re Computation of Per Share Earnings for the three months ended August 31, 1997.
     Exhibit 11.2 Statement Re Computation of Per Share Earnings for the six months ended August 31, 1997.
     Exhibit 27.1 - Financial Data Schedule for the six months ended August 31, 1997.
     Exhibit 27.2 - Amended Financial Data Schedule for the six months Ended August 31, 1996.

No reports on Form 8-K were filed during the quarter ended August 31, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDERSEN GROUP, INC.



By:      /s/ Oliver R. Grace, Jr.
         Oliver R. Grace, Jr.
         President and Chief Executive Officer

Date:    October 15, 1997



By:      /s/ Andrew M. OShea
         Andrew M. OShea
         Treasurer

Date:    October 15, 1997