Form 10-Q/A
period 1997-08-31
ANDERSEN GROUP INC
filed 1997-10-23
CIK 6383

THIS DOCUMENT IS A COPY OF EXHIBITS  11.1 AND 11.2 -  STATEMENT  RE
COMPUTATION OF PER SHARE EARNINGS FOR THE THREE AND SIX MONTH PERIODS ENDING AUGUST 31, 1997, RESPECTIVELY, AND EXHIBITS 27.1 AND 27.2 - FINANCIAL DATA SCHEDULE FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997 AND AMENDED FINANCIAL DATA SCHEDULE FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996 FILED ON OCTOBER 15, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

There were 1,934,478 shares of the Registrant's Common Stock, no par value, outstanding as of October 15, 1997.

Explanatory Note: This Amended Form 10-Q/A is being filed for the purpose of submitting the Exhibits required to be included in Item 6 of Part II - Other Information but which were unable to be filed electronically in our Form 10-Q for the Quarterly Period Ended August 31, 1997 which was filed on October 15, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-K:

           Exhibit 11.1 - Statement Re Computation of Per Share Earnings
                            for the three months ended August 31, 1997.

           Exhibit 11.2 - Statement Re Computation of Per Share Earnings for
                            the six months ended August 31, 1997.

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


         ANDERSEN GROUP, INC.



By:      /s/ Oliver R. Grace, Jr.
         Oliver R. Grace, Jr.
         President and Chief Executive Officer

Date:    October 21, 1997



         ANDERSEN GROUP, INC.



By:      /s/ Andrew M. O'Shea
         Andrew M. O'Shea
         Treasurer

Date:    October 21, 1997

                              Andersen Group, Inc.
                                   Form 10-Q/A
                     Quarterly Period Ended August 31, 1997

                                  Exhibit Index


         P  Exhibit 11.1 - Statement Re Computation of Per Share Earnings
                           for the three months ended August 31, 1997.

         P  Exhibit 11.2 - Statement Re Computation of Per Share Earnings for
                           the six months ended August 31, 1997.

         P  Exhibit 27.1 - Financial Data Schedule for the six months ended August 31, 1997.

         P  Exhibit 27.2 - Amended Financial Data Schedule for the six months ended August 31, 1996.


         P= Filed in paper pursuant to a Rule 201 temporary hardship exemption.