Form 10-Q
period 1997-11-30
ANDERSEN GROUP INC
filed 1998-01-14
CIK 6383

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1997
                                       OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ___________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

There were 1,935,478 shares of the Registrant's Common Stock, no par value, outstanding as of January 14, 1998.

                              ANDERSEN GROUP, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                        Page No.

Part I - Financial Information



         Consolidated Balance Sheets
                  November 30, 1997 and February 28, 1997                                                  3

         Consolidated Statements of Operations for the
                  Three and Nine Months Ended November 30, 1997 and 1996                                   4

         Consolidated Statements of Cash Flows for the
                  Nine Months Ended November 30, 1997 and 1996                                             5

         Notes to Consolidated Financial Statements                                                        6

         Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                                  7



Part II - Other Information

         Item 1 - Legal Proceedings                                                                       11

         Item 3 - Defaults Upon Senior Securities                                                         12

         Item 6 - Exhibits and Reports on Form 8-K                                                        12

         Signatures                                                                                       13

         Exhibit Index                                                                                    14


Part I.  Financial Information
Item 1.  Financial Statements

                                               ANDERSEN GROUP, INC.
                                            Consolidated Balance Sheets
                                                  (In thousands)

                                                                          November 30,1997         February 28, 1997
ASSETS                                                                        (Unaudited)
Current assets:
 Cash and cash equivalents                                                     $ 1,639                   $ 3,219
 Marketable securities                                                          10,246                     5,345
 Accounts and other receivables, less
  allowances of $234 and $190                                                    4,308                     2,773
 Inventories                                                                     9,554                     9,040
 Prepaid expenses and other assets                                                 186                       516
                                                                               -------                   -------

   Total current assets                                                         25,933                    20,893
                                                                               -------                   -------

 Property, plant and equipment                                                  21,800                    20,946
 Accumulated depreciation                                                      (12,597)                  (11,610)
                                                                               -------                   -------
 Property, plant and equipment, net                                              9,203                     9,336
                                                                               -------                   -------
 Prepaid pension expense                                                         4,525                     4,274
 Investment in Digital GraphiX                                                       -                     1,346
 Investment in Institute for Automated Systems                                     892                       835
 Other assets                                                                    2,014                       993
                                                                               -------                   -------

                                                                              $ 42,567                  $ 37,677
                                                                              ========                  ========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
 STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt                                          $   990                   $   773
 Short-term debt                                                                 5,305                     2,305
 Accounts payable                                                                  702                     1,398
 Other current liabilities                                                       5,384                     4,234
                                                                              --------                   -------

   Total current liabilities                                                    12,381                     8,710
                                                                              --------                   -------

Commitments and contingencies

Long term-debt, less current maturities                                          5,986                     7,041
Other long-term obligations                                                      1,631                     1,121
Deferred income taxes                                                            2,286                     2,267

Redeemable convertible Preferred Stock                                           4,760                     4,891
                                                                              --------                   -------

Stockholders' Equity:
 Common stock                                                                    2,103                     2,103
 Additional paid-in capital                                                      3,248                     3,248
 Retained earnings                                                              10,262                     8,386
 Treasury stock                                                                    (90)                      (90)
                                                                              --------                   -------
   Total stockholders' equity                                                   15,523                    13,647
                                                                              --------                   -------

                                                                              $ 42,567                  $ 37,677
                                                                              ========                  ========

See accompanying notes to consolidated financial statements.


                                       ANDERSEN GORUP, INC.
                                 Consolidated Statements of Operations
                                 (In thousands, except per share data)
                                              (unaudited)


                                              Three months ended                                    Nine months ended
                                           November              November                 November                 November
                                           30, 1997              30, 1996                 30, 1997                 30, 1996


Sales and revenues:
 Net sales                                  $ 8,360              $ 5,920                  $22,724                   $19,253
 Investment and other
  income (loss)                                (458)              (1,119)                   3,560                      (860)
                                            -------              -------                  -------                   -------

                                              7,902                4,801                   26,284                    18,393
                                            -------              -------                  -------                   -------


Costs and expenses:
 Cost of sales                                5,426                3,860                   14,645                    12,452
 Selling, general and
  administrative                              2,058                1,844                    5,949                     5,310
 Research and development                       439                  378                    1,259                     1,103
 Interest expense                               283                  198                      772                       599
                                            -------              -------                  -------                   -------

                                              8,206                6,280                   22,625                    19,464
                                            -------              -------                  --------                  -------
Income (loss)
 before income taxes                           (304)              (1,479)                   3,659                    (1,071)
Income tax (expense)
 benefit                                        121                  538                   (1,464)                      375
                                            -------              --------                 -------                   -------

Net income (loss)                              (183)                (941)                   2,195                      (696)

Reversal of preferred
 dividends                                        -                     -                      37                         -
Preferred dividend
 requirement                                   (122)                 (86)                    (356)                     (328)
                                            -------              -------                  -------                   -------

Income (loss) applicable
 to common shares                           ($  305)             ($1,027)                  $1,876                   ($1,024)
                                            =======              =======                  =======                   =======

Earnings (loss) per common share:
 Primary                                     ($0.16)              ($0.53)                   $0.96                    ($0.53)
                                            -------              -------                  -------                   -------

 Fully diluted                               ($0.16)                   -                    $0.88                         -
                                           ========              =======                  =======                   =======

Weighted average common
 and common equivalent
 shares outstanding                       1,964,974            1,946,051                1,958,293                 1,946,051


See accompanying notes to consolidated financial statements.


                                               ANDERSEN GROUP, INC.
                                       Consolidated Statements of Cash Flows
                                                  (In thousands)
                                                    (unaudited)
                                                                              Nine months ended November 30,
                                                                                  1997                   1996


Cash flows from operating activities:
Net income (loss)                                                                $2,099                  ($696)
Adjustments to reconcile net income (loss)
to net cash provided by (used for) operating
activities:
   Depreciation, amortization and accretion                                       1,099                   1,004
   Deferred income taxes                                                          1,015                    (258)
   Pension income                                                                  (251)                   (185)
   Net realized and unrealized gains from
     marketable securities and investments                                       (2,945)
                                                                                                     1,580
   Purchases of marketable securities                                            (2,128)
                                                                                                     (1,124)
   Sales of marketable securities                                                     -                     437

Changes in operating assets and liabilities:
   Accounts and notes receivable                                                 (1,535)                    573
   Inventories                                                                     (514)                  1,094
   Prepaid expenses and other assets                                                 91                    (878)
   Accounts payable                                                                (986)                 (2,266)
   Accrued expenses and other long-term
    obligations                                                                     227                    (529)
                                                                                 ---------              --------

   Net cash used for operating activities                                        (3,732)                 (1,248)
                                                                                 ------ -               -------

Cash flows from investing activities:
   Purchases of property and equipment                                           (1,368)                 (1,053)
   Proceeds from sale of property, plant
    and equipment                                                                     -                      28
   Investments in other assets                                                        -                    (105)
   Proceeds from collection of investment
    in Digital GraphiX                                                            1,518                       -
                                                                                 ------                 -------

   Net cash provided by (used for) investing
    activities                                                                      150                  (1,130)
                                                                                 ------                  ------

Cash flows from financing activities:
   Principal payments on long-term debt                                            (838)                   (698)
   Issuance of short-term debt, net                                               3,000                   1,028
   Redemption of Preferred Stock                                                   (160)                      -
   Capitalized lease obligations incurred                                             -                     407
                                                                                 ---------              -------

   Net cash provided by financing activities                                      2,002                     737
                                                                                 ----------             -------

   Net decrease in cash and cash equivalents                                     (1,580)                 (1,641)
   Cash and cash equivalents - beginning of period                                3,219                   4,116
                                                                                 ------                 -------

   Cash and cash equivalents - end of period                                     $1,639                 $ 2,475
                                                                                 ======                 =======

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

 (2)      Marketable Securities

         During the fourth quarter of fiscal 1997 and the nine months ended November 30, 1997, the Company invested a total of $2,083,000 in a portfolio of Eastern European equity securities. Of this amount, $1,450,000 was invested in Russian equity securities managed by a third party advisor. At November 30, 1997 the reported market value of this portfolio was approximately $4,401,000. However, due to concerns, regarding the volatility of these securities markets and liquidity issues, the Company has recorded these investments net of an $880,000 reserve, for a net carrying value of approximately $3,521,000. Accordingly, the Company has recorded a writedown in the value of this portfolio of $1,190,000 for the three months ended November 30, 1997, while the net appreciation related to this portfolio recorded during the nine months ended November 30, 1997, is approximately $1,438,000.

(3)      Inventories

Inventories consisted of the following:

                                                                  (In thousands)
                                                        November 30,           February 28,
                                                            1997                   1997

         Raw materials                                  $  4,861               $  3,111
         Work in process                                   4,709                  3,877
         Finished goods                                    1,909                  2,955
                                                        ---------              ---------
                                                          11,479                  9,943
         LIFO reserve                                     (1,925)                (  903)
                                                        ---------              ---------
                                                        $  9,554               $  9,040
                                                        ========               ========


(4)      Income Taxes

         Income tax (expense) benefit represents an estimate of the effective income tax rate for the current fiscal year.

(5)      Dividends

         The Company's Series A Redeemable Cumulative Convertible Preferred Stock (the "Preferred Stock") is entitled to accrue quarterly dividends ranging from $.1875 to $.4375 per share, based upon the consolidated operating income (as defined) of The J.M. Ney Company ("Ney"), a wholly-owned subsidiary of the Company. Due to restrictions in the Company's debt covenants as discussed below, no dividends were declared on the Preferred Stock during the three or nine month periods ended November 30, 1997, although they were accrued at the rate of $0.4375 and $1.2513 per share, respectively. Under the terms of the Company's 10.5% Convertible Subordinated Debentures, the Company has been restricted from paying dividends on its capital stock since April 1993 and will continue to be restricted until such time as the Company's cumulative consolidated earnings, as defined, reach specified amounts. Through November 30, 1997, approximately $1,224,000 has been accrued for this arrearage. (For further information concerning the Company's ability to pay dividends on or purchase or redeem its capital stock see the Liquidity and Capital Resources Section of Management's Discussion and Analysis of Financial Condition and Results of Operations, and also Part II, Item 3 -Defaults Upon Senior Securities).

(6)      Earnings Per Share

         Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding. Fully diluted net income (loss) per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless anti-dilutive. (For the current fiscal year, see Exhibit 11 - Statement re Computation of Per Share Earnings.) The effect of the assumed conversion of convertible securities was anti-dilutive in the prior fiscal year.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128), effective for periods ending after December 15, 1997. This statement will replace the presentation of primary earnings per share (EPS) with basic EPS, and fully diluted EPS with diluted EPS. For the three and nine month periods ended November 30, 1997, basic EPS would not be materially different from that which is presented as primary EPS, while diluted EPS would have been unchanged from that which is presented as fully diluted EPS.

(7)      Subsequent Events

         In December 1997, Ney entered into a seven-year $7.5 million subordinated loan agreement with its commercial bank. Under the loan agreement, which calls for quarterly interest-only payments at the rate of 10.26% per annum, Ney issued warrants to purchase 40,000 shares of Ney common stock at an average exercise price of $2.35 per share.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         For the three months ended November 30, 1997, the Company recorded a net loss applicable to common shares of $305,000, or $0.16 per share, as compared to a net loss of $1,027,000, or $0.53 per share, for the comparable quarter in the prior fiscal year.

         For the nine months ended November 30, 1997, the Company recorded net income applicable to common shares of $1,876,000, or $0.96 per share, primary and $0.88 per share, fully diluted. This compares with a net loss of $1,024,000, or $0.53 per share for the nine months ended November 30, 1996.

REVENUES
         Revenues for the three months ended November 30, 1997 totaled $7,902,000, which is a 64.6% increase from the revenues reported for the prior fiscal year's third quarter. This increase represents the combination of a 41.2% increase in sales and a decrease of $661,000 in investment and other income
(loss). Through the nine-month period ended November 30, 1997, revenues totaled $26,284,000, or an increase of 42.9% over the prior year's comparable nine-month total. Sales increases of 18.0% and an increase of $4,420,000 in investment and other income produced the year-over-year revenue growth.

         During the three months ended November 30, 1997, the Company recorded net investment losses of $1,190,000 relating to both realized and changes in unrealized investment gains and losses from a portfolio of Russian and Eastern European marketable equity securities. For the nine months ended November 30, 1997, such net investment gains totaled $1,438,000. The three and nine month reported gains and losses have been reflected net of a decrease of $139,000 in a valuation allowance for the three months then ended, and a net increase of $880,000 of such valuation allowance for the nine months then ended. At November 30, 1997, this portfolio of investments was recorded at $3,521,000, net of the aforementioned $880,000 valuation allowance.

         Additionally, increases in unrealized gains from a portfolio of common stocks, primarily comprised of financial institutions, produced increases in unrealized gains of $517,000 and $1,312,000, respectively, for the three and nine-month periods ended November 30, 1997. In the prior fiscal year, these investments produced investment gains of $468,000 and $594,000, respectively, during the comparable three and nine month periods. During the prior fiscal year's first nine months, the Company also recorded a $954,000 writedown in the market value of its common stock investment in Phoenix Shannon, p.l.c. This entire investment, along with a $1 million note receivable from Phoenix Shannon was written off in the third quarter of the prior fiscal year.

         The sales growth reflects three and nine month growth rates for the J.M. Ney Company ("J.M. Ney") of 35.5% and 13.8%, respectively, and three and nine month growth rates of 75.3% and 41.0%, respectively, for Ney Ultrasonics Inc. ("Ney Ultrasonics"). The continued expansion of J.M. Ney's manufacturing platform has supported growth in a few key customer relationships. Ney Ultrasonics continues to experience sales growth as further evidence of market acceptance of its products. At November 30, 1997, sales backlog for this division was a record $2.2 million.

COST OF SALES
         Cost of sales for the three months ended November 30, 1997, reflects margins of 35.1% versus margins for the prior year's third quarter of 34.8%. Year-to-date margins are 35.6%, versus 35.3% for the first three-quarters of the prior fiscal year. The short-term impact of rapid increases in the costs of palladium and platinum during the nine months ended November 30, 1997 had the effect of reducing margin improvements that would have been otherwise more significant.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
         Selling, general and administrative expenses for the three months ended November 30, 1997 totaled $2,058,000, or 11.6% greater than the costs incurred during the comparable period in the prior fiscal year. Year-to-date, such costs totaled $5,949,000, or 12.0% greater than the prior fiscal year's nine months year-to-date totals. Increased personnel recruitment expenses, costs relating to a new software implementation process and increased costs at Ney Ultrasonics due to staff additions, have contributed to these expenses increasing these costs.

RESEARCH AND DEVELOPMENT EXPENSES
         Research and development costs increased 16.1% and 14.1%, respectively, during the three-month and nine-month periods ended November 30, 1997 over the comparable periods in the prior fiscal year. Such increases primarily reflect increased sales activity and the continued commitment to support future sales growth.

INTEREST EXPENSE
         Interest expense during the three months ended November 30, 1997 totaled $283,000, or 42.9% greater than interest expense incurred in the third quarter of the prior fiscal year. For the nine-month period ended November 30, 1997, the increase in interest expense over the prior year totaled $173,000 or 28.9%. Increased borrowings at J.M. Ney to support its working capital growth needs, as well as those of Ney Ultrasonics, to fund facility expansion and capital expenditures, as well as significant increases in the borrowing rates related to a financing program for palladium and platinum, offset the lower interest costs associated with the reduction of the outstanding principal amount of the Company's 10.5% Convertible Subordinated Debentures. Although borrowing rates for palladium and platinum have come down from peak levels noted in June and July 1997, they remain at relatively high levels of approximately 10% per annum. J.M. Ney utilizes such programs primarily to hedge its exposure on its precious metal refining activities, and has instituted additional charges to its customers to reflect these market conditions.

INCOME TAXES
         Income taxes have been accrued at rates which the Company estimates will approximate its effective income tax rate for the year. Estimates of timing differences between financial reporting and income tax reporting have been made and reflected in changes to the deferred income tax liability accounts.

PREFERRED DIVIDENDS
         Preferred dividends, including the amortization of issuance discounts, totaled $122,000 for the quarter ended November 30, 1997, versus $86,000 for the prior year's third fiscal quarter. This increase reflects the net of improved operating income of J.M. Ney and Ney Ultrasonics, on which the dividend calculation is based, and fewer preferred shares outstanding, due to purchases of Preferred Stock in both the fourth quarter of the prior fiscal year and the second quarter of this year.

         Such dividends total $356,000 for the nine months ended November 30, 1997, versus $328,000 for the first nine months of the prior fiscal year. Per share dividend accruals have increased from approximately $0.9822 per preferred share for the nine months ended November 30, 1996 to approximately $1.2513 for the current fiscal year's first nine months, however, fewer outstanding preferred shares have resulted in the smaller year over year increase.

         During the previous quarter, the Company purchased 8,744 shares of the Preferred Stock resulting in a reversal of previously accrued dividends and accreted discounts of $37,000.

LIQUIDITY AND CAPITAL RESOURCES
         At November 30, 1997, the Company's cash, cash equivalents and marketable securities totaled $11,885,000, an increase of 38.8% over the total of $8,564,000 recorded at February 28, 1997. The increase is the result of $2,751,000 of recorded appreciation of securities within the Company's investment portfolio of securities of Russian and Eastern European equity securities and common stock investments in financial institutions and Centennial Cellular (the purchaser of the Company's former cellular operations). This appreciation has been recorded net of a valuation reserve of $880,000 relating to the Russian and Eastern European investments. At November 30, 1997, the net carrying value of the total Eastern European portfolio was $3,521,000, while the portfolio of financial institutions was valued at $5,184,000. Additional liquidity was also generated from the receipt of two liquidating dividends and principal payments on a note receivable from Digital GraphiX, which is now in the final stages of its liquidation.

         During the first nine months of the current fiscal year, the Company repurchased $622,000 principal amount of its 10.5% Convertible Subordinated Debentures. Accordingly, the sinking fund requirements of the issue have been fulfilled for the current fiscal year, and a credit of $165,000 has been generated towards next year's requirement of $834,000.

         On January 12, 1998 the Company announced the commencement of an Exchange Offer for its 10.5% Convertible Subordinated Debentures due 2002 (the "Debentures"). The Exchange Offer will expire at 5:00 p.m., Eastern Standard Time, on Tuesday, February 19, 1998, unless extended (the "Expiration Date"). Pursuant to the terms of the Exchange Offer, the Company offers to exchange $1,000.00 principal amount of 10.5% Convertible Subordinated Debentures due 2007 (the "New Debentures") and $10.00 cash (the "Cash Payment") for each $1,000.00 principal amount of the Debentures.

         In the event that at least 66 2/3% in aggregate principal amount of the outstanding Debentures are tendered for exchange pursuant to the Exchange Offer, the Company shall (i) exchange the Debentures properly tendered to it pursuant to the Exchange Offer and, except as provided in the next paragraph, (ii) have the right, but not the obligation, to purchase and redeem all Debentures which have not been so tendered pursuant to the terms of the Debentures at a redemption price of 100% of the principal amount thereof plus accrued interest to the date of redemption.

         In addition, as part of an overall program to restructure the Company's financial structure, if at least 66 2/3% of outstanding Debentures are tendered as described above, and certain other conditions are met, as described herein, the Company shall, in addition to exchanging the Debentures properly tendered to it, purchase and redeem all Debentures which have not been so tendered pursuant to the terms of the Debentures at a redemption price of 100% of the principal amount thereof plus accrued interest to the date of redemption. The Exchange Offer is conditioned on the approval of a proposal to amend the Company's Certificate of Incorporation ("Certificate") by the requisite percentages of each class of equity stockholders entitled to vote thereon at a Special Meeting ("Meeting") which the Company intends to call on or about February 25, 1998. At this Meeting, the Company's Common Stockholders and Series A Preferred Stockholders will be asked to approve an amendment to the Certificate which eliminates certain restrictions on the payment of dividends on the Company's Common Stock and on the Series A Preferred Stock and which makes certain other changes in the redemption provisions of the Series A Preferred Stock. For purposes of this Special Meeting, the Company will implement the proposal if more than fifty percent of the Common Stockholders voting at the Meeting approve, and if eighty-five percent or more of the Series A Preferred Stockholders entitled to vote thereat approve the proposal.

         In the event that less than 66 2/3% in aggregate principal amount of the outstanding Debentures are tendered for exchange pursuant to the Exchange Offer, the Company has the right, but not the obligation, to (i) exchange the Debentures properly tendered to it pursuant to the Exchange Offer and/or (ii) purchase and redeem all Debentures which have not been so tendered pursuant to the terms of the Debentures at a redemption price of 100% of the principal amount thereof plus accrued interest to the date of redemption.

         The Exchange Offer is also subject to certain customary conditions, any or all of which may be waived by the Company.

         Certain affiliates of the Company have agreed to tender all Debentures they beneficially own pursuant to the Exchange Offer. As of December 31, 1997, these Debentureholders beneficially owned in the aggregate $2,274,000 principal amount of Debentures, representing approximately 40.14% of the aggregate principal amount of the Debentures.

         The New Debentures contain essentially the same terms and conditions as the Debentures, except that the New Debentures (i) mature five years later than the Debentures, (ii) do not impose covenants on the Company which restrict the payment of dividends on, or repurchases of, its capital stock and (iii) are not subject to optional redemption by the Company.

         Both the Debentures and the New Debentures are convertible into the Company's Common Stock at any time prior to maturity, unless redeemed, at $16.17 per share, subject to adjustment under certain conditions.

         The Exchange Offer will not have a material effect on the Company's Consolidated Statements of Operations. However, the Exchange Offer could have a material effect on the Company's cash if the Company is required to redeem, or elects to redeem, the Debentures which have not been tendered. Assuming that the Company has to purchase and redeem up to 33 1/3% in aggregate principal amount of the outstanding Debentures, on a pro forma and forward looking basis, the total cash requirements of the Exchange Offer will be approximately $2.5 million, as detailed below:

         (i) the Company will have to pay approximately $456,000 to purchase and retire certain long-term debt, which is senior to the Debentures

     (ii) the Company will have to pay up to approximately $1.9 million to purchase and redeem up to 33 1/3% of the Debentures; and

         (iii) the Company will have to pay the Cash Payment and the expenses to be incurred in the Exchange Offer of approximately $115,000.

         In addition, if the restrictive covenants, contained in the indenture to the Debentures, are eliminated, the Company will have to pay the accrued dividend arrearage on the Preferred Stock of approximately $1.2 million.

         The Company intends to fund these cash requirements with its available cash. In the event that its available cash is not sufficient to cover this requirement, the Company intends to sell some of its marketable securities to satisfy any shortage. The amount of the cash requirement will be decreased to the extent that more than 66 2/3% in aggregate principal amount of Debentures outstanding are tendered for exchange pursuant to the Exchange Offer.

         In December 1997, J.M. Ney borrowed $7.5 million under a seven-year subordinated note. Proceeds of this borrowing have been used to reduce J.M. Ney's borrowing under its revolving line of credit and to pay intercompany dividends to the Company. Future uses of these remaining funds from this borrowing may include, among other things, capital expenditures to support planned growth. The Company is not a guarantor of either the seven-year subordinated note or J.M. Ney's revolving line of credit facility.

     The Company believes that, for the foreseeable future, the working capital and debt serving requirements of its operating subsidiaries can be sufficiently met through availability under J.M. Ney's line of credit, available lease lines and from its operations.The Company also believes that its own working capital and debt service requirements can be met through existing cash resources, defined payments from J.M. Ney, sales or leveraging of investments or from its investment income.

         The indenture relating to the Company's 10.5% Convertible Subordinated Debentures contains a covenant restricting the payment of dividends, on or repurchases or redemptions of the Company's capital stock. As the result of Preferred Stock repurchases and losses incurred in recent years, the Company is currently prohibited by such covenant (except as provided by a Capital Stock Purchase Program, which has been approved by a majority in principal amount of the non-affiliated bondholders, that solely permits the Company to purchase up to $6.0 million of capital stock) from making such payments on the Preferred Stock or the Common Stock until such time as the sum of (i) the aggregate cumulative consolidated net income; (ii) the aggregate net cash proceeds received by the Company from sales of shares of its capital stock for cash; and
(iii) the aggregate net cash proceeds received by the Company from sales of indebtedness of the company convertible into stock of the Company, to the extent such stock has been converted into stock of the Company (collectively, the "Consolidated Net Income") exceeds the sum of the aggregate amount of all dividends declared and all such other payments and distributions on account of the purchase, redemption or other retirement of any shares of stock of the Company (collectively, the "Distributions"). At November 30, 1997, Distributions exceeded Consolidated Net Income by approximately $2,247,000 and the Company had utilized approximately $550,000 of the $6.0 million available pursuant to the Capital Stock Purchase program to purchase shares of the Preferred Stock.

FORWARD-LOOKING STATEMENTS
         This report contains forward-looking statements, estimates or plans, which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from results or plans expressed or implied by such forward-looking statements.

Part II.  Other Information

Item 1.  Legal Proceedings

         As previously reported in the Company's Form 10-Q for the Quarter ended August 31, 1997, in August 1997, The J.M. Ney Company ("Ney") was included as a defendant in an asbestos related civil action for negligence and product liability filed in the Court of Common Pleas of Allegheny County, Pennsylvania entitled, JAMES S. CATHERS AND SYLVIA JEAN CATHERS, HIS WIFE (collectively, the "Plaintiffs") v. KERR CORPORATION, WHIP-MIX CORPORATION, THE J.M. NEY COMPANY AND DENTSPLY CORPORATION, INC. (collectively, the "Defendants"), in which the Plaintiffs claim damages in excess of $30,000 (the jurisdictional limit) from being exposed to asbestos and asbestos products alleged to have been manufactured and supplied by the Defendants, including Ney's former Dental Division, while one of the Plaintiffs worked in a dental lab from 1960 to 1986. The Plaintiffs allege that this exposure to asbestos and asbestos products caused one of the Plaintiffs to develop mesothelioma. The Plaintiffs have not provided any specific allegations of facts as to which Defendants may have manufactured or supplied asbestos and asbestos products which are alleged to have caused the injury.

         The Company is investigating whether any liability may be subject to reimbursement in whole or in part from insurance proceeds. As of this date, the Company has no basis to conclude that the litigation may be material to the Company's financial condition or business. Accordingly, the Company intends to vigorously defend the lawsuit.

         As previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 1997, in July 1996, two lawsuits were filed in the United States District Court for the District of New Jersey, MORTON INTERNATIONAL, INC. v. A.E. STALEY MFG. CO. et al, and VELSICOL CHEMICAL CORP.
V. A.E. STALEY MFG. CO. et al, in which Morton and Velsicol, assert a private right of action pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") against approximately 95 companies, including The J.M. Ney Company ("Ney"), relating to the Ventron/Velsicol Superfund Site located in Wood Ridge and Carlstadt, New Jersey (the "Site"). In addition, in December 1996, Morton and Velsicol filed a First Amended Complaint, alleging an alternative basis for liability under the Resource Conservation and Recovery Act ("RCRA"). Specifically, the plaintiffs allege that Ney was among a group of companies that were generators of hazardous substances, which were ultimately processed at the Site and contributed to the alleged contamination at the Site. The suits, which duplicate each other in all material respects, seek to recover the plaintiff's unspecified past and future costs of remediation of the Site. The investigation at the Site to determine the extent of contamination has not been completed and no plan for remediation has been developed. The plaintiffs have not been able to provide the defendants with any confirmed figures with respect to past costs and no figures at all for its future costs.

     Based on preliminary disclosure of information relating to the claims made by plaintiffs and defendants Ney is one of the smaller parties to have had any transactions with one of the plaintiff's predecessors in interest. However, at this time, there is insufficient information to determine the appropriate allocation of costs between or among the defendants, if liability to the generator defendants is ultimately proved.

         The Company is investigating whether any liability, which may accrue at some future date, may be subject to reimbursement in whole or in part from insurance proceeds. As of this date, the Company has no basis to conclude that the litigation may be material to the Company's financial condition or business. Accordingly, the Company intends to vigorously defend the lawsuit.

Item 3.  Defaults Upon Senior Securities

         As discussed in Note 5 to Consolidated Financial Statements, Dividends, and in Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources, the Company is not permitted to pay dividends on any of its capital stock. As a result of this restriction, the Company was precluded from paying the Preferred Stock dividends earned for each of the four quarters in fiscal years 1994, 1995, 1996 and 1997, respectively, and is precluded from paying the Preferred Stock dividends earned for each of the three quarters ended November 30, 1997. These dividends are ordinarily payable within 45 days after the end of the quarter. Therefore, while the quarterly fiscal 1994 through August 31, 1997 dividends are in arrears, the dividend for the quarter ended November 30, 1997, which was in the amount of $.4375 per share, will be in arrears on January 16, 1998. The aggregate arrearage for all dividends (including that payable on January 15, 1998) is $1,224,000.

         As of October 16, 1994, the Company was in arrears for six consecutive quarters in the payment of the dividends on the Preferred Stock. The terms of the Preferred Stock provide that once the Company is in arrears on the payment of the dividends on the Preferred Stock for six consecutive quarters, the holders of the Preferred Stock, voting together as a class, are entitled to elect one additional director to the Company's Board of Directors at any annual meeting of shareholders or a special meeting held in place thereof, or at a special meeting of the holders of the Preferred Stock. If, and when, the dividends which are in arrears on the Preferred Stock shall have been paid or declared and set apart for payment, the rights of the holders of the Preferred Stock to elect such additional director shall cease (but always subject to the same provisions for the vesting of such voting rights in the case of any similar future arrearages in dividends), and the term of office of any person elected director by the holders of the Preferred Stock shall terminate. As of January 14, 1998, no special meeting of the Preferred Stockholders has been held or scheduled.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits required by Item 601 of Regulation S-K

         Exhibit 11.1 Statement re Computation of Per Share Earnings for the three months ended November 30, 1997.

         Exhibit 11.2 Statement re Computation of Per Share Earnings for the nine months ended November 30, 1997.

         Exhibit 27.1 Financial Data Schedule for the nine months ended November 30, 1997.

         Exhibit 27.2 Restated Financial Data Schedule for the nine months ended November 30, 1996.

(b)      Reports on Form 8-K

         There were no Form 8-Ks filed by the Company during the period ended November 30, 1997; however, on December 30, 1997, the Company filed a Current Report on Form 8-K to disclose a change of its independent accounting firm. In addition, on January 12, 1998, the Company filed Amendment No. 1 to its Current Report on Form 8-K, dated December 23, 1997, attaching as Exhibit 16 to such filing a letter from its former independent accountants in which they stated their agreement with the disclosures contained in Item 4 to Form 8-K.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDERSEN GROUP, INC.

By:      /s/ Oliver R. Grace, Jr.
         Oliver R. Grace, Jr.
         President and Chief Executive Officer

Date:    January 14, 1998



By:      /s/ Andrew M. O'Shea
         Andrew M. O'Shea
         Treasurer

Date:     January 14, 1998

                                                   EXHIBIT INDEX



   EXHIBIT                                                                                 PAGE NO.
     NO.                                     DESCRIPTION

    11.1       Statement re Computation of Per Share Earnings for the Three Months            15
               Ended November 30, 1997

    11.2       Statement re Computation of Per Share Earnings for the Nine Months             16
               Ended November 30, 1997

    27.1       Financial Data Schedule for the Nine Month Period Ending                       17
               November 30, 1997

    27.2       Restated Financial Data Schedule for the Nine Month Period Ending              18
               November 30, 1996



