Form 10-Q/A
period 1997-11-30
ANDERSEN GROUP INC
filed 1998-01-26
CIK 6383

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

                              ANDERSEN GROUP, INC.
                                    FORM 10-Q/A

                                TABLE OF CONTENTS


                                                                                                        Page No.

Part I - Financial Information



         Consolidated Balance Sheets
                  November 30, 1997 and February 28, 1997                                                  3

         Consolidated Statements of Operations for the
                  Three and Nine Months Ended November 30, 1997 and 1996                                   4

         Consolidated Statements of Cash Flows for the
                  Nine Months Ended November 30, 1997 and 1996                                             5

         Notes to Consolidated Financial Statements                                                        6

         Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                        7



Part II - Other Information

         Signatures                                                                                       11


     Explanatory Note: This Amendment to Form 10-Q is filed solely for the purpose of correcting a typographical error on the Company's Consolidated Statements of Cash Flows. The net income figure for the nine months ended November 30, 1997 was reported as $2,099 (amounts in thousands) in error. The proper amount is $2,195 (amounts in thousands). No other changes are required as a result of this error.

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


                                               ANDERSEN GROUP, INC.
                                       Consolidated Statements of Cash Flows
                                                  (In thousands)
                                                    (unaudited)
                                                                              Nine months ended November 30,
                                                                                  1997                   1996



Cash flows from operating activities:
Net income (loss)                                                                $2,195                  ($696)
Adjustments to reconcile net income (loss)
to net cash provided by (used for) operating
activities:
   Depreciation, amortization and accretion                                       1,099                   1,004
   Deferred income taxes                                                          1,015                    (258)
   Pension income                                                                  (251)                   (185)
   Net realized and unrealized gains from
     marketable securities and investments                                       (2,945)                   1,580
   Purchases of marketable securities                                            (2,128)                  (1,124)
   Sales of marketable securities                                                     -                     437

Changes in operating assets and liabilities:
   Accounts and notes receivable                                                 (1,535)                    573
   Inventories                                                                     (514)                  1,094
   Prepaid expenses and other assets                                                 91                    (878)
   Accounts payable                                                                (986)                 (2,266)
   Accrued expenses and other long-term
    obligations                                                                     227                    (529)
                                                                                 ---------              --------

   Net cash used for operating activities                                        (3,732)                 (1,248)
                                                                                 ------ -               -------

Cash flows from investing activities:
   Purchases of property and equipment                                           (1,368)                 (1,053)
   Proceeds from sale of property, plant
    and equipment                                                                     -                      28
   Investments in other assets                                                        -                    (105)
   Proceeds from collection of investment
    in Digital GraphiX                                                            1,518                       -
                                                                                 ------                 -------

   Net cash provided by (used for) investing
    activities                                                                      150                  (1,130)
                                                                                 ------                  ------

Cash flows from financing activities:
   Principal payments on long-term debt                                            (838)                   (698)
   Issuance of short-term debt, net                                               3,000                   1,028
   Redemption of Preferred Stock                                                   (160)                      -
   Capitalized lease obligations incurred                                             -                     407
                                                                                 ---------              -------

   Net cash provided by financing activities                                      2,002                     737
                                                                                 ----------             -------

   Net decrease in cash and cash equivalents                                     (1,580)                 (1,641)
   Cash and cash equivalents - beginning of period                                3,219                   4,116
                                                                                 ------                 -------

   Cash and cash equivalents - end of period                                     $1,639                 $ 2,475
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


ANDERSEN GROUP, INC.

By:      /s/ Oliver R. Grace, Jr.
         Oliver R. Grace, Jr.
         President and Chief Executive Officer

Date:    January 26, 1998



By:      /s/ Andrew M. O'Shea
         Andrew M. O'Shea
         Treasurer

Date:     January 26, 1998