Form 10-K
period 1998-02-28
ANDERSEN GROUP INC
filed 1998-05-29
CIK 6383

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                    FORM 10-K
    (Mark One)
     [ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934

         For the fiscal year ended February 28, 1998             or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                          Commission File Number: 0-1460

                              ANDERSEN GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                Connecticut                                     06-0659863
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
     or organization)                                       No.)


      515 Madison Avenue, New York, New York                   10022
     (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (212) 826-8942

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                                                          Name of each exchange
     Title of each class                                   on which registered
     -------------------------------------------------------------------------
  Common Stock, No Par Value                            The NASDAQ Stock Market
10 1/2% Convertible Subordinated Debentures Due 2007


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes   X                        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements. Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the Common Stock, no par value, held by non-affiliates of the Registrant based upon the average bid and asked prices on May 8, 1998, as reported on the NASDAQ Stock Market, was approximately $8,646,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of May 8, 1998, there were 1,930,478 shares of Common Stock, no par value, outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE:
                        Portions of the definitive Proxy
                          Statement dated May 19, 1998,
             filed with the Commission pursuant to Regulation 14A,
                        are incorporated into Part III.

                    The exhibit index is located on page E-1

                                     PART I

ITEM 1.     BUSINESS.

     General. Andersen Group, Inc., referred to herein as the "Company" or the "Registrant", was incorporated under the laws of the State of Connecticut in 1951.

The Company has historically made investments in companies that operated in several highly diverse segments, and which required extensive management participation in operation and restructure. These segments have included dental distribution and manufacture, electronics manufacturing and supply businesses, ultrasonic cleaning equipment, communications electronics, medical products and services and video products. More recently, however, the Company has increased its level of investments that do not require extensive management participation. These passive investments include investments in certain U.S.-based financial institutions and in the securities of Russian and Eastern European companies. The Company intends to continue to make minority, non-controlling investments in the future.

Since 1991, however, the Registrant's primary investment, comprising approximately 33% of the Company's total assets, has been The J.M. Ney Company (JM Ney) which historically operated in two industry segments: Electronics, consisting of JM Ney's electronics and ultrasonics divisions, and Dental. In November 1995, JM Ney sold the assets and certain liabilities of the Dental segment. In 1997, Ney Ultrasonics Inc., a subsidiary of JM Ney, was classified as a separate industry segment (Ultrasonic Cleaning Equipment) and, effective February 28, 1998, substantially all of the assets of the Ultrasonics Cleaning Equipment segment were sold.

     In December 1997, JM Ney borrowed $7.5 million on a 10.26% bullet subordinated note, due 2004 with warrants, entitling the lender to purchase 40,000 shares of JM Ney capital stock at a fixed price, in order to have funds available for a strategic acquisition designed to grow JM Ney's business. If JM Ney makes an acquisition, the Company's ownership of JM Ney may become diluted through the issuance of JM Ney capital stock as part of the consideration paid. While criteria for a strategic acquisition have been identified, no agreements have been reached concerning any possible targets. In addition to the investment in JM Ney, since April 1993, the Registrant has held an investment in Digital GraphiX, Incorporated (DGI), a video graphics company. DGI sold substantially all of its assets in April 1997 and has substantially completed the winding up of its affairs (see "Other Investments").

     Effective June 1, 1997, as part of a strategic reorganization of the Company, Oliver R. Grace, Jr., the Company's former Chairman, became President and Chief Executive Officer, and Francis E. Baker, the Company's President and Chief Executive Officer from 1959 to 1997, became Chairman and Secretary. In addition, in May 1998 the Company's principal executive offices were relocated to New York, New York.

Industry  Segment  Information.

     Financial   information   regarding  the  Company's  industry  segments  is
contained in Note 18 to the Registrant's Consolidated Financial Statements for the fiscal year ended February 28, 1998 contained in Item 8 herein.

Narrative  Description  of Business.

     During the fiscal year ended February 28, 1998, the Company held investments in companies that operated in two business segments, Electronics and Ultrasonic Cleaning Equipment. As noted below, the Ultrasonic Cleaning Equipment segment was sold effective February 28, 1998 and has been treated as a discontinued operation in the Company's Consolidated Financial Statements. In addition, the Company held interests in a company with plans to develop data transmission networks throughout the Commonwealth of Independent States, and in a Russian titanium producing company. The Company also holds a portfolio of marketable securities comprised primarily of the common stock of certain financial institutions and of companies based in, or mutual funds which invest in, companies based in Russia or other Eastern European countries.

Electronics Segment

The Electronics segment, which consists of the operations of JM Ney, is a full-service, precious metal and parts supplier to automotive, medical, industrial electronics, military and semi-conductor manufacturers. JM Ney's fully integrated approach includes fabrication and manufacture of its precious metal alloys, as well as design, engineering and metallurgical support. The fabrication capabilities include stamping, wire drawing, rolling from ingot to foil, precision turning, injection and insert molding, and refining.

JM Ney specializes in the engineering and manufacturing of precious metal alloy contacts and contact assemblies aimed at low amperage applications. Electrical contacts made of precious metals, including gold, platinum, palladium and silver, are considered extremely dependable as the materials are inert and highly resistant to corrosion and wear. In developing a finished contact or assembly, JM Ney's technical staff works closely with customers, typically on an engineer-to-engineer level, in order to design a product that meets all of the metallurgical, electronic, dynamic and other performance specifications required for the customer's applications. JM Ney designs and builds the necessary molds and tools as well as designs and manufactures the end product. By controlling the total process JM Ney believes it has a competitive advantage over other companies in technology, cost and response time. JM Ney has attained ISO 9001 certification and QS9000 certification for the manufacture of its products as well as approval by the Japanese Industrial Standards (JIS) and the United States Food and Drug Administration.

In connection with the sale of the assets and liabilities of the Company's Dental segment in November, 1995, JM Ney (and the Company, solely for purposes of a non-competition covenant) entered into a three year manufacturing agreement to alloy and fabricate precious metals for Ney Dental International, Inc. (NDI), the purchaser of JM Ney's dental business. As part of this agreement, JM Ney and the Company agreed, for a ten-year period, not to sell alloys, equipment or merchandise into the dental market that NDI serves. JM Ney is, however, permitted to continue producing, selling and marketing precious metal copings and other machined and molded parts and material for use in the dental implant industry.

     JM Ney's business has limited direct competition with regard to the manufacture of low amperage precious metal contacts and contact assemblies due to the inherent risks, which accompany the engineering and manufacture of precious metals (i.e., high start-up and inventory costs, theft, etc.). While some competitors offer similar products, the Company believes that these operations lack the vertical integration to compete across the entire spectrum of products. JM Ney faces indirect competition from companies such as Engelhard Corporation and Johnson Matthey, Inc., which have significantly greater resources and which are involved in higher volume production of more standard precious metal alloys.

JM Ney sells to more than 800 customers, with approximately 85% of its sales being made to customers in the United States. JM Ney's sales are made domestically through both field sales and manufacturers' representatives located in key geographic markets. Internationally, JM Ney sells through manufacturers' representatives, independent distributors and original equipment manufacturers.

Two customers in the Electronics segment (Implant Innovations, Inc., a purchaser of precision machined precious metal components and precious metal materials, and First Inertia, Inc., a purchaser of electronic components for the automotive market) each accounted for more than 10% of the Registrant's consolidated sales in fiscal 1998.

Ultrasonic Cleaning Equipment Segment

     Effective February 28, 1998, the Company sold the net assets of Ney Ultrasonics Inc. (Ney Ultrasonics) which until that date comprised the Company's Ultrasonic Cleaning Equipment segment for approximately $3.5 million in cash. In addition to consideration received at closing, and anticipated to be received upon the agreement of closing date financial information, the Company expects to receive consideration during the next several years based on growth of sales of certain products by the purchasers of Ney Ultrasonics net assets. See Note 5 to the Company's Consolidated Financial Statements for the year ended February 28, 1998 contained in Item 8 herein.

Other Investments

Trading Portfolio

At February 28, 1998, the Company had a portfolio of short-term investments with a reported value of $9,001,000. The reported amount is reflected net of a $617,000 valuation reserve to provide for volatility and liquidity concerns relating to marketable investments in Russia and other eastern European countries. The larger components of these investments include $5.6 million of common stocks of savings banks and $2.4 million of the CA IB Emerging Russia Fund. In addition, these investments include investment in Ukrainian and Polish companies, common stock of Centennial Cellular, Inc. and municipal bonds. See
Note 3 to the Company's Consolidated Financial Statements for the year ended February 28, 1998 contained in Item 8 herein.

Digital GraphiX

During fiscal 1998 the Company received payments of its investments in notes, preferred stock and common stock of DGI, pursuant to DGI's liquidation as a result of the sale of substantially all of its net assets in April 1997. For further information on the Registrant's investment in DGI, see Note 7 to the Company's Consolidated Financial Statements for the fiscal year ended February 28, 1998 contained in Item 8 herein, and Certain Relationships and Related Transactions in Item 13.

Institute for Automated Systems

The Company also holds an investment in Treglos Investments, LTD, a joint venture that is investing in the Institute for Automated Systems, a Russian telecommunications company that has agreements to develop a data transmission network throughout the Commonwealth of Independent States. The joint venture owns approximately 6% of the Institute for Automated Systems. Among the joint venture partners are the Company's Chairman and another Director. See Note 7 to the Company's Consolidated Financial Statements for the fiscal year ended
February 28, 1998 contained in Item 8 herein, and Certain Relationships and Related Transactions in Item 13.

AVISMA

The Company also owns 9,734 shares of AVISMA, a Russian based titanium producer. These shares were purchased during fiscal 1998 for an aggregate cost of approximately $1,225,000. They are being valued for financial reporting purposes net of a valuation reserve of $245,000. AVISMA will be merged into VSMPO, a Russian titanium processing company, under the terms of a transaction in which VSMPO will be the surviving entity. There is currently a limited trading market for AVISMA. The Company anticipates improved liquidity following the merger with VSMPO. See Note 7 to the Company's Consolidated Financial Statements for the fiscal year ended February 28, 1998 contained in Item 8 herein, and Certain Relationships and Related Transactions in Item 13.

Research and Development

During fiscal years 1998, 1997, and 1996, research and development expenditures from continuing operations totaled approximately $1,444,000, $1,228,000 and $1,374,000, respectively.

Sources and Availability of Raw Materials and  Components

JM Ney purchases its raw materials, including precious metals, and the components used in the manufacture of its products from a number of domestic suppliers, and generally is not dependent upon any single supplier. Although JM Ney utilizes Russian palladium in the manufacture of many of its products, and despite recent publicized events regarding lack of palladium shipments from Russia to the world market, the Company believes that its sources of supply are adequate for its continuing needs.

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

Employees

As of April 30, 1998, the Company, including all subsidiaries, had 191 full-time employees and one part-time employee. None of these employees are represented by a labor union, and the Company is not aware of any organizing activities. Neither the Company nor any of its subsidiaries has experienced any significant work stoppage due to any labor problems. The Company considers its employee relations to be satisfactory.

Forward Looking Statements

This report contains forward-looking statements, which are subject to a number of risks, and uncertainties that may cause actual results to differ materially from expectations.

Executive Officers of the Company

The Executive Officers of the Company and certain significant employees of its subsidiaries are as follows:

------------------------------- -------- ----------------------------------------------------------- -----------------
                                                                                                         Officer
             Name                 Age                             Position                                Since
------------------------------- -------- ----------------------------------------------------------- -----------------
Francis E. Baker                  68     Chairman and Secretary                                            1959
Oliver R. Grace, Jr.              44     President and Chief Executive Officer                             1997
Bernard F. Travers, III           40     Assistant Secretary                                               1993
Ronald N. Cerny                   46     President, The J.M. Ney Company                                   1993
Andrew M. O'Shea                  39     Treasurer of the Company; Chief Financial Officer and
                                         Secretary, The J.M. Ney Company                                   1995
Eugene Phaneuf                    51     Vice President - Operations,
                                              The J.M. Ney Company                                         1996
------------------------------- -------- ----------------------------------------------------------- -----------------

Except as set forth below, all of the officers and significant employees of its subsidiaries have been associated with the Company in their present positions for more than the past five years.

     Mr. Grace, Jr. has been a Director of the Company since 1986 and President and Chief Executive Officer since June 1, 1997. Mr. Grace, Jr. was Chairman of the Company from March 1990 to May 1997. Mr. Grace, Jr. has also been President of AG Investors, Inc., one of the Company's subsidiaries, since 1992. Mr. Grace, Jr. is a General Partner of The Anglo American Security Fund L.P. Mr. Grace, Jr., the Company's Chairman, is the brother of John S. Grace, a member of the Company's Board of Directors.

     Mr. Baker became Chairman on June 1, 1997. He has been a Director of the Company since 1959 and was President and Chief Executive Officer from 1959 until June 1, 1997. Mr. Baker is also the Secretary of the Company, a position he has held since May 1997.

     Mr. Travers, III joined the Company in 1983. He was promoted to Assistant Secretary in June 1993. From 1990 through the present he has also served as the Company's Director of Law and Taxation. Mr. Travers is an attorney and a Certified Public Accountant.

Mr. Cerny has served as President of JM Ney since November 1995. From April 1993 to November 1995, Mr. Cerny was the General Manager of JM Ney's Electronics Division. From 1988 until joining JM Ney, Mr. Cerny served as Director of Operations (1990-1993) and Director of Sales & Marketing (1988 to 1990) for the Materials Technology Division of Johnson Matthey, Inc., a precious metals fabricator.

     Mr. O'Shea became Treasurer of the Company in June 1997. He joined the Company in December 1995 as Treasurer and Chief Financial Officer of JM Ney. In November 1997 he was also appointed JM Ney's Secretary. From 1994 until joining the Company, Mr. O'Shea was Vice-President of Finance and Administration for the WorldCrisa Corporation. From 1990 to 1994, Mr. O'Shea worked for Buxton Co. in various financial management capacities, including Senior Vice-President, Finance and Administration. Mr. O'Shea is a Certified Public Accountant.

     Mr. Phaneuf joined JM Ney in 1990. He was promoted to Vice President-Operations of JM Ney in March 1996. From April 1994 to February 1996, Mr. Phaneuf was JM Ney's Director of Operations. He was also Acting General Manager of Ney Ultrasonics from April 1995 through December 1996. From 1990 to 1994, Mr. Phaneuf was JM Ney's Manager of Engineering and Manufacturing.

ITEM 2.    PROPERTIES.

The Company's principal executive offices were relocated to New York, New York in May 1998. The Company subleases office space from an entity owned by Oliver
R. Grace, Jr. the Company's President and Chief Executive Officer, at lease rates that approximate market.

The Company's subsidiary, Andersen Realty, Inc., owns a 108,000 square foot building located in Bloomfield, Connecticut. Portions of this facility are leased to the present owners of its former Dental and Ultrasonic Cleaning Equipment segments, as well as to third parties.

JM Ney owns a 100,000 square foot facility within a 16.5 acre industrial park in Bloomfield, Connecticut. This site contains JM Ney's principal operations and general administrative offices. The Registrant believes that its plants and properties, and the production capacities thereof, are suitable and adequate for its business needs of the present and immediately foreseeable future.


ITEM 3.    LEGAL PROCEEDINGS.

     Morton International, Inc. v. A.E. Staley Mfg. Co. et al. and Velsicol Chemical Corp. v. A.E. Staley Mfg. Co. et al.

As previously reported in the Company's Form 10-K for the year ended February 28, 1997, in July 1996, two companion lawsuits were filed in the United States District Court for the District of New Jersey, by various owners and operators of the Ventron-Velsicol Superfund Site (Site). The lawsuits, which were subsequently consolidated, were filed under the Comprehensive Environmental Resource Compensation and Liability Act (CERCLA), the Resource Conservation and Recovery Act, the New Jersey Spill Act and New Jersey common law, alleging that the defendants (over 100 companies, including JM Ney) were generators of certain wastes allegedly processed at the site. The lawsuits seek recovery of costs incurred and a declaration of future liability for costs to be incurred by the owners and operators in studying and remediating the Site.

Based on preliminary disclosure of information relating to the claims made by plaintiffs and defendants, JM Ney, which produced and refined precious metals used in dental amalgams, is one of the smaller parties to have had any transactions with one of the plaintiff's predecessors in interest. However, under both CERCLA and the New Jersey Spill Act, a party is jointly and severally liable, unless there is a basis for divisibility. At this time, there is insufficient information to determine the appropriate allocation of costs as between or among the defendant group, if liability to the generator defendants is ultimately proven. Moreover, because of the incomplete status of discovery, the Company is unable to predict the probable outcome of the lawsuit, whether favorable or unfavorable, and has no basis to ascertain a range of loss, should any occur, with respect to an outcome that might be characterized as unfavorable.

The Company continues to investigate whether any liability, which may accrue at some future date, may be subject to reimbursement in whole or in part from insurance proceeds. The Company intends to continue to vigorously defend the lawsuit.

     James S. Cathers and Sylvia Jean Cathers, his wife v. Kerr Corporation, Whip-Mix Corporation, The J.M. Ney Company and Dentsply Corporation, Inc.

As previously reported in the Company's Form 10-Q for the Quarter ended August 31, 1997, in August 1997, JM Ney was included as a defendant in an asbestos related civil action for negligence and product liability filed in the Court of Common Pleas of Allegheny County, Pennsylvania, in which the Plaintiffs claim damages in excess of $30,000 (the jurisdictional limit) from being exposed to asbestos and asbestos products alleged to have been manufactured and supplied by the defendants, including Ney's former Dental Division, while one of the Plaintiffs worked in a dental lab from 1960 to 1986 at an unspecified location in Pittsburgh, Pennsylvania. The Plaintiffs allege that this exposure to asbestos and asbestos products caused the wrongful death of one of the Plaintiffs from cancer (mesothelioma). The Plaintiffs have not provided any specific allegations of facts as to which defendants may have manufactured or supplied asbestos and asbestos products which are alleged to have caused the injury.

         The Company has determined that it has insurance that potentially covers this claim and has called upon the insurance carriers to provide reimbursement of defense costs and liability, should any arise. As of this date, the Company has no basis to conclude that the litigation may be material to the Company's financial condition or business. The Company intends to vigorously defend the lawsuit.

     Anthony Nicholas Georgiou, et al. v. Mobil Exploration and Producing Services, Inc., Metromedia International Telecommunications, Inc., et al.

On January 14, 1998, Anthony Nicholas Georgiou, et al. v. Mobil Exploration and Producing Services, Inc., Metromedia International Telecommunications, Inc., et al., was filed in the United States District Court for the Southern District of Texas. Plaintiffs claim that the defendants, including the Registrant and Oliver
R. Grace, Jr. the Registrant's President and Chief Executive Officer, interfered with plaintiffs' business relationships with several companies involving certain oil exploration and production contracts in Siberia and telecommunications contracts in the Russian Federation. The specific counts are civil conspiracy, tortious interference with contractual relationships and tortious interference with prospective contractual relationships. Plaintiffs have alleged actual damages in excess of $500,000,000 and have sought punitive damages of three times alleged actual damages. The Company filed its answer denying each of the substantive allegations of wrongdoing contained in the complaint. In addition, the Company has moved to dismiss this case in Texas against it for lack of personal jurisdiction.

The Company believes that this action against it will be dismissed for lack of personal jurisdiction. If the action were not dismissed, the Company believes that it has meritorious defenses and will continue to vigorously defend the action. The Company is investigating whether any liability, which may accrue at some future date, may be subject to reimbursement in whole or in part from insurance proceeds. As of this date, the Company has no basis to conclude the litigation may be material to the Company's financial condition or business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 25, 1998, the Company held a special meeting of its stockholders to amend and restate the Company's Amended and Restated Certificate of Incorporation to eliminate certain restrictions on the payment of dividends on the Company's Common Stock and the Company's Series A Cumulative Convertible Preferred Stock, change the dividend payment rate on the Preferred Stock and eliminate the requirement that the Company redeem the Preferred Stock.

The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes of each class of capital stock entitled to vote is set forth below:

Class of Stock                  For             Against                 Withheld                   Abstentions
Common                       1,140,084           37,782                  744,234                     13,378
Preferred                      236,258            5,832                    5,614                      8,744

     Based upon these results, the changes to the Company's Amended and Restated Certificate of Incorporation was amended to reflect the changes referred to above.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's Common Stock is traded on The NASDAQ Stock Market under the symbol (ANDR) with quotes supplied by the National Market System of the National Association of Securities Dealers, Inc. (NASDAQ).

The approximate number of record and beneficial holders of the Registrant's Common Stock on May 8, 1998 was 625 and 1,100, respectively. The Company's high, low and closing sales prices for the common equity, for each full quarterly period within the two most recent fiscal years, are included below. The stock prices shown, which were obtained from NASDAQ, represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

--------------------------------------------- ---------------------- ------------------------ ----------------------
        Year ended February 28, 1998                   High                   Low                    Close
--------------------------------------------- ---------------------- ------------------------ ----------------------
    First Quarter                                     5 1/2                   4 1/2                  5 1/8
    Second Quarter                                    6 3/4                   5                      6 1/2
    Third Quarter                                    10 1/4                   6 1/4                  7 5/8
    Fourth Quarter                                    7 1/2                   4 7/8                  5 7/8
--------------------------------------------- ---------------------- ------------------------ ----------------------

--------------------------------------------- ---------------------- ------------------------ ----------------------
        Year ended February 28, 1997                   High                   Low                    Close
--------------------------------------------- ---------------------- ------------------------ ----------------------
    First Quarter                                     6 1/2                   3 3/4                  6
    Second Quarter                                    7                       5 1/4                  6 1/2
    Third Quarter                                     7                       3 1/4                  5 1/4
    Fourth Quarter                                    6 1/2                   5                      5 1/2
--------------------------------------------- ---------------------- ------------------------ ----------------------

ITEM 6.    SELECTED FINANCIAL DATA.


The following table summarizes certain financial data with respect to the Company and is qualified in its entirety by the Consolidated Financial Statements of the Company for the fiscal year ended February 28, 1998 contained in Item 8 herein, (amounts in thousands, except per share data).

------------------------------------ ---------------- ----------------- --------------- --------------- ----------------
Years ended February                      1998              1997             1996            1995            1994
------------------------------------ ---------------- ----------------- --------------- --------------- ----------------

Revenues (1)                             $28,868           $20,501         $19,437         $24,520          $17,024
------------------------------------ ---------------- ----------------- --------------- --------------- ----------------
Income (loss) from continuing
operations                                 1,770               334          (1,921)           (397)            (923)
------------------------------------ ---------------- ----------------- --------------- --------------- ----------------
Net income (loss)                          2,212               299           1,933            (388)            (868)
------------------------------------ ---------------- ----------------- --------------- --------------- ----------------
Income (loss) applicable to
common shares                              1,772                22           2,389            (975)          (1,468)
------------------------------------ ---------------- ----------------- --------------- --------------- ----------------
Income (loss) from continuing
operations per common share,
diluted                                      .68               .03            (.76)           (.90)           (1.22)
------------------------------------ ---------------- ----------------- --------------- --------------- ----------------
Income (loss) per common
share, diluted                               .91               .01            1.23            (.50)           (0.80)
------------------------------------ ---------------- ----------------- --------------- --------------- ----------------
Depreciation, amortization
and accretion                              1,480             1,419           1,887           2,329            3,368
------------------------------------ ---------------- ----------------- --------------- --------------- ----------------
Total assets                              44,771            37,677          38,798          43,679           48,590
------------------------------------ ---------------- ----------------- --------------- --------------- ----------------
Total debt                                14,537            10,119           8,485          12,328           16,371
------------------------------------ ---------------- ----------------- --------------- --------------- ----------------
Redeemable preferred stock                  -                4,891           5,280          10,593           10,494
------------------------------------ ---------------- ----------------- --------------- --------------- ----------------
------------------------------------ ---------------- ----------------- --------------- --------------- ----------------
Common and other stockholders'
equity (2)                                20,196            13,647          13,625           9,913           10,837
------------------------------------ ---------------- ----------------- --------------- --------------- ----------------
Book value per common share                 7.97              7.05            7.04            5.13             5.62
------------------------------------ ---------------- ----------------- --------------- --------------- ----------------

(1) The results of Digital GraphiX are included in 1994, 1995 and two months of 1996. Net sales and revenues, and income (loss) from continuing operations, exclude the results of operations of the Company's Ultrasonic Cleaning Equipment and Dental segments as a result of their sales in February 1998 and November 1995, respectively.

(2) 1998 amount includes preferred stock as a result of the elimination of its mandatory redemption provisions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS

1998 vs. 1997

REVENUES
--------
Total revenues from continuing operations of $28,868,000 for the fiscal year ended February 28, 1998 (FY98) were 40.8% more than the $20,501,000 of revenues recorded for the year ended February 28, 1997 (FY97). This increase represents the combination of a 23.0% increase in sales generated by The J.M. Ney Company (JM Ney), and an increase of $3,613,000 of investment and other income over the net losses of $142,000 recorded in FY97.

JM Ney's increase in sales to $25,397,000 reflects growth in sales of contacts for sensors used in the automotive industry, and increased sales of precious metal materials, particularly materials for use in the manufacture of dental implant components. Such sales growth during FY98 is reflected net of a 2% decline in sales to the Company's former Dental segment.

     Investment and other income totaled $3,471,000 for FY98, versus a loss of $142,000 in FY97, as follows (000s omitted):


                                                                           FY98          FY97
Net gains from domestic investment portfolio                              $1,759        $1,032
Net gains from Russian and Eastern European  portfolio                       665            -
Interest and dividends                                                       228           366
Rental income                                                                376           342
Gain from Digital GraphiX                                                    196            -
Loss from investments in Phoenix Shannon                                       -        (2,175)
Other, net                                                                   247           293
                                                                         -------       -------
                                                                          $3,471         ($142)

Gains from the Company's domestic investment portfolio increased due to a rebound in the market value of the Company's investment in Centennial Cellular, which had experienced a decline in value in FY97, and to continued growth in value from the Company's portfolio of financial institutions. All gains from this portion of the investment portfolio in each of the two most recent years represented increases in net unrealized appreciation of the underlying investments. Also, during FY98, the Company significantly expanded its investment activities in Russia and Eastern Europe. This resulted in the recording of net realized and unrealized gains of $665,000, net of valuation allowances of $617,000 established for the foreign trading portfolio, and $245,000 established for a Russian security held for longer term investment. Such reserves were established to address volatility and liquidity concerns within these markets.

During FY98, Digital GraphiX, Incorporated, an investment whose results had been consolidated with those of the Company through April 1995, sold its net assets and used the proceeds to repay notes, redeem its preferred stock, and issue liquidating dividends on its common stock. As a result, the Company received $196,000 in excess of the net carrying value of its investment.

During FY97, the Company wrote off $2,175,000 in the value of its investment in the common stock of, and a note receivable from, Phoenix Shannon, p.l.c. which had been received as part of the consideration for the sale of the net assets of the Company's former Dental segment in FY96.

COST OF SALES
-------------
Cost of sales totaled $17,040,000, or 67.1% of net sales in FY98, versus cost of sales of $13,259,000, or 64.2% of net sales in FY97. The decline in the gross margins from 35.8% to 32.9% was caused primarily by significant increases and volatility in the price of palladium which is used in the majority of JM Ney's products, and by increases in materials sales as a percentage of overall sales. However, gross margins of $8,357,000 in FY98 represented a 13.2% increase over FY97 levels.

During most of FY97, the price of palladium remained relatively stable between $141 per troy ounce and $115 per troy ounce, with an increase at fiscal year end to above $155 per ounce. Such a market condition enabled JM Ney to easily replace the metal it had sold with metal of approximately equal value for LIFO accounting purposes. However, during FY98, the price of palladium fluctuated widely. Prices ranged from a low of $142 per troy ounce to a high of $240 per ounce. During much of this period, the market viewed these price increases as temporary, as reflected in the lower cost for palladium in future months. Accordingly, for certain segments of its business, this price increase could not be immediately passed on to JM Ney's customers. Although JM Ney had certain hedging programs in place, such strategies did not cover all sales programs involving significant quantities of palladium.

During the first quarter of FY99, the price of palladium has increased further. JM Ney has utilized expanded metals hedging, financing and purchasing programs to reduce the adverse exposure that this development may have on its results of operations.

In addition, the Company's FY98 gross margin benefited from lower gold prices, which served to slightly offset the impact of the effects of the palladium price increases and volatility.

Also, during FY98, sales of precious metal materials, in the form of wire, strip, and rod represented approximately 31.8% of sales, versus material sales of 24.4% in FY97. Material products generally have lower average gross margins, due to the commodity nature of the product, versus highly engineered parts and components, which involve an increased amount of value-added processing, and higher gross margins. Such sales mix contributed further to the lower average gross margins during FY98.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses from continuing operations totaled $6,260,000, or 8.5% more than the costs incurred during FY97. Costs of approximately $128,000 incurred in the process of upgrading JM Ney's manufacturing system to be Year 2000 compliant, an increase of $167,000 of recruiting costs, including personnel fees and advertising, and legal costs incurred in connection with the exchange of the Company's 10 1/2% Debentures and change of the terms of its Preferred Stock all contributed to the growth in these expenses.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------
Research and development expenses increased from $1,228,000, or 5.9% of sales in FY97 to $1,444,000, or 5.7% of sales in FY98. While increased material sales served to lower the relative comparison, the absolute increase of 17.6% reflects the cost of efforts to develop new proprietary alloys that have similar physical attributes to existing alloys with lower palladium content to reduce exposure to market fluctuations, and to work on new manufacturing processes which enable JM Ney to offer product alternatives.

INTEREST EXPENSE
----------------
Interest expense increased from $790,000 in FY97 to $1,163,000 in FY98. Increased borrowings under JM Ney's revolving line of credit to support both its working capital requirements and those of Ney Ultrasonics served to increase interest. In addition, significant increases in the leasing rates of palladium and platinum also served to increase financing costs under its line of credit. JM Ney was not exposed to these volatile interest rates to the extent that many other companies using palladium were, thus this impact was contained.

Also, during the year, JM Ney closed on a $7.5 million seven-year subordinated note that bears interest at the annual rate of 10.26%. Interest and amortization of deferred financing costs for two months added to the interest expense total.

INCOME TAXES
------------
Income tax expense from continuing operations totaled $1,191,000 for FY98, versus a tax benefit from continuing operations of $882,000 for FY97. The current year expense included a net increase of $1,016,000 in deferred income taxes payable. The effective tax rate for FY97 was favorably impacted by the settlement of audits of prior state income tax returns.

DISCONTINUED OPERATIONS
-----------------------
Effective February 28, 1998, the Company sold the net assets of Ney Ultrasonics for approximately $3.5 million and additional contingent consideration. Net of expenses incurred in the transaction, the Company recognized a gain of $97,000, net of tax. For the year then ended, Ney Ultrasonics generated approximately $345,000 of net income on sales of $5,713,000. During FY98 these operations generated an increase in sales of 47.5% over FY97, which produced the first operating profit in its history. The Company is optimistic that continuation of the market penetration of the ultrasonic cleaning technology will result in increased future profits in the form of contingent consideration from the sale.

PREFERRED DIVIDENDS
-------------------
Preferred dividends, including the amortization of issuance costs, totaled $477,000 during FY98, which is a 16.1% increase over the dividends of $411,000 accrued for FY97. The dividends per preferred share, which include a participating dividend based on the operating income of JM Ney, including earnings relating to Ney Ultrasonics and the former Dental segment, increased from approximately $1.24 per share in FY97 to approximately $1.69 in FY98. However, due to purchases of shares of preferred stock during both years, the aggregate preferred dividends increased by a lower amount. Reversals of previously accrued but unpaid dividends added $37,000 and $134,000 to income applicable to common shareholders in FY98 and FY97, respectively.

As a result of the shareholder approval of the change in the terms of the Preferred Stock, dividends that had been accrued from May 1993 through November 1997 were paid in February 1998.

NET INCOME
----------
As a result of the income of $1,770,000 generated from continuing operations, income of $345,000 from discontinued operations, and the gain of $97,000 on the sale of Ney Ultrasonics, total net income for FY98 was $2,212,000, versus net income of $299,000 in FY97. After net preferred dividends, income applicable to common shareholders for FY98 was $1,772,000, or $.92 per share basic, $.91 diluted, versus income applicable to common shareholders of $22,000, or $0.01 per basic and diluted share in FY97.

1997 VS. 1996

REVENUES
--------
For the year ended February 28, 1997 (FY97), revenues from continuing operations totaled $20,501,000, which were 5.5% more than revenues during the fiscal year ended February 29, 1996 (FY96). This increase primarily reflects a 24.8% increase in sales for The J.M. Ney Company (JM Ney), losses sustained from investments in Phoenix Shannon, p.l.c., and the absence of sales from the Company's former Video Products segment.

Sales from JM Ney were $20,643,000 during FY97, versus FY96 sales of $16,544,000. Sales growth was generated in automotive, medical and other industrial markets, which resulted from expansion of manufacturing capabilities and effective marketing efforts. Additional sales growth was generated from dental alloy fabrication services to the Company's former Dental segment, which during FY96 was included for only three months after the sale of that division to Phoenix Shannon. Sales from Digital GraphiX, Incorporated (DGI), the Company's formerly consolidated Video Products segment, totaled $2,080,000 during the first two months of FY96. Due to an offering of DGI's common stock, the Company's ownership was diluted and DGI's results beyond that date were not consolidated with those of the Company. Accordingly, during FY97, this segment did not generate any reported sales for the Company.

Investment and other income produced a net loss of $142,000 during FY97, versus income of $813,000 in the prior fiscal year. A significant decline in the market value of Phoenix Shannon common stock resulted in the complete write-off of $2,175,000 of the Company's investment in Phoenix Shannon, including a $1 million note receivable. During FY96, the Company absorbed a $525,000 loss relating to a decline in the market value of Phoenix Shannon's common stock.

Gains from common stocks, which primarily comprised investments in certain financial institutions, produced net investment gains of $1,032,000 during FY97, while these investment activities yielded $585,000 of net gains during FY96. In addition, rental income increased from $281,000 in FY96 to $342,000 in FY97, due primarily to a full year of revenue from the former Dental segment, which has leased space in the Company's 100,000 square foot office and manufacturing facility. Interest income of $342,000 in FY97 was 27.1% lower than the $469,000 recorded in FY96, due primarily to reduced interest related to the Company's note receivable from DGI, which was partially offset by increased interest on excess cash balances. The DGI note was partially converted to DGI's preferred stock during FY97, and no accruals of dividend income were recorded. In addition, fee income of $200,000 in FY97 added to the total of investment and other income.

COST OF SALES
-------------
Cost of sales of $13,259,000 in FY97 represented 64.2% of sales, while such costs amounted to $12,016,000, or 64.5% of sales during FY96. The increased gross margins, 35.8% versus 35.5%, represents the net of a 1.5% increase in margins for JM Ney, and the absence of higher margin sales from the Video Products segment, for which only modest sales were reported for FY96.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses of $5,772,000 during FY97 were 24.9% lower than the $7,683,000 of such expenses reported for FY96. A write-down in FY96 of $1 million of the Company's investment in DGI, and approximately $950,000 of legal and settlement costs relating to a suit filed against a former subsidiary of the Company accounted for most of the higher costs in FY96. Selling, general and administrative expenses totaled 28.2% of revenues in FY97 versus 39.5% in FY96.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------
Research and development expenses decreased from $1,374,000 in FY96 to $1,228,000 in FY97 due to the absence in FY97 of such expenses from DGI. Such expenses, excluding DGI, were $1,041,000, or 6.3% of sales in FY96, versus 5.9% of sales for FY97. The relative increase reflects efforts at JM Ney to develop new precious metal alloys, and product processes.

INTEREST EXPENSE
----------------
Interest expense of $790,000 during FY97 represents a 36.1% decrease from interest expense of $1,237,000 incurred during FY96. Principal payments in both years on long-term obligations, including prepayments made during FY97 to implement a Capital Stock Purchase Program, along with lower average outstanding amounts under revolving credit agreements, resulted in the lower interest expense in FY97.

INCOME TAX BENEFIT
------------------
An income tax benefit of $882,000 relating to continuing operations was recorded in FY97 due to the $548,000 pre-tax loss and to the favorable settlement of a state income tax audit relating to prior years which was the primary factor that enabled the Company to reverse approximately $546,000 of accrued income taxes. A tax benefit of $952,000 relating to $2,873,000 of losses from continuing operations was recorded in FY96.

DISCONTINUED OPERATIONS
-----------------------
During FY97, Ney Ultrasonics' operations produced a net loss of $35,000, versus a net loss of $349,000 from this former segment in FY96. Market acceptance of newly-introduced ultrasonic cleaning technology improved its sales and operating results. In addition, during FY96, nine months of activities from the Company's former Dental segment produced net income of $413,000, or $0.21 per share. A net gain of $3,790,000, or $1.96 per share, was recorded in FY96 from the sale of the net assets of this segment to Phoenix Shannon. This gain included $519,000 of a curtailment gain relating to JM Ney's defined benefit pension plan. Part of the proceeds received from the sale of the Dental segment included 200,000 shares of Phoenix Shannon's stock, which were valued at $1,700,000 and a $1 million note receivable. As noted, during FY96 and FY97, the entire value of this portion of the consideration was completely written off. Phoenix Shannon was subsequently placed into bankruptcy and its assets, including the former Dental segment, were sold. However, such proceeds were insufficient to enable the Company to realize any value from either the note or the stock.

PREFERRED DIVIDENDS
-------------------
The preferred dividend requirement, including the amortization of the issuance discount, totaled $411,000 in FY97 versus $559,000 in FY96. The decrease reflects the combination of fewer outstanding preferred shares in FY97 versus FY96 due to share purchases in the fourth quarters of both FY96 and FY97, and increased per-share dividends. Due to increased consolidated operating income of The J.M. Ney Company, including the results of Ney Ultrasonics, and the gain on the sale of the Dental segment, per-share dividends increased from $0.78 in FY96 to $1.24 in FY97.

NET INCOME
----------
For FY97, the Company reported net income of $299,000. After preferred dividends, and reversal of preferred dividends due to the repurchase of shares, income applicable to common shareholders was $22,000 or $0.01 per share. This compares to net income of $1,933,000, including the gain on sale of the Dental segment and the results of both discontinued operations. After preferred dividends and the reversal of $1,015,000 of dividends from share purchases, FY96 income applicable to common shareholders was $2,389,000, or $1.23 per share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At February 28, 1998, consolidated cash and short-term investments and marketable securities totaled approximately $11,517,000, which was an increase of $2,953,000 from the February 28, 1997 total of $8,564,000. At February 28, 1998, the marketable securities included approximately $5,611,000 of the common stock of certain financial institutions, $493,000 of non-investment grade municipal bonds, and $430,000 of the common stock of Centennial Cellular, which had purchased certain cellular partnership interests from the Company in FY95. This portfolio also included approximately $2,467,000 reported value of marketable investments in an emerging Russian mutual fund, and a portfolio of securities of companies located in the Ukraine and Poland. The reported value of this portfolio is reflected net of a valuation reserve of $617,000, which was established to address liquidity and market volatility concerns inherent in those particular emerging markets.

During FY98, the Company made substantial investments in Russian and Eastern European markets, including an investment with a recorded value of $980,000 in AVISMA/VSMPO, a Russian titanium producer whose stock does not currently have a reported market value due to the relative sparseness in the stock's trading volume. This security is recorded at its cost less a valuation reserve of $245,000. Including this investment, the Company's investment of $835,000 in the Institute for Automated Systems and the above-reported marketable securities, total Russian and Eastern European investments was $4,282,000, net of aforementioned valuation reserves. This represents approximately 9.6% of assets and 21.2% of total stockholders' equity.

During FY98, pursuant to shareholder approval, the Company exchanged $4,311,000 of its 10 1/2% Convertible Subordinated Debentures for an equal amount of new notes which bear the same interest rate and conversion terms, but do not contain restrictive covenants contained in the original issue. The new notes have a longer average maturity, with the final maturity date being in 2007. Pursuant to this exchange, the Company paid the remaining $456,000 of an Industrial Revenue Bond and $1,387,000 principal value of the 10 1/2% Debentures that were not tendered in the exchange. The exchange and redemption of the original notes resulted in the elimination of a restriction concerning the payment of dividends. Accordingly, in February 1998, approximately $1,222,000 of previously accrued but unpaid dividends on preferred stock were paid.

The Company also received the consent of its shareholders to change the terms of its Series A Cumulative Convertible Preferred Stock ("Preferred Stock"), including elimination of the required redemption terms and an amendment of the dividend rate to a fixed annual amount of $1.50 per share, paid quarterly. Prior to the change, the Preferred Stock called for dividends based upon the earnings of JM Ney (including the former Dental and Ultrasonics Cleaning segments). Accordingly, such dividends could range from a minimum of $0.75 per share, to a maximum of $1.75 per share. For FY98, such dividends totaled $1.69 per preferred share.

During FY98, JM Ney entered into a seven-year $7,500,000 subordinated note with a commercial bank that bears interest at 10.26% per annum. JM Ney used the proceeds to make distributions to the Company, pay down existing obligations and fund certain capital expenditures. The remaining funds and the increased availability under its line of credit will be used for the acquisition of another business, although no specific transaction has been identified. In connection with issuing this note, JM Ney also granted the lender warrants to acquire 34,000 and 6,000 shares of its common stock at $1.00 and $10.00 per share, respectively. Concurrent with this note agreement, JM Ney also amended the terms of its $6 million revolving credit agreement which expanded its precious metals financing options, reduced JM Ney's interest rates for certain borrowings under the line, and amended covenants to accommodate the new financing.

During FY98, the prices of the precious metals that JM Ney utilizes in the alloying and manufacturing of its products experienced significant volatility. Primarily as a net result of an increase of approximately $100 per ounce of the palladium content of its inventory, and a $60 per ounce decline in the gold component of its inventory, JM Ney's LIFO reserve increased by $1,176,000 to maintain the net recorded value of these inventories at their historical values.

As a result of covenants contained in its borrowing agreements, JM Ney is restricted from paying dividends or otherwise transferring funds to the Company outside the normal course of business, except as defined in certain agreements. At February 28, 1998, JM Ney's working capital and net worth, net of liabilities to the Company, totaled approximately $9.4 million and $6.8 million, respectively. The Company believes income generated from its investments, or funds generated from liquidation of existing investments and allowed payments from JM Ney will be sufficient to meet its anticipated working capital and debt service requirements for the foreseeable future.

FORWARD LOOKING STATEMENTS
--------------------------

This report contains forward-looking statements, which are subject to a number of risks, and uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to the following:

The Company has expanded its investment and business development activities in Russia and Eastern Europe. Economic and political developments in these countries could significantly impact both the return on and the return of capital employed in these regions. Anticipated contingent consideration from the sale of Ney Ultrasonics is dependent upon the successful marketing of technology developed while the Company owned Ney Ultrasonics. Changes in technology, or shortfalls in the success of the buyer's marketing of this technology, could affect the ultimate consideration to be received. The price and volatility of precious metals, particularly palladium and gold, could impact the market for many of JM Ney's products as users substitute less expensive materials.

YEAR 2000
---------
The Year 2000 compliance issues concern the inability of certain computerized information systems to properly recognize date-sensitive information as the Year 2000 approaches. Systems that do not recognize such information could generate erroneous data or cause systems to fail. The Company has upgraded its hardware and is in the process of installing a new version of its software, which among other benefits, will result in the Company being Year 2000 compliant. This conversion is expected to be completed prior to the end of FY99. The Company has also taken measures to ensure that other systems within its operations, as well as the interface with its customers, suppliers and other vendors, are conducted in a Year 2000 compliant environment. Approximately $128,000 of costs was incurred during FY98 for this project. The Company estimates that the costs anticipated to be incurred during the next fiscal year to complete this conversion process will not exceed $300,000.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statement schedules are filed as part of Part IV, Item 14, of this Annual Report on Form 10-K.

The Registrant's Consolidated Financial Statements for the fiscal year ended February 28, 1998 are set forth below.

The following table summarizes certain financial data with respect to the Company and is qualified in its entirety by the Company's Consolidated Financial Statements for the fiscal year ended February 28, 1998 contained in this Item (amounts in thousands, except per share data).

Selected Quarterly Financial Data

        1998 Quarterly Financial Data                  May 31           August 31        November 30          February 28
--------------------------------------------------- -----------       -------------    ---------------      ---------------
Net sales and revenues                                $6,338            $9,346             $6,396               6,788
Gross profit                                           2,073             1,938              2,226               2,120
Income (loss) from continuing operations                 217             2,088               (283)               (252)
Net income (loss)                                        267             2,111               (183)                 17
Income (loss) applicable to common shares                141             2,040               (305)               (104)
--------------------------------------------------- ------------      -------------    ----------------     ---------------
Earnings (Loss) Per Diluted Common Share (1):
Continuing operations                                    .05               .78               (.21)               (.19)
Net income (loss)                                        .07               .79               (.16)               (.05)
--------------------------------------------------- ------------      -------------    ---------------    ----------------

        1997 Quarterly Financial Data                  May 31           August 31        November 30          February 28
--------------------------------------------------- -----------       -------------    ---------------    -----------------
Net sales and revenues                                $6,694            $4,775             $3,942              $5,090
Gross profit                                           2,200             1,657              1,774               1,753
Income (loss) from continuing operations                 574              (376)              (855)                991
Net income (loss)                                        619              (374)              (941)                995
Income (loss) applicable to common shares                477              (474)            (1,027)              1,046
--------------------------------------------------- ------------      -------------   ----------------    -----------------
Earnings (Loss) Per Common Share:
Continuing Operations                                    .22              (.25)              (.49)               0.43
Net income (loss)                                        .25              (.25)              (.53)               0.43
--------------------------------------------------- -------------    --------------   -----------------   -----------------

     (1) The sum of earnings per share for the four quarters may not equal earnings per share for the total year due to certain items in the diluted earnings per share calculation for an individual quarter that were anti-dilutive for the total year.

ANDERSEN GROUP, INC.
Consolidated Balance Sheets
February 28, 1998 and 1997
(in thousands, except share data)

                                                                                             1998                      1997
----------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
Cash and cash equivalents                                                                  $2,516                    $3,219
Marketable securities                                                                       9,001                     5,345
Receivable from sale of subsidiary                                                          3,521                         -
Accounts and other receivables, less allowance for doubtful
accounts of $130 in 1998 and $190 in 1997                                                   3,870                     2,773
Inventories                                                                                 8,076                     9,040
Prepaid expenses and other assets                                                             142                       516
----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       27,126                    20,893
-------------------------------------------------------------------------------------------------- -------------------------
Property, plant and equipment, net                                                          9,443                     9,336
Prepaid pension expense                                                                     4,665                     4,274
Investments                                                                                 1,815                     2,181
Other assets                                                                                1,722                       993
----------------------------------------------------------------------------------------------------------------------------
                                                                                          $44,771                   $37,677
----------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt                                                     $    595                   $   773
Short-term borrowings                                                                       2,183                     2,305
Accounts payable                                                                              951                     1,398
Accrued liabilities                                                                         3,352                     3,670
Deferred income taxes                                                                       1,286                       564
----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                   8,367                     8,710
----------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                                     4,459                     7,041
Subordinated note payable, net of unamortized discount                                      7,300                         -
Other long-term obligations                                                                 1,888                     1,121
Deferred income taxes                                                                       2,561                     2,267
Commitments and contingencies (Notes 17 and 20)
Redeemable cumulative convertible preferred stock,
  no par value; authorized 800,000 shares; issued
  789,628 shares;  outstanding shares 265,192 in 1997;
  unamortized discount of $81 in 1997; liquidation                                                                    4,891
  preference $18.75 per share                                                                  -
----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Cumulative convertible preferred stock, no par value;
authorized 800,000 shares, outstanding 256,416 shares                                       4,769                         -
Common stock, no par value; authorized 6,000,000 shares,
  issued 1,958,478 shares in 1998 and 1997                                                  2,103                     2,103
Treasury stock, at cost, 21,800 shares in 1998 and 24,000
  shares in 1997                                                                              (82)                      (90)
Additional paid-in capital                                                                  3,248                     3,248
Retained earnings                                                                          10,158                     8,386
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                 20,196                    13,647
----------------------------------------------------------------------------------------------------------------------------
                                                                                          $44,771                   $37,677
----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

ANDERSEN GROUP, INC.
Consolidated Statements of Operations
Years ended February 28, 1998, 1997
and February 29, 1996
(in thousands, except per share data)

                                                               1998                   1997                  1996
--------------------------------------------------------------------------------------------------------------------------
Revenues:
Net sales                                                   $25,397               $ 20,643               $18,624
Investment and other income (loss)                            3,471                   (142)                  813
-------------------------------------------------------------------------------------------------------------------------
                                                             28,868                 20,501                19,437
--------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
Cost of sales                                                17,040                 13,259                12,016
Selling, general and administrative                           6,260                  5,772                 7,683
Research and development                                      1,444                  1,228                 1,374
Interest expense                                              1,163                    790                 1,237
--------------------------------------------------------------------------------------------------------------------------
                                                             25,907                 21,049                22,310
--------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                                         2,961                   (548)               (2,873)
Income tax expense (benefit)                                  1,191                   (882)                 (952)
--------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                      1,770                    334                (1,921)
Income (loss) from discontinued Ultrasonics
  segment, net of income taxes (benefit) of
  $221, ($22) and ($214), respectively                          345                    (35)                 (349)
Gain on sale of discontinued Ultrasonics
  segment, net of income taxes of $84                            97                      -                     -
Income from discontinued Dental segment,
  net of  income taxes of $170                                    -                      -                   413
Gain on sale of discontinued Dental segment,    net
of income taxes of $2,041                                         -                      -                 3,790
--------------------------------------------------------------------------------------------------------------------------
Net income                                                    2,212                     299                1,933
Preferred dividend requirement                                 (477)                   (411)                (559)
Reversal of preferred dividends                                  37                     134                1,015
--------------------------------------------------------------------------------------------------------------------------
Income applicable to common shareholders                    $ 1,772                    $ 22              $ 2,389
--------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share:
BASIC
  Continuing operations                                       $.69                     $.03               $ (.76)
  Discontinued operations                                      .18                     (.02)                 .03
  Gain on sales of discontinued segments                       .05                        -                 1.96
--------------------------------------------------------------------------------------------------------------------------
  Income per common share                                     $.92                     $.01               $ 1.23
--------------------------------------------------------------------------------------------------------------------------
DILUTED
  Continuing operations                                       $.68                     $.03               $ (.76)
  Discontinued operations                                      .18                     (.02)                 .03
  Gains on sales of discontinued segments                      .05                        -                 1.96
--------------------------------------------------------------------------------------------------------------------------
  Income per common share, diluted                            $.91                     $.01                $1.23
--------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

ANDERSEN GROUP, INC.
Consolidated Statements of Stockholders' Equity
Years ended February 28, 1998, 1997
and February 29, 1996
(in thousands, except share data)


                                                     1998             1997               1996
-------------------------------------------- ------------------ ------------------ -----------------
Preferred Stock
Beginning balance                                      -                -                  -
Reclassification due to removal of
redemption provisions of preferred
stock                                               $4,769              -                  -
-------------------------------------------- ------------------ ------------------ -----------------
                                                    $4,769              -                  -
-------------------------------------------- ------------------ ------------------ -----------------
Common Stock, Outstanding Shares
  Beginning balance                              1,958,478        1,958,205          1,958,205
  Shares issued from prior
   conversion of preferred stock                       -                273                -
-------------------------------------------- ------------------ ------------------ -----------------
                                                 1,958,478        1,958,478          1,958,205
-------------------------------------------- ------------------ ------------------ -----------------
Common Stock
  Beginning balance                                 $2,103           $2,103             $2,103
  Shares issued from prior
   conversion of preferred stock                       -                -                  -
-------------------------------------------- ------------------ ------------------ -----------------
                                                  $2,103              $2,103            $2,103
-------------------------------------------- ------------------ ------------------ -----------------
Additional Paid-In Capital
  Beginning balance                               $3,248              $3,248            $1,924
  Gain from redemption of preferred
stock                                                 -                  -               1,324
-------------------------------------------- ------------------ ------------------ -----------------
                                                  $3,248              $3,248            $3,248
-------------------------------------------- ------------------ ------------------ -----------------
Retained Earnings
  Beginning balance                               $8,386              $8,364            $5,975
  Net income                                       2,212                 299             1,933
  Preferred stock dividend and
   accretion                                        (477)               (411)             (559)
  Reversal of preferred dividends and
   accretion                                          37                 134             1,015
-------------------------------------------- ------------------ ------------------ -----------------
                                                 $10,158              $8,386            $8,364
-------------------------------------------- ------------------ ------------------ -----------------
Treasury Stock
  Beginning balance                                 $(90)               $(90)             $(90)
  Shares issued, at identified cost                    8                                   -
-------------------------------------------- ------------------ ------------------ -----------------
                                                    $(82)               $(90)             $(90)
-------------------------------------------- ------------------ ------------------ -----------------
-------------------------------------------- ------------------ ------------------ -----------------
Total stockholders' equity                       $20,196             $13,647           $13,625
-------------------------------------------- ------------------ ------------------ -----------------
See accompanying notes to consolidated financial statements.


ANDERSEN GROUP, INC.
Consolidated Statements of Cash Flows
Years ended February 28, 1998, 1997
and February 29, 1996
(in thousands)

                                                                1998          1997          1996
----------------------------------------------------------- ------------- ------------- --------------
Cash flows from operating activities:
Net income                                                     $2,212        $  299        $1,933
Adjustments to reconcile net income to net cash used
in operating activities:
Depreciation, amortization and accretion                        1,480         1,419         1,887
Deferred income taxes                                           1,016            67          (479)
Gain on sale of Dental segment                                     -             -         (3,790)
Gain on sale of Ney Ultrasonics                                   (97)           -             -
Losses (gains) from securities                                 (2,619)        1,149           (46)
Purchases of securities                                        (2,218)       (1,625)       (3,576)
Proceeds from sales of securities                               1,230           526         1,893
Pension (income) expense                                         (391)         (247)            8
Loss on disposal of property, plant and equipment                  -             58             1
Investment in Digital GraphiX                                      -            (87)          543
Changes in operating assets and liabilities, net of
changes from sale of Ney Ultrasonics in 1998 and sale of
Dental segment in 1996:
Accounts and notes receivable                                  (2,048)        1,564        (1,205)
Inventories                                                      (386)         (428)       (2,941)
Prepaid expenses and other assets                                 (97)         (339)         (806)
Accounts payable                                                  507        (1,799)        2,006
Accrued liabilities and other long-term obligations            (1,257)         (930)       (2,022)
----------------------------------------------------------- ------------- ------------- --------------
  Net cash used in operating activities                        (2,516)         (373)       (6,594)
----------------------------------------------------------- ------------- ------------- --------------
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment                -              4           256
Purchase of property, plant and equipment                      (1,740)       (1,191)       (1,503)
Proceeds from sale of Dental segment, net of cash sold             -             -         16,848
Purchase of investments                                        (1,225)           -             -
Proceeds from collection of investments                         1,542            -             -
----------------------------------------------------------- ------------- ------------- --------------
  Net cash (used in) provided by investing activities          (1,423)       (1,187)       15,601
----------------------------------------------------------- ------------- ------------- --------------
Cash flows from financing activities:
Principal payments on long-term debt                           (2,760)       (1,250)         (642)
Proceeds from issuance of subordinated debt                     7,500            -             -
Redemptions of preferred stock                                   (160)         (392)       (3,758)
Proceeds (payment) of short-term borrowing, net                  (122)        2,305        (3,200)
Dividends paid                                                 (1,222)           -             -
----------------------------------------------------------- ------------- ------------- --------------
 Net cash provided by (used in) financing activities            3,236           663        (7,600)
----------------------------------------------------------- ------------- ------------- --------------
 Net (decrease) increase in cash and cash equivalents            (703)         (897)        1,407
 Cash and cash equivalents, beginning of year                   3,219         4,116         2,709
----------------------------------------------------------- ------------- ------------- --------------
 Cash and cash equivalents, end of year                        $2,516        $3,219        $4,116
------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Years ended February 28, 1998, 1997
and February 29, 1996

(1)    Nature of Business

Andersen Group, Inc. (the Company) is a diversified holding company, which invests in both marketable and illiquid securities of domestic and foreign-based companies. It also owns a consolidated subsidiary, which manufactures electronic connectors, components and precious metal materials for sale to the automotive, defense, semiconductor and medical and dental markets.

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

Principles of Consolidation

The Company's  financial  statements include the accounts of the Company and its
wholly  owned  subsidiaries.   All  significant  intercompany  transactions  and
balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include funds held in investments with an original maturity of three months or less.

Marketable Securities

The Company's marketable securities are carried as trading securities at market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The Company has established a valuation allowance of $617,000 at February 28, 1998 to provide for volatility and liquidity concerns relating to its marketable investments in Russia and other eastern European countries. Any changes in the valuation of the portfolio are reflected in the accompanying Consolidated Statements of Operations.

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

Income Taxes

Income taxes are determined using the asset and liability approach. This method gives consideration to the future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities at currently enacted tax rates.

Earnings per share

In accordance with Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" (SFAS 128), basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the assumed issuance of common shares for all potentially diluted securities. See Note 13 for additional information and a reconciliation of the basic and diluted earnings per share computations.

Inventory Hedging

The Company has entered into precious metal forward contracts as a hedge against precious metal fluctuations for firm price deliveries. These contracts limit the Company's exposure to both favorable and unfavorable precious metals price fluctuations. Gains or losses on these contracts are recognized when the product deliveries being hedged have been made. The Company also utilizes precious metals leasing and deferred payment purchases of precious metals to manage the price exposure of certain components of its inventory.

Financial Statement Presentation

Certain reclassifications, and the restatement of the Consolidated Statements of Operations to reflect Ney Ultrasonics Inc. as a discontinued operation due to the sale of the net assets effective February 28, 1998, have been made to the FY97 and FY96 financial statements in order to conform with the FY98 presentation.

(3)     Marketable Securities

Marketable securities consist of the following (in thousands):

                                                                   February 28, 1998              February 28, 1997
                                                                   -----------------              -----------------
Common stock of savings banks                                            $5,611                        $3,508
Common stock of Centennial Cellular                                         430                           263
CA Emerging Russia Fund                                                   2,422                            -
Portfolio of Ukraine stocks                                                 314                            -
Common stock of Bank Handlowey                                              348                            -
Portfolio of Russian stocks                                                  -                            500
Valuation reserve - foreign investments                                    (617)                           -
Municipal bonds                                                             493                           488
Escrowed investments - sale of Dental segment                                 -                           586
                                                                         ------                        ------
                                                                         $9,001                        $5,345
                                                                         ------                        ------

(4)    Inventories

Inventories consist of the following (in thousands):

                                        February 28, 1998      February 28, 1997
 -------------------------------------------------------------------------------
 Raw material                                  $2,989               $3,111
 Work in process                                6,509                3,877
 Finished goods                                   657                2,955
 -------------------------------------------------------------------------------
                                               10,155                9,943
 LIFO Reserve                                   2,079                  903
 -------------------------------------------------------------------------------
                                               $8,076               $9,040
 -------------------------------------------------------------------------------

At February 28, 1998 and February 28, 1997, inventories valued at LIFO cost comprised 79% and 64% of total inventories, respectively. At February 28, 1998, inventories valued at LIFO consisted of 9,620 troy ounces of gold, 16,714 troy ounces of silver, 3,448 troy ounces of platinum and 16,713 troy ounces of palladium. Such quantities of precious metals are net of 5,000 ounces of silver, 558 ounces of platinum and 2,000 ounces of palladium, which represents physical quantities held but not owned by the Company's primary operating subsidiary, The J.M. Ney Company (JM Ney), subject to leasing arrangements with the precious metals division of JM Ney's primary bank. In addition, as a hedge for certain portions of its inventory, JM Ney at February 28, 1998 had short-term borrowings of 732 troy ounces of gold, 2,000 ounces of silver and 2,000 ounces of palladium.

(5)    Discontinued Operations

Ney Ultrasonics Inc.

Effective February 28, 1998, the Company sold the net assets of Ney Ultrasonics Inc. for approximately $3,521,000. As a result, the Company has recorded a gain of $97,000, net of expenses relating to the transaction and income taxes of $84,000. The Company expects to receive additional consideration, which is contingent on the growth of the sales of products and technology transferred as part of the sale.

The assets and liabilities sold are presented below (in thousands):

             Accounts receivable, net                             $  951
             Inventories                                           1,350
             Other current assets                                     63
             Property and equipment                                  246
             Other assets                                            153
                                                                  ------
                                                                   2,763
             Accounts payable and accrued liabilities                242
                                                                  ------
             Net assets sold                                      $2,521

Ney  Ultrasonics'  results of  operations  have been  presented as  discontinued
operations.   Revenue  from  the  segment  totaled   approximately   $5,713,000,
$3,874,000 and $4,611,000 in FY98, FY97 and FY96, respectively.

Dental Segment

On November 28, 1995, the Company sold the assets and certain liabilities of its Dental segment to Phoenix Shannon p.l.c. of Shannon, County Clare, Ireland and recorded a gain of $3,790,000, net of expenses, and income taxes of $2,041,000. The Company received $18.5 million in cash, part of which, under the terms of the sale, was used to purchase 200,000 Phoenix Shannon Ordinary Shares and a two-year, interest-bearing note for $1 million. Included in the gain on sale is an increase of $519,000 in prepaid pension expense from a curtailment gain which arose as a result of the transfer of the employees of the Dental segment to the new employer.

During FY97, the $1 million note and the remaining value of the Phoenix Shannon ordinary shares were written off, resulting in charges to investment income totaling $2,175,000.

The results of operations of the Dental segment have been presented as discontinued operations. Revenue from this segment totaled approximately $29.6 million during FY96.

(6)    Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

                                                             February 28, 1998              February 28, 1997
------------------------------------------------------ ------------------------------ ------------------------------
Land and improvements                                             $1,056                         $ 1,054
Buildings and improvements                                         9,392                           8,783
Machinery and equipment                                           10,539                          10,188
Furniture and fixtures                                               867                             921
------------------------------------------------------ ------------------------------ -------------------------------
                                                                  21,854                          20,946
Less accumulated depreciation and
  amortization                                                    12,411                          11,610
------------------------------------------------------ ------------------------------ -------------------------------
                                                                  $9,443                         $ 9,336
------------------------------------------------------ ------------------------------ -------------------------------

     Depreciation and amortization expense was $1,405,000, $1,393,000 and $1,797,000 in FY98, FY97 and FY96, respectively.

At both February 28, 1998 and February 28, 1997, property, plant and equipment includes $1,146,000 of machinery and equipment acquired under capital leases, which expire through FY02, with related allowances for depreciation of $728,000 and $493,000, respectively.

(7)      Investments

Investments consist of the following (in thousands):

                                                              February 28, 1998             February 28, 1997
--------------------------------------------------------- --------------------------- ------------------------------
Investment in Institute for Automated Systems                      $   835                       $   835
Investment in AVISMA                                                   980                            -
Investment in Digital GraphiX, Incorporated                             -                          1,346
--------------------------------------------------------- --------------------------- -------------------------------
                                                                   $ 1,815                       $ 2,181
--------------------------------------------------------- --------------------------- -------------------------------

Digital GraphiX Incorporated

Prior to a May 1995 offering of its common stock, DGI was a wholly owned subsidiary of the Company. After the transaction, the Company's ownership was diluted to 19%, after which time the investment in DGI stock and debt was recorded using lower of cost or market accounting.

During FY97, the Company reduced its investment in DGI through the formal discharge of DGI's obligation to repay $2.2 million of a note payable, and recorded a corresponding income tax benefit. During FY97, as part of a plan to position DGI for ultimate sale, the Company invested an additional $250,000 to purchase DGI common shares which increased the recorded value of its investment to $1,346,000.

In FY98, the net assets of DGI were sold. Through payments of debts and preferred stock and liquidating distributions on its common stock, the Company was able to realize its carrying value and recognize a gain of $196,000.

Institute for Automated Systems

At both February 28, 1998 and February 28, 1997, the Company had an investment of $835,000 in a joint venture, which has an equity interest in the Institute for Automated Systems, a Russian telecommunications company that has plans to develop a data transmission network throughout Russia. Costs expended in FY98 to develop this investment were expensed in the Consolidated Statement of Operations.

The Company's President and another Director are among a group of investors in this joint venture.

AVISMA

During FY98, the Company invested approximately $1,225,000 in the common stock of AVISMA, a Russian titanium producer. This investment is being recorded at its cost, net of a valuation allowance of $245,000. Excluded from the recorded balance are shares with a cost basis of approximately $775,000 purchased by three of the Company's directors and an investment fund controlled by one of these directors. Such shares are being held by the Company for administrative convenience pending the issuance of new shares to be issued in connection with a merger of AVISMA into VSMPO, a Russian titanium processing company.

(8)     Short-term Borrowings

J.M. Ney has a $6.0 million demand revolving credit and deferred payment sales agreement with two commercial banks. At February 28, 1998, $696,000 was outstanding. The facility is secured by substantially all of JM Ney's assets. At JM Ney's discretion, interest is charged at the bank's prime rate, which was 8.5% and 8.25% at February 28, 1998 and February 28, 1997, respectively, or at LIBOR plus 1.75% if the borrowing is fixed for a period of time, or at 1.75% over the bank's precious metals leasing rate if the borrowing is represented by deferred payment purchases of precious metals. A fee of 0.25% is charged on the unused balance of the facility. This agreement includes restrictive covenants that limit the amount of dividends and distributions from JM Ney to the Company and which require JM Ney to maintain a specified amount of stockholders' equity. At February 28, 1998 the amount of net assets which JM Ney was restricted from distributing to the Company totaled approximately $10,808,000.

In addition, at February 28, 1998, the Company had a $1,487,000 demand loan, which was secured by a portion of the Company's portfolio of marketable securities. Interest on this borrowing was charged at 7.75%.

(9)    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                                 February 28, 1998                      February 28, 1997
--------------------------------------- ------------------------------------ ----------------------------------------
Employee compensation                                $  449                                 $  628
Accrued dividends                                       112                                    934
Income taxes                                            201                                     51
Accrued interest                                        314                                    265
Deferred hedging gains                                  346                                     42
Other                                                 1,930                                  1,750
--------------------------------------- ------------------------------------ ----------------------------------------
                                                     $3,352                                 $3,670
--------------------------------------- ------------------------------------ ----------------------------------------

(10)   Long-term Debt and Subordinated Notes Payable

Long-term debt and subordinated notes payable consist of the following (in thousands):

                                                                       February 28, 1998          February 28, 1997
-------------------------------------------------------------------- ---------------------- --- ----------------------
Mortgage note payable, interest at 5.4%,
  paid February 1998                                                       $    -                     $   575
Convertible subordinated debentures, due
  October 2002; redeemed or exchanged in
  February 1998                                                                 -                       6,287
Convertible subordinated debentures, due October
  2007; interest at 10.5%, payable  semi-annually;
  annual principal payments in varying amounts
  through maturity; unsecured                                                4,311                        -
Subordinated note payable of JM Ney due
  December 2004; unsecured; quarterly interest
  payments at 10.26%                                                         7,500                        -
Other                                                                          743                        952
-------------------------------------------------------------------- ----------------------     ----------------------
                                                                            12,554                      7,814
Less unamortized discount on subordinated
  note payable                                                                 200                         -
-------------------------------------------------------------------- ----------------------     ----------------------
                                                                            12,354                      7,814
Less current maturities                                                        595                        773
-------------------------------------------------------------------- ----------------------     ----------------------
                                                                           $11,759                     $7,041
-------------------------------------------------------------------- ----------------------     ----------------------

The terms of the 2007 convertible subordinated debentures call for the annual redemption of approximately $431,000 of principal. The debentures are convertible into common stock of the Company at any time prior to maturity, unless previously redeemed, at $16.17 per share, subject to adjustment under certain conditions. At February 28, 1998, 266,604 shares of common stock were reserved for conversion.

In connection with the issuance of the subordinated note payable, JM Ney issued warrants to the lender to acquire 34,000 shares of its common stock at an exercise price of $1.00 per share, and 6,000 warrants with an exercise price of $10.00 per share. The lender has an option to put the warrant back to J.M. Ney at the earlier of December 2002 or the date of an initial public offering of J.M. Ney's Common Stock on terms as defined in the agreement.

Maturities of long-term debt for each of the next five fiscal years and thereafter are as follows (in thousands):

                                  1999                            $    595
                                  2000                                 569
                                  2001                                 542
                                  2002                                 548
                                  2003                                 443
                               Thereafter                            9,857
                                                                   -------
                                                                   $12,554


(11)   Income Taxes

For FY98, FY97 and FY96, income tax expense (benefit) consists of the following (in thousands):


Fiscal Years                                 1998                 1997                  1996
------------                            -------------------- --------------------- ------------------
Current Federal                           $   350               $(410)              $   360
Current State                                 130                (561)                  296
Deferred Federal                              940                  62                   360
Deferred State                                 76                   5                    29
                                        -------------------- --------------------- ------------------
                                           $1,496               $(904)               $1,045
                                        -------------------- --------------------- ------------------

The difference between the actual income tax expense (benefit) and the income tax expense (benefit) computed by applying the statutory Federal income tax rate of 34% to income (loss) before taxes is attributable to the following (in thousands):

                                                               1998                  1997                1996
                                                        -------------------- --------------------- ------------------
Income tax expense (benefit)                                  $1,261                $(206)              $1,012
State income taxes, net of Federal benefit                       206                  107                  196
Change in enacted tax rates                                       -                  (264)                  -
Change in valuation allowance                                     -                    -                  (483)
Adjustment of accrual for prior years' taxes                      -                   546                  319
Other                                                             29                    5                    1
------------------------------------------------------- -------------------- --------------------- ------------------
                                                              $1,496                $(904)              $1,045
------------------------------------------------------- -------------------- --------------------- ------------------

During FY97, the Company settled a State income tax audit covering FY89 through FY96. This settlement is the primary reason for the $546,000 benefit adjustment of accrual for prior years' taxes reported in the above reconciliation.

     The principal components of the net deferred tax asset (liability) as of February 28, 1998 and February 28, 1997 are as follows (in thousands):

                                                                            1998                     1997
                                                                   ----------------------- --------------------------
Deferred tax liabilities:
Fixed asset basis differences                                             $(1,229)                 $(1,288)
Inventory                                                                  (1,486)                  (1,443)
Pension                                                                    (1,726)                  (1,581)
Unrealized gains on marketable securities, net                               (470)                      -
Installment sale                                                              (30)                    (207)
------------------------------------------------------------------ ----------------------- --------------------------
Total deferred tax liabilities                                             (4,941)                  (4,519)
------------------------------------------------------------------ ----------------------- --------------------------
Deferred tax assets:
Post-retirement benefits other than pensions                                  395                      415
Unrealized losses on marketable securities, net                                -                       177
Allowance for uncollectible receivables                                        48                      440
Federal credit carry-forwards                                                 337                      302
Other                                                                         314                      354
------------------------------------------------------------------ ----------------------- --------------------------
Total deferred tax assets                                                   1,094                    1,688
------------------------------------------------------------------ ----------------------- --------------------------
Net deferred tax liabilities                                              $(3,847)                 $(2,831)
------------------------------------------------------------------ ----------------------- --------------------------

At February 28, 1998 and 1997 the Company recorded no valuation allowance. The Company believes that it is more likely than not that the sale of certain assets, investment securities and certain real property, will generate sufficient income to fully utilize its deferred tax assets. At February 28, 1998 the Company had $337,000 of Federal credit carry-forwards, $156,000 of which were attributable to the alternative minimum tax and have no expiration date. The remaining credits, totaling $181,000, expire from 1999 through 2002.

(12)   Series A Cumulative Convertible Preferred Stock

During February 1998 the Company amended its Certificate of Incorporation to modify the terms of the Company's Series A Preferred Stock (Preferred Stock) to provide for a fixed dividend rate of $1.50 per preferred share and to eliminate the mandatory redemption feature of the Preferred Stock.

During FY98, FY97 and FY96, the Company purchased 8,776, 24,283 and 299,561 shares, respectively, of its Preferred Stock at $18.25 per share in FY98, $16.15 per share in FY97, and at $12.25 per share in FY96. The FY98 and FY97 purchases were part of a repurchase program, while in FY96 purchases were made under terms of a voluntary tender offer. As a result of the purchases, the Company reversed accrued dividends and accreted discounts of $37,000, $134,000 and $1,015,000 in FY98, FY97 and FY96, respectively. In addition, in FY96, $1,324,000 of additional paid-in capital was recorded to reflect the discount of the total purchase cost, including expenses, from the original issue cost of the shares purchased.

Quarterly dividend payments, ranging from $.1875 to $.4375 per share, were accrued based upon the operating income of JM Ney, as defined. Approximately $1.69, $1.24, and $.78 per preferred share of dividends were accrued during FY98, FY97, and FY96, respectively.

The preferred shares increase in carrying value at a rate of approximately $.26 per share per year and, as such, approximately $40,000, $58,000, and $137,500 of accretion were recorded as part of the preferred dividend requirement for FY98, FY97 and FY96, respectively.

The preferred shares are convertible into the Company's common stock at any time at a rate of 1.935 shares of common stock for each preferred share. At February 28, 1998, 496,165 shares of common stock have been reserved for conversion.

(13)    Earnings Per Share

The computation of base and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                                      1998              1997              1996
--------------------------------------------------------------- ------------------ ---------------- -----------------
Numerator for basic and diluted earnings per share
Income applicable to common shareholders                             $1,772           $   22            $2,389
--------------------------------------------------------------- ------------------ ---------------- -----------------
Denominator for basic earnings per share -
  weighted average shares                                             1,935            1,934             1,934
Effect of dilutive securities - stock options                            18              -                -
--------------------------------------------------------------- ------------------ ---------------- -----------------
Denominator for diluted earnings per share                            1,953            1,934             1,934
--------------------------------------------------------------- ------------------ ---------------- -----------------
Basic earnings per share                                               $.92             $.01             $1.23
Diluted earnings per share                                             $.91             $.01             $1.23
--------------------------------------------------------------- ------------------ ---------------- -----------------

For each of FY98, FY97 and FY96 the effects of the conversion of Preferred Stock or the 10 1/2% Debentures have been excluded because the impacts of such conversions would have been antidilutive.

(14)   Stock Option Plans

The Company's incentive stock option plan provides for option grants to directors and key employees at prices equal to at least 100% of the stock's fair market value at date of grant. In addition, during FY97, a stock option plan was put into effect under which options to acquire shares of JM Ney were granted in both FY98 and FY97. The per share weighted average fair value of stock options granted in 1998 under the JM Ney Plan was $6.22. The per share weighted average fair value of stock options granted in 1997 under the Company and JM Ney plans were $2.08 and $4.95, respectively on the dates of grant using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%; risk-free interest rate of 6.5%; expected life of seven years; and expected volatility of 33.3%.

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans, including the JM Ney plan, been determined based on the fair value on the grant date for awards during FY98 and FY97 consistent with the provisions of SFAS No. 123, the Company's net earnings applicable to common shares, and earnings per share would have been reduced to the proforma amounts indicated below (amounts in thousands, except per share data):

                                                                                 1998                  1997
                                                                        ----------------------- --------------------
Net income (loss) applicable to common shareholders:
   As reported                                                                  $1,772                $  22
   Pro forma                                                                    $1,581                $ (68)

Earnings (loss) per share - diluted:
   As reported                                                                    $.91                 $.01
   Pro forma                                                                      $.81                $(.03)

The assumption regarding the stock options issued during FY98 and FY97 was that such options vest over periods ranging from one to three years. Proforma net income reflects only options granted in FY98 and FY97. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma amounts because the compensation cost for options granted prior to FY97 is not considered.

The Company reserved 149,700 shares of common stock for the exercise of stock options. At February 28, 1998, the Company had 70,500 options available for issuance under the plan. JM Ney has reserved 150,000 shares of its common stock for the exercise of stock options, of which 3,700 were available for issuance at February 28, 1998.

Activity under the Company's plans, including an expired plan, but excluding J.M. Ney's plan, was as follows:

                                                  Number              Weighted Average              Range of
          Outstanding Options                   of Shares              Exercise Price           Exercise Prices
---------------------------------------- ------------------------- ------------------------ -------------------------
Balance at February 28, 1995                      77,300                    $8.40                  $6.50 - $9.50
Canceled                                         (37,600)                   $9.06                  $7.00 - $9.00
---------------------------------------- ------------------------- ------------------------ -------------------------
Balance at February 29, 1996                      39,700                    $7.77                  $6.50 - $9.38
Granted                                           75,000                    $4.29                  $3.81 - $6.13
Canceled                                         (13,000)                   $7.50                  $3.81 - $9.38
---------------------------------------- ------------------------- ------------------------ -------------------------
Balance at February 28, 1997                     101,700                    $5.02                  $3.81 - $8.38
Exercised                                         (2,200)                   $3.81                  $3.81
Canceled                                         (20,300)                   $5.43                  $3.81 - $7.00
---------------------------------------- ------------------------- ------------------------ -------------------------
---------------------------------------- ------------------------- ------------------------ -------------------------
Balance at February 28, 1998                      79,200                    $4.95                  $3.81 - $8.38
---------------------------------------- ------------------------- ------------------------ -------------------------

At February 28, 1998, the range of exercise prices and the weighted average remaining contractual life of the options was as follows:


--------------------------------------------------------------------------------------------------------------------
                                            Options Outstanding                           Options Exercisable
--------------------------------------------------------------------------------------------------------------------
                                                                  Weighted
                                              Weighted            Average                               Weighted
    Range of                                  Average            Remaining                              Average
    Exercise                Number            Exercise           Contractual          Number            Exercise
     Prices              Outstanding           Price               Life              Exercisable         Price
--------------------- ------------------ ------------------ --------------------- ----------------- ----------------
$8.38 - $7.75                8,000             $8.22             3.0 years              8,000            $8.22
$7.00 - $5.38               22,900             $6.22             5.8 years             22,900            $6.22
        $3.81               48,300             $3.81             8.1 years             45,800            $3.81
--------------------- ------------------ ------------------ --------------------- ----------------- ----------------
                            79,200             $4.95             6.9 years             76,700            $4.99
--------------------- ------------------ ------------------ --------------------- ----------------- ----------------

Also, during FY98 and FY97, options to purchase 16,800 and 130,000 shares of JM Ney, at exercise prices of $10.86 and $10.00 per share respectively, were issued. During FY98, options to acquire 500 shares of JM Ney at $10.00 per share were forfeited. At February 28, 1998, 38,841 of the 146,300 total outstanding JM Ney options were exercisable. At February 28, 1998, the Company owned all 850,000 outstanding shares of JM Ney. There presently is no public market for JM Ney's common stock.

(15)   Retirement Plans

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

The following table sets forth the actuarially  determined  funded status of the
Company's  defined  benefit  plan  and  amounts   recognized  in  the  Company's
Consolidated Balance Sheets (in thousands):

                                                                    February 28, 1998          February 28, 1997
--------------------------------------------------------------- -------------------------- --------------------------
Actuarial present value of benefit obligations:
     Vested                                                              $ 9,145                    $8,970
     Non-vested                                                               72                        68
--------------------------------------------------------------- -------------------------- --------------------------
Accumulated benefit obligation                                             9,217                      9,038
Effect of projected compensation increases                                   995                        983
--------------------------------------------------------------- -------------------------- --------------------------
Projected benefit obligation                                              10,212                     10,021
Plan assets at fair value                                                 18,087                     16,815
--------------------------------------------------------------- -------------------------- --------------------------
Plan assets in excess of projected benefit obligation                      7,875                      6,794
Unrecognized prior service cost                                             (131)                      (141)
Unrecognized net gain on plan assets                                      (3,079)                    (2,379)
--------------------------------------------------------------- -------------------------- --------------------------
Prepaid pension expense                                                  $ 4,665                     $4,274
--------------------------------------------------------------- -------------------------- --------------------------


For FY98, FY97 and FY96, the projected benefit obligations and pension income were determined using the following assumptions:

Fiscal Years                                                   1998                 1997                1996
------------                                           -------------------- ------------------- --------------------
Discount rate                                                  7.5%                 7.5%                7.5%
Future compensation growth rate                                5.5%                 5.5%                5.5%
Long-term rate of return on plan assets                        9.0%                 8.0%                8.0%

Net pension expense (income) for the Company's funded defined benefit plan for FY98, FY97 and FY96 includes the following components:

Fiscal Years                                                    1998                1997                 1996
------------                                            ------------------- ------------------- --------------------
Service cost of benefits accrued                              $  234               $ 253                $ 341
Interest cost on projected benefit obligations                   736                 723                  806
Return on plan assets                                         (2,294)             (2,190)              (2,130)
Unrecognized net gain                                            933                 967                  991
------------------------------------------------------- ------------------- ------------------- --------------------
Pension (income) expense                                      $ (391)             $ (247)               $   8
------------------------------------------------------- ------------------- ------------------- --------------------

In addition, as discussed in Note 4, during 1996 prepaid pension expense increased by $519,000 as a result of the curtailment gain recorded in connection with the sale of the net assets of the Dental segment.

The Company also has a supplemental defined benefit plan, which covers a former senior executive of JM Ney. There are no assets held by the plan. At February 28, 1998 and February 28, 1997, the actuarially determined status of the plan and the amount recognized in the balance sheet was a vested accumulated and projected benefit obligation of approximately $284,000 and $314,400, respectively. For FY98, FY97, and FY96, a discount rate of 7.5% was used for determining the projected benefit obligation.

Pension expense for all defined contribution plans totaled $122,000, $121,000, and $143,000 in FY98, FY97 and FY96, respectively.

(16)   Post-retirement Benefit Obligations

During FY93, the Company amended its retiree health care plan to include only those retirees currently in the plan and discontinued the benefit for current employees. The Company's cost of its unfunded retiree health care plan for FY98, FY97 and FY96 was approximately $56,000, $53,000, and $55,000, respectively, including interest. At February 28, 1998 and February 28, 1997, the accumulated benefit obligation for post-retirement benefits was approximately $803,000 and $823,000, respectively. At February 28, 1998, 32 retirees were receiving benefits under this plan.

The accumulated benefit obligation was determined using the unit credit method and assumed discount rates of 7.25% at both February 28, 1998 and February 28, 1997, respectively. At February 28, 1998 and February 28, 1997, the accumulated benefit obligation was compiled using assumed health care cost trend rates of 9% and 10%, respectively gradually declining to 5% in the year 2001 and thereafter over the projected payout period of the benefits.

The estimated effect on the present value of the accumulated benefit obligation at March 1, 1998 of a 1% increase each year in the health care cost trend rate used would result in an estimated increase of approximately $61,000 in the obligation.

(17)   Leases

During FY97, the Company incurred capital lease obligations totaling $579,000 in connection with lease agreements to acquire equipment. This non-cash financing activity has been excluded from the FY97 Consolidated Statement of Cash Flows. The Company leases various manufacturing and office facilities and equipment under operating lease agreements expiring through December 2004. In addition, the Company earns rental income from office space leased to tenants under operating leases expiring through November 2000. Lease expense was $264,000, $209,000, and $240,000 for FY98, FY97, and FY96, respectively, while rental income totaled $376,000, $342,000, and $281,000 for FY98, FY97, and FY96,
respectively.

Future minimum lease payments and rental income under the terms of the leases for each of the years ending February 28, are as follows (in thousands):

                                   Lease Payments                  Rental Income
         1999                            $284                          $412
         2000                             179                           215
         2001                             125                           102
         2002                             117                            -
         2003                              88                            -
         Thereafter                       106                            -
         -----------------------------------------------------------------------

(18)   Business Segments and Export Sales

During FY98, the Company operated in two continuing segments, Electronics, which comprises the operations of JM Ney, and Corporate, which includes the Company's investment, real estate and corporate administrative activities. Operating income consists of net sales, less cost of sales and selling, general and administrative expenses directly allocated to the industry segments. Corporate revenues consist of investment and other income not attributable to a specific segment. Corporate identifiable assets include marketable securities and short-term investments, and assets not directly attributable to JM Ney, or a specific segment.

Summarized financial information for business segment is as follows (in thousands):

                                                                          FY98           FY97           FY96
                                                                          ----           ----           ----
     Net sales and revenues:
      Electronics                                                      $25,397        $20,643        $16,544
      Video Products                                                      ----          ----           2,080
      Corporate                                                          3,471           (142)           813
                                                                  -------------   ------------   ------------
                                                                       $28,868        $20,501        $19,437
                                                                  -------------   ------------   ------------
    Operating income (loss):
      Electronics                                                       $2,860         $2,589        $ 1,612
      Video Products                                                      ----           ----           (177)
      Corporate                                                          1,264         (2,356)        (3,071)
                                                                  -------------   ------------   ------------
                                                                        $4,124        $   242        $(1,636)
                                                                  -------------   ------------   ------------
    Interest expense:
      Electronics                                                      $   468       $     13            379
      Corporate                                                            695            777            858
                                                                  -------------   ------------   ------------
                                                                        $1,163        $   790        $ 1,237
                                                                  -------------   ------------   ------------
    Identifiable assets:
      Electronics                                                      $25,337        $22,467        $20,886
      Ultrasonics                                                         ----          1,798          1,911
      Corporate                                                         19,434         13,412         16,001
                                                                  -------------   -----------   ------------
                                                                       $44,771        $37,677        $38,798
                                                                  -------------   -----------   ------------
    Depreciation and amortization:
      Electronics                                                       $1,126        $ 1,142         $1,363
      Ultrasonics                                                          139             95             76
      Corporate                                                            215            240            230
                                                                  -------------   ------------  ------------
                                                                        $1,480         $1,477         $1,669
                                                                  -------------   ------------  ------------
    Capital expenditures:
      Electronics                                                       $1,597         $1,512         $1,239
      Ultrasonics                                                          109            234             66
      Corporate                                                             34             24            123
                                                                  -------------   ------------  ------------
                                                                        $1,740         $1,770         $1,428
    ------------------------------------------------------------- -------------   ------------  ------------

Export  sales  for  FY98,  FY97  and  FY96  were  $4,370,000,   $3,417,000,  and
$2,560,000, respectively. Such sales were made primarily to customers in Europe and the Pacific Rim.

During FY98 sales to two customers accounted for 14.9% and 12.6% of net sales. Sales to a third customer during FY97 accounted for 10.3% of net sales during that year. No single customer accounted for more than 10% of sales during FY96.

(19)   Estimated Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities are reasonable estimates of their fair value based upon their current maturities. The carrying value of marketable securities approximates fair value as determined by quoted market prices.

At February 28, 1998, JM Ney owned futures contracts to purchase 5,500 ounces of palladium through June 1998 at an average price of $217.87, which had a fair market value of $61,000. The value of these contracts has not been recorded at February 28, 1998, as these contracts have been purchased to hedge firm price orders. In addition, gains totaling $346,000 from expired or sold futures contracts have been deferred from income recognition until the underlying orders have been shipped.

The carrying value of short-term borrowing equals fair value as it reflects the market value of the corresponding precious metals in which the liability is denominated, or is at current market rates.

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

(20)    Litigation

The Company is involved in various legal proceedings generally incidental to its business. While the results of any litigation or regulatory issues contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding, or all of them combined, will not have a material adverse effect on the Company's financial position or results of operations.

(21)    New Accounting Standards

Reporting Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") was issued in June 1997 and is effective for financial statements beginning after December 15, 1997. The statement establishes new standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The impact of SFAS 130 on future financial statement presentations will be to show comprehensive income.

Segment Reporting

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") was issued in June 1997 and is effective for financial statements beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has not yet determined the impact of SFAS 131 on future financial statement presentations.



(22)    Supplemental Disclosure of Cash Flow Information

The information below supplements the cash flow data presented in the Company's Consolidated Statements of Cash Flows (in thousands):

                                     1998              1997               1996
                                     ----              ----               ----
        Cash paid for
           Interest                $1,129              $863              $1,203
           Income taxes, net        $ 360              $ 85              $1,410

During FY98, the company exchanged $4,311,000 of its convertible subordinated debentures due October 2002 for an equal amount of convertible subordinated debentures due 2007. In addition to the extended average maturity of the notes, the new notes do not contain the restrictive covenants that were present in the original issue.
Interest and conversion terms of the old notes remain the same in the new notes.

As discussed in Note 5, effective February 28, 1998, the Company sold the net assets of Ney Ultrasonics Inc. No consideration had been paid as of February 28, 1998, and accordingly the effects of this transaction have not been included in the Consolidated Statements of Cash Flow. During March 1998, $2,400,000 of the consideration was received and an additional $500,000 was placed in escrow. The remaining portion of the purchase price is expected to be received during the second quarter of FY99.

Independent Auditors' Report

Deloitte and Touche LLP Letterhead


The Stockholders and Board of Directors
Andersen Group, Inc.:

We have audited the accompanying consolidated balance sheet of Andersen Group, Inc. and subsidiaries as of February 28, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Andersen Group, Inc. and subsidiaries at February 28, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP


Hartford, Connecticut
April 16, 1998

Independent Auditors' Report

KPMG Peat Marwick LLP Letterhead


The Board of Directors and Stockholders
Andersen Group, Inc.:

We have audited the accompanying consolidated balance sheet of Andersen Group, Inc. and subsidiaries as of February 28, 1997 and the related consolidated statements of operations, common and other stockholders' equity, and cash flows for the years ended February 28, 1997 and February 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Andersen Group, Inc. and subsidiaries at February 28, 1997, and the results of their operations and their cash flows for the years ended in conformity with generally accepted accounting principles.


                                                       /s/KPMG Peat Marwick LLP

Hartford, Connecticut
April 8, 1997

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The information required by this Item is not applicable because it has been previously reported in the Registrant's definitive Proxy Statement, dated May 19, 1998.

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

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the Registrant's definitive Proxy Statement, dated May, 19, 1998, and is incorporated by reference to the Section in Part I hereof entitled, Executive Officers of the Registrant.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the Registrant's definitive Proxy Statement, dated May 19, 1998.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT.

The information required by this Item is incorporated by reference to the Registrant's definitive Proxy Statement, dated May 19, 1998.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to the Registrant's definitive Proxy Statement, dated May 19, 1998.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K.

(a)1. Consolidated Financial Statements applicable to the Registrant contained in Item 8:

                                                                           Pages
        Consolidated Balance Sheets
          as of February 28, 1998 and 1997                                   20
        Consolidated Statements of Operations
          for the years ended February 28, 1998, 1997 and
          February 29, 1996                                                  21
        Consolidated Statements of Stockholders' Equity
          for the years ended February 28, 1998, 1997
          and February 29, 1996                                              22
        Consolidated Statements of Cash Flows
          for the years ended February 28, 1998, 1997
          and February 29, 1996                                              23
        Notes to Consolidated Financial Statements                         24-40
        Independent Auditors' Reports                                      41-42

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

(a)3.   Exhibits required by Item 601 of Regulation S-K:

Exhibit
  No.                Description
-------              -----------

3.1 Second Amended and Restated Certificate of Incorporation of the Registrant.*

3.2 Amended and Restated By-Laws of the Registrant as of April 18, 1997, incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1997 (Commission File No. 0-1460).

4.1 Indenture, dated as of February 26, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee, in respect of $4,311,000, aggregate principal amount, 10 1/2% Convertible Subordinated Debentures Due 2007.*


10.1 Andersen Group, Inc. Incentive Stock Option Plan incorporated herein by reference to Appendix A to the Registrant's Post-Effective Amendment No.1 to Form S-8 (File No. 333-17659) filed February 27, 1997.

10.2 Andersen Group, Inc. Incentive and Non-Qualified Stock Option Plan incorporated herein by reference to Appendix B to the Registrant's Post-Effective Amendment No. 1 to Form S-8 (File No. 333-17659) filed February 27, 1997.

10.3 Deferred Compensation Agreement, entered into as of September 30, 1992, by and between the Registrant and Francis E. Baker, incorporated herein by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995 (Commission File No. 0-1460).

10.4  Letter  Agreement, dated March 7, 1993, between the Registrant and Ronald
      N. Cerny, incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995 (Commission File No. 0-1460).

10.5 Letter Agreements, dated February 23, 1995 and March 20, 1995, between the Registrant and Ronald N. Cerny.

10.6 Asset Purchase Agreement among Phoenix Shannon p.l.c., Andersen Group, Inc., The J.M. Ney Company and Ney Dental International, Inc. dated as of August 10, 1995, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ending August 31, 1995 (Commission file No. 0-1460).

10.7 Amendment No. 1 to Asset Purchase Agreement by and among Phoenix Shannon p.l.c., The J.M. Ney Company, Andersen Group, Inc. and Ney Dental International, Inc. made as of October 30, 1995, incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K dated December 13, 1995 (Commission file No. 0-1460).

10.8 Amendment No. 2 to Asset Purchase Agreement by and among Phoenix Shannon p.l.c., The J. M. Ney Company, Andersen Group, Inc., and Ney Metals, Inc. (f/k/a Ney Dental International, Inc.) made as of October 30, 1995, incorporated herein by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K dated December 13, 1995 (Commission file No.0-1460).

10.9 Revolving Credit and Deferred Payment Sales Agreement by and among The J.M. Ney Company, Bank of Boston Connecticut and Rhode Island Hospital Trust National Bank made as of the 8th day of October 1996, incorporated herein by reference to exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1997.

10.10 Securities Purchase Agreement dated as of December 29, 1997 by and between The J.M. Ney Company and BankBoston, N.A.*

10.11 Asset Purchase Agreement made effective as of February 28, 1998 among CAE U.S., Inc., Ney Ultrasonics Inc. and Andersen Group, Inc.*

10.12 Amendment Agreement dated as of December 29, 1997 by and among The J.M. Ney Company ("Borrower"), BankBoston, N.A. (Successor by merger to Bank of Boston Connecticut)("BankBoston") and Rhode Island Hospital Trust National Bank ("RIHT" and, collectively, with BankBoston, the "Banks") with respect to a Certain Revolving Credit and Deferred Payment Sales Agreement dated as of October 8, 1996 by and among the Borrower and the Banks.*

21.   Subsidiaries of the Registrant.*

23.   Consent of Deloitte & Touche LLP.*

27.1  Financial Data Schedule.*

27.2  Restated Financial Data Schedule.*

27.3  Restated Financial Data Schedule.*

(b)     Reports on Form 8-K.
        A Form 8-K was filed on December 29, 1998 reporting, under Item 4 "Changes in Registrant's Certifying Accountant", a change in the Company's independent certified public accountants. An amendment to Form 8-K was filed on January 9, 1998 filing a copy of the letter received from KPMG Peat Marwick.


*Filed herein

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDERSEN GROUP, INC.                          ANDERSEN GROUP, INC.
Registrant                                    Registrant

/s/ Oliver R. Grace, Jr.                      /s/ Andrew M. O'Shea
-------------------------                     ---------------------
Oliver R. Grace, Jr., Principal               Andrew M. O'Shea, Principal
 Executive Officer                             Financial and Accounting Officer

May 28, 1998                                  May 29, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                  TITLE                       DATE

/s/ Francis E. Baker                  Chairman, Secretary         May 26, 1998
--------------------                  and
Francis E. Baker                      Director


/s/ Oliver R. Grace, Jr.              President, Chief            May 28, 1998
------------------------              Executive Officer
Oliver R. Grace, Jr.                  and Director

/s/ Peter N. Bennett                  Director                    May 24, 1998
--------------------
Peter N. Bennett

/s/ John S. Grace                     Director                    May 27, 1998
-----------------
John S. Grace

/s/ Louis A. Lubrano                  Director                    May 29, 1998
--------------------
Louis A. Lubrano

/s/ James J. Pinto                    Director                    May 27, 1998
------------------
James J. Pinto

Deloitte and Touche LLP Letterhead


INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Andersen Group, Inc.:

We have audited the consolidated financial statements of Andersen Group, Inc. and subsidiaries as of February 28, 1998 and for the year then ended, and have issued our report thereon dated April 16, 1998; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedules of Andersen Group, Inc. and subsidiaries, listed in Item 14 as of and for the year ended February 28, 1998. These 1998 financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such 1998 financial statement schedules, when considered in relation to the basic 1998 consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





/s/ Deloitte and Touche LLP
Hartford, Connecticut
April 16, 1998

KPMG Peat Marwick LLP Letterhead


The Board of Directors and Stockholders
Andersen Group, Inc.

Under date of April 8, 1997, we reported on the consolidated balance sheet of Andersen Group, Inc. and subsidiaries as of February 28, 1997 and the related consolidated statements of operations, common and other stockholders' equity, and cash flows for the years ended February 28, 1997 and February 29, 1996, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are included in the Annual Report on Form 10-K for 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index as of February 28, 1997 and for the years ended February 28, 1997 and February 29, 1996. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such 1997 and 1996 financial statement schedules, when considered in relation to the basic 1997 and 1996 consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                       /s/KPMG Peat Marwick LLP
                                                       ------------------------

Hartford, Connecticut
April 8, 1997

                              ANDERSEN GROUP, INC.
                  Schedule I - Condensed Financial Information
                                of the Registrant

                            Condensed Balance Sheets
                           February 28, 1998 and 1997
                             (amounts in thousands)

                                                                                     1998                          1997
------------------------------------------------------------------------- ---------------------------- --------------------------
Assets
Current assets:
Cash and cash equivalents                                                            $ 1,441                     $ 2,304
Marketable securities                                                                  9,001                       5,345
Receivable from sale of subsidiary                                                     3,521                          -
Accounts and other receivables, less allowance for doubtful
accounts                                                                                 125                          53
Prepaid expenses and other assets                                                          5                         390
------------------------------------------------------------------------- ---------------------------- --------------------------
Total current assets                                                                  14,093                       8,092
------------------------------------------------------------------------- ---------------------------- --------------------------
Investment in The J. M. Ney Company                                                     6,604                     15,107
Subordinated note receivable from The J.M. Ney Company                                  4,000                         -
Investment in Digital GraphiX, Incorporated                                                -                       1,346
Property, plant and equipment, net                                                      2,629                      2,748
Other assets                                                                            2,711                      1,225
------------------------------------------------------------------------- ---------------------------- --------------------------
                                                                                      $30,037                    $28,518
------------------------------------------------------------------------- ---------------------------- --------------------------
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings                                                                 $ 1,487                    $    -
Current maturities of long-term debt                                                      441                        586
Accounts payable                                                                          297                        101
Due to The J. M. Ney Company                                                              656                        316
Accrued liabilities                                                                     1,728                      1,765
Deferred income taxes                                                                     161                        564
------------------------------------------------------------------------- ---------------------------- --------------------------
Total current liabilities                                                               4,770                      3,332
------------------------------------------------------------------------- ---------------------------- --------------------------
Long-term debt, less current maturities                                                 4,124                      6,540
Other long-term liabilities                                                               596                         -
Deferred income taxes                                                                     351                        108
Commitments and contingencies (Note 7)
Redeemable cumulative convertible preferred stock,
    no par value; authorized 800,000 shares; issued
    789,628 shares; outstanding 265,192 shares;
    liquidation preference $18.75 per share                                                -                       4,891
------------------------------------------------------------------------- ---------------------------- --------------------------
Stockholders' equity:
Cumulative convertible preferred stock,
    no par value; authorized 800,000 shares; issued
    789,628 shares; outstanding 256,416 shares;
    liquidation preference $18.75 per share                                             4,769                         -
Common stock, no par value; authorized 6,000,000
shares,                     issued 1,958,478 shares                                     2,103                      2,103
Additional paid-in capital                                                              3,248                      3,248
Retained earnings                                                                      10,158                      8,386
------------------------------------------------------------------------- ---------------------------- --------------------------
                                                                                       20,278                     13,737
Treasury stock, at cost, 21,800 shares in 1998 and 24,000 in 1997                         (82)                       (90)
------------------------------------------------------------------------- ---------------------------- --------------------------
Total stockholders' equity                                                             20,196                     13,647
------------------------------------------------------------------------- ---------------------------- --------------------------
                                                                                      $30,037                    $28,518
------------------------------------------------------------------------- ---------------------------- --------------------------
See accompanying notes to condensed financial information.

                              ANDERSEN GROUP, INC.
                   Schedule I Condensed Financial Information
                                Of the Registrant

                       Condensed Statements of Operations
                     Years ended February 28, 1998 and 1997
                  (amounts in thousands, except per share data)


                                                                       1998                                1997
------------------------------------------------------- ----------------------------------- ------------------------------------
Revenues:
Investment and other income                                          $3,691                              $  267
------------------------------------------------------- ----------------------------------- ------------------------------------

Costs and expenses:
General and administrative                                            2,223                               2,280
Interest expense                                                        694                                 777
------------------------------------------------------- ----------------------------------- ------------------------------------
                                                                      2,917                               3,057
------------------------------------------------------- ----------------------------------- ------------------------------------
Income (loss) from continuing operations
     before income taxes and equity in earnings
     of The J.M. Ney Company                                            774                              (2,790)
Income tax expense (benefit)                                            361                              (1,778)
------------------------------------------------------- ----------------------------------- ------------------------------------
Income (loss) from continuing operations
    before equity in earnings of
    The J.M. Ney Company                                                413                              (1,012)
Equity in earnings of The J.M. Ney Company                            1,357                               1,346
------------------------------------------------------- ----------------------------------- ------------------------------------
Income from continuing operations                                     1,770                                 334
Income from discontinued operations
    net of income taxes                                                 345                                 (35)
Gain on sale of discontinued segment
    net of income taxes                                                  97                                  -
------------------------------------------------------- ----------------------------------- ------------------------------------
Net income                                                            2,212                                 299
Preferred dividend requirement                                         (477)                               (411)
Reversal of preferred dividend                                           37                                 134
------------------------------------------------------- ----------------------------------- ------------------------------------
Income applicable to common shares                                   $1,772                              $   22
------------------------------------------------------- ----------------------------------- ------------------------------------
Earnings (loss) per common share:
BASIC
    Continuing operations                                            $ 0.69                              $ 0.03
    Discontinued operations                                            0.18                               (0.02)
    Gain on sale of discontinued segment                               0.05                                0.00
------------------------------------------------------- ----------------------------------- ------------------------------------
    Net income                                                       $ 0.92                              $ 0.01
------------------------------------------------------- ----------------------------------- ------------------------------------
DILUTED
    Continuing operations                                            $ 0.68                              $ 0.03
    Discontinued operation                                             0.18                               (0.02)
    Gain on sale of discontinued segment                               0.05                                0.00
------------------------------------------------------- ----------------------------------- ------------------------------------
    Net income                                                       $ 0.91                              $ 0.01
------------------------------------------------------- ----------------------------------- ------------------------------------
See accompanying notes to condensed financial information.

                              ANDERSEN GROUP, INC.
         Schedule I - Condensed Financial Information of the Registrant

                       Condensed Statements of Cash Flows
                     Years ended February 28, 1998 and 1997
                             (amounts in thousands)

                                                                         1998                            1997
----------------------------------------------------------- ------------------------------- --------------------------------
Cash flows from operating activities:
Net income                                                             $2,212                          $  299
Adjustments to reconcile net income to net cash
  used in operating activities:
Equity in earnings of The J. M. Ney Company                            (1,357)                         (1,346)
Equity in earnings of Ney Ultrasonics                                    (345)                             35
Depreciation, amortization and accretion                                  216                             167
Deferred income taxes                                                     880                             105
Gain on sale of Ney Ultrasonics                                           (97)                             -
Net (gains) losses  from securities                                    (2,619)                          1,149
Purchases of securities                                                (2,218)                         (1,625)
Proceeds from sales of securities                                       1,230                             526
Investment in Digital GraphiX                                              -                              (87)
Changes in operating assets and liabilities
Accounts and notes receivable                                             (72)                            652
Prepaid expenses and other assets                                         372                            (184)
Accounts payable, accrued liabilities and other
  long-term obligations                                                  (409)                           (654)
----------------------------------------------------------- ------------------------------- --------------------------------
Net cash used in operating activities                                  (2,207)                           (963)
----------------------------------------------------------- ------------------------------- --------------------------------
Cash flows from investing activities:
Purchase of property, plant and equipment                                 (34)                             (7)
Proceeds from collection of investments                                 1,542                              -
Investment in other assets                                             (1,225)                             -
----------------------------------------------------------- ------------------------------- --------------------------------
Net cash provided by (used in) investing activities                       283                              (7)
----------------------------------------------------------- ------------------------------- --------------------------------
Cash flows from financing activities:
Principal payments on long-term debt                                   (2,561)                         (1,178)
Proceeds from short-term debt                                           1,486                              -
Redemption of preferred stock                                            (160)                           (392)
Dividends paid                                                         (1,222)                             -
Dividends received from The J. M. Ney Company                           3,518                           1,150
----------------------------------------------------------- ------------------------------- --------------------------------
 Net cash provided by (used in) financing activities                    1,061                            (420)
----------------------------------------------------------- ------------------------------- --------------------------------
 Net decrease in cash and cash equivalents                               (863)                         (1,390)
 Cash and cash equivalents, beginning of year                           2,304                           3,964
----------------------------------------------------------- ------------------------------- --------------------------------
 Cash and cash equivalents, end of year                                $1,441                          $2,304
----------------------------------------------------------- ------------------------------- --------------------------------
Supplemental disclosure of cash flow information
Cash paid for:
 Interest                                                              $  766                          $  803
 Income taxes, net                                                     $  360                          $   85
----------------------------------------------------------- ------------------------------- --------------------------------
See accompanying notes to condensed financial information.

                               ANDERSEN GROUP, INC
                  Schedule I - Condensed Financial Information
                                of the Registrant

                    Notes to Condensed Financial Information
                           February 28, 1998 and 1997
NOTE 1 - GENERAL
The Condensed Financial Information presented herein is required because the Registrant's wholly owned subsidiary, The J. M. Ney Company (JM Ney), entered into a Revolving Credit and Deferred Payment Sales Agreement with two banks in October 1996 and was subsequently amended December 30, 1997, which contained covenants that limit the transfer of cash and other resources from JM Ney to the Registrant.

     The Condensed Financial Information of the registrant should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements which are included in Item 8 herein. The Condensed Financial Information of the Registrant include the accounts of several wholly owned subsidiaries which are immaterial to the Registrant's Condensed Financial Information.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
The Registrant and its wholly owned subsidiaries share certain administrative services. The costs of these services are allocated to the entity, which receives the service. The following are among the types of services which have been provided to the Registrant by JM Ney: maintenance, accounting, human resources, management information systems and the rental of office space in JM Ney's facility. Services provided by the Registrant to JM Ney include the following: legal, tax, and business advisory services. In addition, during FY97 JM Ney paid the Registrant interest for the cost of capital used by JM Ney. Also during the last two months of FY98, JM Ney paid the Registrant interest on a junior subordinated note, and a management fee, which will extend into 1999. In connection with JM Ney entering into the Revolving Credit and Deferred Payment Sales Agreement referred to above, the Registrant and JM Ney entered into a Tax Sharing Agreement, effective as of March 1, 1996, which requires JM Ney to pay the Registrant an amount which may be equal to the maximum allowable amount of any Federal and State income taxes for which JM Ney or any of its subsidiaries would have been liable for in the particular year. During FY98, the Registrant and JM Ney refined their accounting for deferred income taxes, which resulted in a transfer of $1,041,000 of deferred tax obligations from the Registrant to JM Ney. The Registrant files a consolidated Federal income tax return with its subsidiaries. During FY98, JM Ney made a $4 million distribution to the Registrant in the form of an 8% junior subordinated note due January 31, 2005. Effective December, 1997, the Registrant and JM Ney also entered into a Financial, Investment Banking and Professional Services Agreement under which, subject to JM Ney's compliance with certain covenants, JM Ney will pay the Registrant fees for defined services. The retainer for the first 15 months of this agreement will be at the annual rate of $500,000. Thereafter, the retainer will increase by $100,000 per year. The agreement runs through November 30, 2002.

NOTE 3 - SHORT TERM BORROWINGS
At February 28, 1998, the Registrant had a $1,487,000 demand loan, which was secured by a portion of the Company's portfolio of marketable securities. Interest on this borrowing was charged at 7.75%.

NOTE 4 - LONG TERM DEBT
Long-term debt consists of the following (in thousands):

                                                                          February 28, 1998             February 28, 1997
                                                                     ----------------------------- -----------------------------
Mortgage note payable; Interest at 5.4%, paid February 1998                        -                         $  575
Convertible subordinated debentures, due October 2002;
     redeemed or exchanged in February 1998                                        -                          6,287
Convertible subordinated debentures, due October 2007;
     interest at 10.5%, payable semi-annually; annual
     principal payments in varying amounts through                             $4,311                            -
maturity, unsecured
Other                                                                             254                           264
                                                                     ----------------------------- -----------------------------
                                                                                4,565                         7,126
Less current maturities                                                           441                           586
                                                                     ----------------------------- -----------------------------
                                                                               $4,124                        $6,540
                                                                     ----------------------------- -----------------------------

     The terms of the 2007 convertible subordinated debentures call for the annual redemption of approximately $431,000 of principal. The debentures are convertible into common stock of the Company at any time prior to maturity, unless previously redeemed, at $16.17 per share, subject to adjustment under certain conditions. At February 28, 1998, 266,604 shares of common stock were reserved for conversion.

Maturities of long-term debt for each of the next five fiscal years are as follows (in thousands):

                     1999                             $   441
                     2000                                 441
                     2001                                 442
                     2002                                 443
                     2003                                 443
                     Thereafter                         2,355
                                                      ---------
                                                      $ 4,565
                                                      ---------


NOTE 5 - CUMULATIVE CONVERTIBLE PREFERRED STOCK

See Note 12 to the Registrant's Consolidated Financial Statements for the fiscal year ended February 28, 1998 contained in Item 8 herein.

NOTE 6 - CASH DIVIDENDS

The amount of cash dividends paid to the Registrant by Consolidated Subsidiaries during fiscal years 1998 and 1997 was approximately $3,518,000 and $1,150,000, respectively.

NOTE 7 - Litigation

     The Registrant is involved in various legal proceedings generally incidental to its business. While the results of any litigation or regulatory issues contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding, or all of them combined, will not have a material adverse effect on the Company's financial position or results of operations.

                              Andersen Group, Inc.
                 Schedule II - Valuation and Qualifying Accounts
                             (Amounts in thousands)

                                                    -----Additions-----------
                                            Balance         Charged to           Charged                               Balance
                                           beginning         costs and          to other                                 end
    Description                             of year          expenses            account        Deductions             of year
-------------------------------------------------------------------------------------------------------------------------------
February 28, 1998
Allowance for doubtful
    accounts                                  $190               17             (36) (d)          (41) (a)              $ 130
Reserve for returns                           $ 95                                                                      $  95
Warranty reserve                              $ 70              (40)            (30) (d)                                $   0
------------------------------------------------------------------------------------------------------------------------------

February 28, 1997
Allowance for doubtful
    accounts                                  $124               76                               (10) (a)              $ 190
Reserve for returns                           $  0               95                                                     $  95
Warranty reserve                              $100              (30)                                                    $  70
------------------------------------------------------------------------------------------------------------------------------

February 29, 1996
Allowance for doubtful
    accounts                                  $360               97            (287) (b)          (46)(a)               $124
Warranty reserve                              $ 65               35                                                     $100
Discontinued operation                        $ 63                                                (63) (c)              $  0
Deferred income tax
    valuation allowance                       $483             (483)                                                    $  0
------------------------------------------------------------------------------------------------------------------------------

(a) Write offs net of recoveries.
(b) Transferred in connection with sale of certain assets of Dental Segment. (c) Eliminated in connection with reduction in stock ownership of Digital GraphiX in
     May 1995.
(d) Transferred in connection with sale of certain assets of Ultrasonics segment.

                                  EXHIBIT INDEX


Exhibit
  No.    Description                                                    Page No.
-------  -----------                                                    --------

 3.1     Second Amended and Restated Certificate of Incorporation.         E-2

 4.1     Indenture, dated  as of February 26, 1998, between the
         Registrant and The Chase Manhattan Bank, as Trustee,
         in respect of  $4,311,000, aggregate principal amount,
         10-1/2% Convertible Subordinated Debentures Due 2007.*            E-3


10.10    Securities Purchases Agreement dated as of December 29, 1997.
         by and between The J.M. Ney Company and BankBoston, N.A.          E-4

10.11    Asset Purchase Agreement made effective as of February 28,1998 among CAE U.S., Inc., Ney Ultrasonics Inc.
         and Andersen Group, Inc.                                          E-5

10.12    Amendment Agreement dated as of December 29, 1997 by and among
         The J.M. Ney Company ("Borrower"), BankBoston, N.A. (Successor
         by merger to Bank of Boston Connecticut)("BankBoston") and Rhode Island Hospital Trust National Bank ("RIHT" and, collectively, with BankBoston, the "Banks") with respect to a Certain
         Revolving Credit and Deferred Payment Sales Agreement dated as
         of October 8, 1996 by and among the Borrower and the Banks.       E-6

21.      Subsidiaries of the Registrant.                                   E-7

23.      Consent of Deloitte & Touche LLP.                                 E-8

27.1     Financial Data Schedule.                                          E-9

27.2     Restated Financial Data Schedule.                                 E-10

27.3     Restated Financial Data Schedule.                                 E-11