Form 10-Q
period 1998-05-31
ANDERSEN GROUP INC
filed 1998-07-13
CIK 6383

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1998
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission file number: 0-1460

                              ANDERSEN GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                         13-4008747
(State or other jurisdiction of incorporation                 (I.R.S. Employer
           or organization)                                  Identification No.)


515 Madison Avenue, New York, New York                             10022
(Address of principal executive offices)                     (Zip Code)

                                 (212) 826-8942
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


    As of July 6, 1998, there were 1,935,378 shares of the Registrant's no par value common stock outstanding.

Title                                               Outstanding

Common Stock, $0.01 par value per share             Authorized 6,000,000 shares;
                                                         Issued 1,958,478









                              ANDERSEN GROUP, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                        Page No.

Part I - Financial Information

     Item 1 - Financial Statements:

              Consolidated Balance Sheets
                  May 31, 1998 and February 28, 1998                          3

              Consolidated Statements of Operations for the
                  Three Months Ended May 31, 1998 and 1997                    4

              Consolidated Statements of Cash Flows for the
                  Three Months Ended May 31, 1998 and 1997                    5

              Notes to Consolidated Financial Statements                      6

      Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              8

      Item 3 - Quantitative and Qualitative Disclosures About Market Risk     9


Part II - Other Information

      Item 1 - Legal Proceedings                                             10

      Item 4 - Submission of Matters to a Vote of Security Holders           11

      Item 6 - Exhibits and Reports on Form 8-K                              11


Signatures                                                                   12

Part I.  Financial Information
Item 1.  Financial Statements

                              ANDERSEN GROUP, INC.
                           Consolidated Balance Sheets
                                 (In thousands)


                                             May 31, 1998      February 28, 1998
                                             ------------      -----------------
ASSETS                                       (Unaudited)
Current assets:
   Cash and cash equivalents                  $ 4,160              $ 2,516
   Marketable securities                        9,607                9,001
   Receivable from sale of subsidiary             621                3,521
   Accounts and other receivables less
     allowances of $133 and $130                4,588                3,870
   Inventories                                  5,508                8,076
   Prepaid expenses and other assets              158                  142
                                              --------             --------

     Total current assets                      24,642               27,126
                                              --------             --------

Property, plant and equipment                  21,940               21,854
Accumulated depreciation                      (12,690)             (12,411)
                                              --------             --------

     Property, plant and equipment, net         9,250                9,443
                                              --------             --------

Prepaid pension expense                         4,735                4,665
Investments                                     1,830                1,815
Other assets                                    1,961                1,722
                                              --------             --------

                                              $42,418              $44,771
                                              ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt       $   595              $   595
   Short-term borrowings                          952                2,183
   Accounts payable                               646                  951
   Other current liabilities                    2,726                3,352
   Deferred income taxes                        1,122                1,286
                                              --------             --------

     Total current liabilities                  6,041                8,367
                                              --------             --------

Long-term debt, less current maturities         4,407                4,459
Subordinated note payable,
     net of unamortized discount                7,307                7,300
Other liabilities                               1,963                1,888
Deferred income taxes                           2,567                2,561
                                              --------             --------
     Total liabilities                         22,285               24,575
                                              --------             --------

Stockholders' equity:
   Cumulative convertible preferred stock       4,776                4,769
   Common stock                                 2,103                2,103
   Additional paid-in capital                   3,249                3,248
   Retained earnings                           10,107               10,158
   Treasury stock                                (102)                 (82)
                                              --------             --------
     Total stockholders' equity                20,133               20,196
                                              --------             --------

                                              $42,418              $44,771
                                              ========             ========

See accompanying notes to consolidated financial statements.

                              ANDERSEN GROUP, INC.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)

                                                        Three months ended
                                                  May 31, 1998      May 31, 1997
                                                  ------------      ------------
Revenues:
   Net sales                                         $ 7,685           $ 6,048
   Investment and other income                           146               290
                                                     --------          --------

                                                       7,831             6,338
                                                     ---------         --------

Costs and expenses:
   Cost of sales                                       5,170             3,975
   Selling, general and administrative                 1,624             1,438
   Research and development                              487               345
   Interest expense                                      461               228
                                                      --------         --------

                                                       7,742             5,986
                                                      --------         --------

Income from continuing operations before income taxes     89               352
Income tax expense                                        36               135
                                                      --------         --------

Income from continuing operations                         53               217
Income from discontinued operations net of income taxes    -                50
                                                      --------         --------

Net income                                                53               267
Preferred dividends                                     (103)             (126)
                                                      --------         --------

Income (loss) applicable to common shares              ($ 50)            $ 141
                                                      ========         ========

Earnings (loss) per common share, basic and diluted:
   Continuing operations                              ($0.03)            $0.05
   Discontinued operations                              0.00              0.02
                                                      --------         --------
   Net income (loss)                                  ($0.03)            $0.07
                                                      ========         ========


See accompanying notes to consolidated financial statements.

                              ANDERSEN GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)
                                                        Three months ended
                                                  May 31, 1998      May 31, 1997
                                                  ------------      ------------


Cash flows from operating activities:
Net income                                            $ 53              $ 267

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation, amortization and accretion             367                384
  Deferred income taxes                               (158)                23
  Pension income                                       (70)               (61)
  Net losses (gains) from marketable securities
    and investments                                    229                (78)
  Purchases of marketable securities                (1,405)              (512)
  Proceeds from sales of marketable securities         570                  -
  Proceeds from redemption of Digital Graphix
    investment                                           -              1,066

Changes in operating assets and liabilities:
  Accounts and notes receivable                       (718)            (1,056)
  Inventories                                        2,568               (538)
  Prepaid expenses and other assets                    (18)               354
  Accounts payable                                    (305)               106
  Accrued expenses and other long-term obligations    (112)                 1
                                                    --------           --------

  Net cash provided by (used in) operating
    activities                                        1,001               (44)
                                                    --------           --------

Cash flows from investing activities:
  Purchases of property and equipment, net             (343)              (714)
  Proceeds from sale of subsidiary                    2,400                  -
                                                    --------           --------

  Net cash provided by (used in) investing
    activities                                        2,057               (714)
                                                    --------           --------

Cash flows from financing activities:
  Principal payments on long-term debt                  (52)              (105)
  Issuance (repayment) of short term debt, net       (1,231)               510
  Stock options exercised                                23                  -
  Purchase of treasury stock                            (42)                 -
  Preferred dividends paid                             (112)                 -
                                                    --------           --------

  Net cash provided by (used in) financing
    activities                                       (1,414)               405
                                                    --------           --------

  Net increase (decrease) in cash and cash
    equivalents                                       1,644               (353)

  Cash and cash equivalents--beginning of period      2,516              3,219
                                                    --------           --------

  Cash and cash equivalents--end of period           $4,160             $2,866
                                                    ========           ========

See accompanying notes to consolidated financial statements.

ANDERSEN GROUP, INC.
Notes to Consolidated Financial Statements

(1)      Accounting Policies

         The accompanying interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Andersen Group, Inc. and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 1998. The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. In addition, certain reclassifications have been made to the prior period financial information so that it conforms to the current period presentation.

(2)      Marketable Securities

Marketable securities consisted of the following (in thousands):


                                              May 31, 1998     February 28, 1998
                                              ------------     -----------------
Common stock of savings banks                    $6,711             $5,611
Common stock of Centennial Cellular                   -                430
C A Emerging Russia Fund                          1,767              2,422
Portfolio of Ukraine stocks                         232                314
Common stock of Bank Handlowy                       378                348
Renaissance Russian Bond Fund                       503                  -
Valuation reserve - foreign investments            (475)              (617)
Municipal bonds                                     491                493
                                                 --------          --------

                                                  $9,607            $9,001
                                                 ========          ========

(3)      Inventories

Inventories consisted of the following (in thousands):

                                              May 31, 1998     February 28, 1998
                                              ------------     -----------------
Raw material                                     $1,862             $2,989
Work in process                                   3,979              6,509
Finished goods                                    2,115                657
                                                --------           --------
                                                  7,956             10,155
LIFO Reserve                                      2,448              2,079
                                                --------           --------
                                                $ 5,508             $8,076
                                                ========           ========

 (4)      Discontinued Operations

         Effective February 28, 1998, the Company sold the net assets of Ney Ultrasonics Inc., and recorded a net gain of $97,000 after income taxes. During the quarter ended May 31, 1998, the Company received $2,400,000 of the purchase price and an additional $500,000 was being held by an escrow agent pending a review of the year-end financial information and finalization of the purchase price. While this process has not yet been completed, the Company expects to receive less consideration from the sale than originally estimated. However, the estimate of the net gain on sale has not changed because, in the opinion of management, accruals made at the Company's fiscal year end will be adequate to cover the change in consideration.

(5)      Income Taxes

         Income tax expense represents an estimate of the effective income tax rate for the current fiscal year.


(6)      Dividends

         During February 1998, the Company amended its certificate of incorporation to modify the terms of the Company's Series A Preferred Stock (Preferred Stock) to provide for an annual fixed dividend rate of $1.50 per share of Preferred Stock and to eliminate the mandatory redemption feature of the preferred stock.


(7)      Earnings Per Share

         Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding. Diluted net income per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive. For the three-month period ended May 31, 1998, the effect of such conversions has been antidilutive.

(8)      Business Segments and Export Sales

During the three months ended May 31, 1998, the Company operated in two continuing segments, Electronics, which comprises the operations of The J.M. Ney Company (J.M. Ney), and Corporate, which includes the Company's investment, real estate and corporate administrative activities. Operating income consists of net sales, investment and other income, less cost of sales and selling, general and administrative expenses directly allocated to the industry segments. Corporate revenues consist of investment and other income not attributable to J.M. Ney. Corporate identifiable assets include marketable securities and short-term investments, and assets not directly attributable to J.M. Ney.

Summarized financial information for business segments is as follows (in thousands):

Three months ended:                              May 31, 1998       May 31, 1997
                                                 ------------       ------------

Revenues:
  Electronics                                       $7,661             $6,046
  Corporate                                            170                292
                                                   --------           --------
                                                    $7,831             $6,338
                                                   --------           --------
Operating income (loss):
  Electronics                                       $1,036             $  795
  Corporate                                           (486)              (215)
                                                   --------           --------
                                                    $  550             $  580
                                                   --------           --------
Interest expense:
  Electronics                                       $ 342              $   50
  Corporate                                           119                 178
                                                   --------           --------
                                                    $ 461              $  228
                                                   --------           --------
Depreciation, amortization and accretion:
  Electronics                                       $ 331              $  323
  Ultrasonics                                           -                  23
  Corporate                                            36                  38
                                                   --------           --------
                                                    $ 367              $  384
                                                   --------           --------
Capital expenditures:
  Electronics                                       $ 335              $  711
  Ultrasonics                                           -                   3
  Corporate                                             8                   -
                                                   --------           --------
                                                    $ 343              $ 714
                                                   --------           --------

As of:                                      May 31, 1998       February 28, 1998
                                            ------------       -----------------
Identifiable assets:
  Electronics                                  $25,831              $25,337
  Corporate                                     16,587               19,434
                                               --------             --------
                                               $42,418              $44,771
                                               --------             --------

Export sales for the three months ended May 31, 1998 and 1997 were $1,091,000 and $1,054,000, respectively. Such sales were made primarily to customers in Europe and the Pacific Rim.

During the three months ended May 31, 1998, sales to two customers accounted for 12.0% and 10.3% of net sales, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

REVENUES
Revenues for the three months ended May 31, 1998 totaled $7,831,000, which was a 23.6% increase from revenues from continuing operations during the prior fiscal year's first quarter. The increase represents the net of 27.1% increase in net sales and $144,000 decline in investment and other income.

Sales generated by J.M. Ney, the Company's wholly-owned manufacturer of electronic materials and components, increased due to higher volumes of molded contacts sold to customers in the automotive market, increased precious metal materials sold into the dental implant market, and the impact of higher selling prices for many of its products due to a significant increase in the market price of palladium, a critical element in J.M. Ney's products. For the most recent quarter, the average market price for palladium was approximately $315.00 per troy ounce, versus an average price of $160.00 per troy ounce during the quarter ended May 31, 1997.

Investment and other income totaled $146,000 for the three months ended May 31, 1998, versus $290,000 of such income for the quarter ended May 31, 1997. Significant components of these revenues during each period were as follows (in thousands):
                                                       Three Months ended
                                                  May 31, 1998      May 31, 1997
                                                  ------------      ------------
Net gains from domestic investment portfolio         $ 334            $   9
Net (losses) gains from Russian and
  Eastern European portfolio                          (561)              70
Interest and dividends                                  82               48
Rental income                                          132              108
Other, net                                             159               55
                                                    -------         --------

                                                     $ 146            $ 290
                                                    ========        ========

The net gains from the domestic investment portfolio in the most recent quarter represents unrealized appreciation of investment holdings, with the exception of $140,000 of appreciation since February 28, 1998 relating to the Company's investment in Centennial Cellular, which was sold during the quarter. Net (losses) gains from the Russian and Eastern European portfolio for the three month period ended May 31, 1998 and 1997 are presented net of a decrease of $142,000 and an increase of $602,000, respectively, in valuation reserves established to provide for liquidity and volatility concerns of these investments. Other income during the most recent quarter includes approximately $85,000 of charges by J.M. Ney to its refining customers to reflect the significant increase of financing precious metal hedges for this aspect of the business.

COST OF SALES
Cost of sales during the three months ended May 31, 1998 represented 67.3% of net sales, versus cost of sales during the prior fiscal year's first quarter which were 65.7% of net sales. The decline in average margin from 34.3% to 32.7% is due primarily to higher costs for palladium, which were passed on in the form of higher selling prices, but without the same degree of mark-up, and to product mix of sales, which was more heavily weighted to sales of precious metal alloy material than in the prior year's first quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended May 31, 1998 totaled $1,624,000, which is a 12.9% increase from the prior fiscal year's first quarter. The increase was due to additional costs associated with higher sales volume, including higher marketing and product management costs, and to costs incurred in connection with computer systems enhancements to position the Company to be Year 2000 compliant on a timely basis.


RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses for the three months ended May 31, 1998 increased by $142,000, or 41.2%, because of an increased commitment to engineering and research projects, and as a result of lower allocations of these costs to cost of sales.

INTEREST EXPENSE
Interest expense during the three months ended May 31, 1998 totaled $461,000, versus $228,000 during the prior fiscal year. Of this amount, $342,000 was incurred by J.M. Ney from $7.5 million of subordinated debt, high interest rate palladium consignment leases to hedge certain manufacturing and refining precious metal positions, and from various capitalized leases. The Company incurred lower levels of interest as a result of prior year payments to reduce outstanding balances of its 10 1/2% debentures and to repay certain IRB obligations. The Company also incurred interest on a demand loan, which was secured by a portion of the Company's portfolio of marketable securities.

INCOME TAX EXPENSE
Income taxes have been accrued based on estimated effective tax rates.

PREFERRED DIVIDENDS
For the three months ended May 31, 1998, dividends were accrued based upon the revised terms, which provide for quarterly payments of dividends at the annual rate of $1.50 per share. For the three months ended May 31, 1997, dividends were accrued at the rate of $.4375 per preferred share in accordance with the former terms of this security.

LIQUIDITY AND CAPITAL RESOURCES
At May 31, 1998 the Company's consolidated cash and marketable securities was nearly $13.8 million, an increase of $2.25 million during the quarter. Reduced inventory levels, and the collection of a portion of the purchase price from the sale of Ney Ultrasonics provided the increased liquidity.

During the quarter, the Company made additional investments in its portfolio of domestic savings bank stocks, and J.M. Ney made a short-term investment in a Russian bond fund. At May 31, 1998, 33.3% of the Company's consolidated stockholders' equity was invested in domestic common stocks of financial institutions, while 21.0% of consolidated stockholders' equity is represented by short-term and longer term investments in emerging markets of Russia, Ukraine and Poland.

During the three months ended May 31, 1998, the market price of palladium, a primary component in most of J.M. Ney's products, increased dramatically and fluctuated from a low of $234.50 per ounce to a high of $417.00 per ounce due to reduced shipments of palladium from Russia. While J.M. Ney believes its metals hedging program and development of proprietary alloys and new metals technologies will protect both its sales and earnings for the near term, there can be no assurance that J.M. Ney will not suffer from adverse affects if this market condition persists.

As a result of covenants contained in its borrowing agreement, J.M. Ney is restricted from paying dividends or otherwise transferring funds to the Company outside the ordinary course of business except as defined in certain covenants. At May 31, 1998, J.M. Ney's working capital and net worth (net of liabilities to the Company) totaled approximately $9.55 million and $7.11 million, respectively. The Company believes that income generated from its investments or funds generated from liquidation of existing investments, and permitted payments from J.M. Ney will be sufficient to meet anticipated working capital and debt service requirements.


Item 3.  Quantitative and Qualitative About Market Risk

         Not required.

Part II.  Other Information

Item 1.  Legal Proceedings

         Morton International, Inc. v. A.E. Staley Mfg. Co. et al. and Velsicol Chemical Corp. v. A.E. Staley Mfg. Co. et al.

As previously reported in the Company's Form 10-K for the year ended February 28, 1997, in July 1996, two companion lawsuits were filed in the United States District Court for the District of New Jersey, by various owners and operators of the Ventron-Velsicol Superfund Site (Site). The lawsuits, which were subsequently consolidated, were filed under the Comprehensive Environmental Resource Compensation and Liability Act (CERCLA), the Resource Conservation and Recovery Act, the New Jersey Spill Act and New Jersey common law, alleging that the defendants (over 100 companies, including J.M. Ney) were generators of certain wastes allegedly processed at the site. The lawsuits seek recovery of costs incurred and a declaration of future liability for costs to be incurred by the owners and operators in studying and remediating the Site.

Based on preliminary disclosure of information relating to the claims made by plaintiffs and defendants, J.M. Ney, which produced and refined precious metals used in dental amalgams, is one of the smaller parties to have had any transactions with one of the plaintiff's predecessors in interest. However, under both CERCLA and the New Jersey Spill Act, a party is jointly and severally liable, unless there is a basis for divisibility. At this time, there is insufficient information to determine the appropriate allocation of costs as between or among the defendant group, if liability to the generator defendants is ultimately proven. Moreover, because of the incomplete status of discovery, the Company is unable to predict the probable outcome of the lawsuit, whether favorable or unfavorable, and has no basis to ascertain a range of loss, should any occur, with respect to an outcome that might be characterized as unfavorable.

The Company continues to investigate whether any liability, which may accrue at some future date, may be subject to reimbursement in whole or in part from insurance proceeds. The Company intends to continue to vigorously defend the lawsuit.

         James S. Cathers and Sylvia Jean Cathers, his wife v. Kerr Corporation, Whip-Mix Corporation, The J.M. Ney Company and Dentsply Corporation, Inc.

As previously reported in the Company's Form 10-Q for the Quarter ended August 31, 1997, in August 1997, J.M. Ney was included as a defendant in an asbestos related civil action for negligence and product liability filed in the Court of Common Pleas of Allegheny County, Pennsylvania, in which the Plaintiffs claim damages in excess of $30,000 (the jurisdictional limit) from being exposed to asbestos and asbestos products alleged to have been manufactured and supplied by the defendants, including Ney's former Dental Division, while one of the Plaintiffs worked in a dental lab from 1960 to 1986 at an unspecified location in Pittsburgh, Pennsylvania. The Plaintiffs allege that this exposure to asbestos and asbestos products caused the wrongful death of one of the Plaintiffs from cancer (mesothelioma). The Plaintiffs have not provided any specific allegations of facts as to which defendants may have manufactured or supplied asbestos and asbestos products which are alleged to have caused the injury.

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

         Anthony Nicholas Georgiou, et al. v. Mobil Exploration and Producing Services, Inc., Metromedia International Telecommunications, Inc., et al.

As previously reported in the Company's Form 10-K for the year ended February 28, 1998, on January 14, 1998, Anthony Nicholas Georgiou, et al. v. Mobil Exploration and Producing Services, Inc., Metromedia International Telecommunications, Inc., et al., was filed in the United States District Court for the Southern District of Texas. Plaintiffs claim that the defendants, including Registrant and Oliver R. Grace, Jr. the Registrant's President and Chief Executive Officer, interfered with plaintiffs' business relationships with several companies involving certain oil exploration and production contracts in Siberia and telecommunications contracts in the Russian Federation. The specific counts are civil conspiracy, tortious interference with contractual relationships and tortious interference with prospective contractual relationships. Plaintiffs have alleged actual damages in excess of $500,000,000 and have sought punitive damages of three times alleged actual damages. The Company filed its answer denying each of the substantive allegations of wrongdoing contained in the complaint. In addition, the Company has moved to dismiss this case in Texas against it for lack of personal jurisdiction.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Registrant's Annual Meeting of Stockholders was held on June 23, 1998 for the purpose of (i) electing Directors and (ii) the approval of a merger of the Company into a wholly-owned Delaware subsidiary in order to effect the change of the Company's state of incorporation (the "Reincorporation").


(b) The following Directors were elected:

                  Oliver R. Grace, Jr.
                  Francis E. Baker
                  Peter N. Bennett
                  John S. Grace
                  Louis A. Lubrano
                  James J. Pinto

(c)      The  only  other  matter  voted  upon  at the  Annual  Meeting  was the
         Reincorporation.   The  Company's  Common  and  Preferred  Stockholders
         approved this.

The number of votes of Common Stock for or against each of the Directors was as follows:

--------------------------------------------------------------------------------------------
Director                                Votes For                              Votes Against
--------                                ---------                              -------------
Oliver R. Grace, Jr.                    1,779,548                              8,165
Francis E. Baker                        1,779,425                              8,288
Peter N. Bennett                        1,780,795                              6,918
John S. Grace                           1,778,925                              8,788
Louis A. Lubrano                        1,779,548                              8,165
James J. Pinto                          1,780,795                              6,918
---------------------------------------------------------------------------------------------

The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes of each class of capital stock entitled to vote on the reincorporation proposal is set for below:

-----------------------------------------------------------------------------------------------------------
Class of stock           For                    Against                Abstain                 Non-Vote
--------------           ---                    -------                -------                 --------
Common                   1,438,454              6,501                  3,605                   343,153
Preferred                204,136                40                     0                       52,240
-----------------------------------------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

     Exhibit               Description
    ---------             -------------

     Exhibit 27            Financial Data Schedule.

     Exhibit 27.1          Restated Financial Data Schedule Quarter
                           Ended May 31, 1997.

No reports on Form 8-K were filed during the quarter ended May 31, 1998.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDERSEN GROUP, INC.

By:      /s/ Oliver R. Grace, Jr.
         Oliver R. Grace, Jr.
         President and Chief Executive Officer

Date:    July 13, 1998



By:      /s/ Andrew M. O'Shea
         Andrew M. O'Shea
         Chief Financial Officer
         The J.M. Ney Company
         (Principal Financial Officer of the Company)

Date:    July 13, 1998