Form 10-Q
period 1998-08-31
ANDERSEN GROUP INC
filed 1998-10-14
CIK 6383

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1998
                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ___________

                         Commission file number: 0-1460

                              ANDERSEN GROUP, INC.
             (Exact name of Registrant as specified in its charter)

     DELAWARE                                             06-0659863
     (State or other jurisdiction of incorporation      (I.R.S. Employer
           or organization)                            Identification No.)


     515 Madison Avenue, Suite 2000, New York, New York         10022
     (Address of principal executive offices)                  (Zip Code)

                               (212) 826-8942
     (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


  As of October 9, 1998, there were 1,940,582 shares of the Registrant's $0.01 par value common stock outstanding.

Title                                                        Outstanding

Common Stock, $0.01 par value per share      Authorized 6,000,000 shares;
                                                  Issued 1,958,478

                              ANDERSEN GROUP, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                             Page No.

Part I - Financial Information

         Item 1 - Financial Statements:

                  Consolidated Balance Sheets
                    August 31, 1998 and February 28, 1998               3

                  Consolidated Statements of Operations for the         4
                    Three and Six Months Ended August 31, 1998 and 1997

                  Consolidated Statements of Cash Flows for the         5
                    Six Months Ended August 31, 1998 and 1997

                  Notes to Consolidated Financial Statements            6

         Item 2 - Management's Discussion and Analysis of               8
                    Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosures About        10
                     Market Risk


Part II - Other Information

         Item 1 - Legal Proceedings                                     11

         Item 4 - Submission of Matters to a Vote of Security Holders   12

         Item 6 - Exhibits and Reports on Form 8-K                      12


Signatures                                                              13

Part I  Financial Information
Item 1.  Financial Statements.

                                 ANDERSEN GROUP, INC.
                             Consolidated Balance Sheets
                                 (In thousands)

                                                                          August 31, 1998                February 28, 1998
                                                                          ---------------                -----------------
ASSETS                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                                  $ 5,273                        $ 2,516
   Marketable securities                                                        6,301                          9,001
   Receivable from sale of subsidiary                                             500                          3,521
   Accounts and other receivables, less
     allowances of $151 and $130                                                2,955                          3,870
   Inventories                                                                  5,338                          8,076
   Deferred income taxes receivable                                               632                              -
   Prepaid expenses and other assets                                              111                            142
                                                                              -------                        -------

     Total current assets                                                      21,110                         27,126
                                                                              -------                        -------

Property, plant and equipment                                                  22,349                         21,854
Accumulated depreciation                                                      (12,950)                       (12,411)
                                                                              -------                        -------

     Property, plant and equipment, net                                         9,399                          9,443
                                                                              -------                        -------

Prepaid pension expense                                                         4,879                          4,665
Investments                                                                       206                          1,815
Other assets                                                                    2,018                          1,722
                                                                              -------                        -------

                                                                              $37,612                        $44,771
                                                                              =======                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                       $   595                         $  595
   Short-term borrowings                                                        1,370                          2,183
   Accounts payable                                                               696                            951
   Accrued liabilities                                                          2,650                          3,352
   Deferred income taxes                                                            -                          1,286
                                                                              -------                        -------

     Total current liabilities                                                  5,311                          8,367


Long-term debt, less current maturities                                         4,370                          4,459
Subordinated note payable, net of unamortized discount                          7,314                          7,300
Other long-term obligations                                                     1,949                          1,888
Deferred income taxes                                                           1,954                          2,561
                                                                              -------                        -------

     Total liabilities                                                         20,898                         24,575
                                                                              -------                        -------

Stockholders' equity:
   Cumulative convertible preferred stock                                       4,776                          4,769
   Common stock                                                                    20                          2,103
   Treasury stock                                                                 (83)                           (82)
   Additional paid-in capital                                                   5,340                          3,248
   Retained earnings                                                            6,661                         10,158
                                                                              -------                        -------

     Total stockholders' equity                                                16,714                         20,196
                                                                              -------                        -------

                                                                              $37,612                        $44,771
                                                                              =======                        =======

See accompanying notes to consolidated financial statements.



                              ANDERSEN GROUP, INC.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)


                                                  Three Months Ended                       Six Months Ended
                                          August 31, 1998     August 31, 1997    August 31, 1998     August 31, 1997
                                          ---------------     ---------------    ---------------     ---------------
Revenues:
   Net sales                                  $ 5,938             $ 5,618            $13,623             $11,666
   Investment and other income (loss)          (4,822)              3,728             (4,676)              4,018
                                             --------            --------           --------            --------

                                                1,116               9,346              8,947              15,684
                                             --------            --------           --------            --------

Costs and expenses:
   Cost of sales                                3,852               3,681              9,022               7,656
   Selling, general and administrative          1,822               1,574              3,446               3,012
   Research and development                       465                 336                952                 681
   Interest expense                               525                 261                986                 489
                                             --------            --------           --------            --------

                                                6,664               5,852             14,406              11,838
                                             --------            --------           --------            --------

Income (loss) from continuing
  operations before income taxes               (5,548)              3,494             (5,459)              3,846
Income tax expense (benefit)                   (2,197)              1,406             (2,161)              1,541
                                             --------            --------           --------            --------

Income (loss) from continuing
  operations                                   (3,351)              2,088             (3,298)              2,305
Income from discontinued operations
  net of income taxes                               -                  23                  -                  73
                                             --------            --------           --------            --------

Net income (loss)                              (3,351)              2,111             (3,298)              2,378
Reversal of preferred dividends                     -                  37                  -                  37
Preferred dividends                               (96)               (108)              (199)               (234)
                                             --------            --------           --------            --------

Income (loss) applicable to common
  shares                                     ($ 3,447)            $ 2,040            ($3,497)             $2,181
                                             ========            ========           ========            ========

Earnings (loss) per common share:
   Basic
     Continuing operations                     ($1.77)              $1.04             ($1.80)              $1.09
     Discontinued operations                        -                0.01                  -                0.04
                                             --------             -------            -------             -------
     Net income (loss)                         ($1.77)              $1.05             ($1.80)              $1.13
                                             ========             =======            =======             =======

   Diluted
     Continuing operations                     ($1.77)              $0.78              $1.80               $1.09
     Discontinued operations                        -                0.01                  -                0.04
                                             --------             -------            -------             -------
     Net income (loss)                         ($1.77)              $0.79             ($1.80)              $1.13
                                             ========             =======            =======             =======


See accompanying notes to consolidated financial statements.



                              ANDERSEN GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)
                                                                                  Six Months Ended
                                                                      August 31, 1998           August 31, 1997
                                                                      ---------------          ----------------


Cash flows from operating activities:
Net income (loss)                                                        ($3,298)                    $2,378

Adjustments to reconcile net income (loss)to net cash
  provided by (used in) operating activities:
     Depreciation, amortization and accretion                                734                        773
     Deferred income taxes                                                (2,525)                     1,013
     Pension income                                                         (214)                      (146)
     Net losses (gains) from marketable securities
       and investments                                                     5,436                     (3,603)
     Purchases of marketable securities                                   (1,731)                    (1,467)
     Proceeds from sales of marketable securities                            604                          -
     Disposals of property and equipment                                     160                          -

Changes in operating assets and liabilities:
     Accounts and notes receivable                                           915                       (677)
     Inventories                                                           2,738                        (40)
     Prepaid expenses and other assets                                        34                        342
     Accounts payable                                                       (255)                      (263)
     Accrued liabilities and other long-term obligations                     (81)                       445
                                                                          ------                     ------

     Net cash provided by (used in) operating activities                   2,517                     (1,245)
                                                                          ------                     ------

Cash flows from investing activities:
     Purchases of property and equipment, net                             (1,058)                    (1,059)
     Proceeds from sale of subsidiary                                      2,400
                                                                                                          -
     Proceeds from collection of long-term investments, net                    -                      1,274
                                                                          ------                     ------

     Net cash provided by investing activities                             1,342                        215
                                                                          ------                     ------

Cash flows from financing activities:
     Principal payments on long-term debt                                    (89)                      (459)
     Issuance (repayment) of short term debt, net                           (813)                     1,103
     Stock options exercised                                                  50                          -
     Purchase of treasury stock                                              (42)                         -
     Preferred dividends paid                                               (208)                         -
     Redemption of preferred stock                                             -                       (160)
                                                                          ------                     ------

     Net cash provided by (used in)financing activities                   (1,102)                       484
                                                                          ------                     ------

     Net increase (decrease) in cash and cash equivalents                  2,757                       (546)

     Cash and cash equivalents - beginning of period                       2,516                      3,219
                                                                          ------                     ------

     Cash and cash equivalents - end of period                            $5,273                     $2,673
                                                                          ======                     ======


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

(2)      Marketable Securities

Marketable securities consisted of the following (in thousands):

                                                    August 31, 1998                February 28, 1998
                                                    ---------------                -----------------
Common stock of savings banks                            $4,968                           $5,611
Common stock of Centennial Cellular                           -                              430
C A Emerging Russia Fund                                    294                            2,422
Portfolio of Ukraine stocks                                 206                              314
Common stock of Bank Handlowy (Poland)                      242                              348
Renaissance Russian Bond Fund                               201                                -
Valuation reserve - foreign investments                     (90)                            (617)
Municipal bonds                                             480                              493
                                                          -----                           ------
                                                         $6,301                           $9,001
                                                         ======                           ======

     At August 31, 1998, the valuation reserve was established only for the investments in Ukraine and Poland. The investments in Russia were written down to 10% of original cost to reflect approximate market value due to lack of published quotes.

(3) Inventories

Inventories consisted of the following (in thousands):

                                                 August 31, 1998                   February 28, 1998
                                                 ---------------                   -----------------
Raw material                                          $1,759                            $ 2,989
Work in process                                        3,784                              6,509
Finished goods                                         2,243                                657
                                                      ------                            -------
                                                       7,786                             10,155
LIFO Reserve                                           2,448                              2,079
                                                      ------                            -------
                                                     $ 5,338                            $ 8,076
                                                     =======                            =======

 (4)      Discontinued Operations

         Effective February 28, 1998, the Company sold the net assets of Ney Ultrasonics Inc., and recorded a net gain of $97,000 after income taxes. During the quarter ended May 31, 1998, the Company received $2,400,000 of the purchase price and an additional $500,000 was being held by an escrow agent pending a review of the year-end financial information and finalization of the purchase price. While this process has not yet been completed, the Company expects to receive less consideration from the sale than originally estimated. However, the estimate of the net gain on sale has not changed because, in the opinion of management, accruals made at the Company's fiscal year end will be adequate to cover the change in condition.

(5)      Income Taxes

         Income tax expense (benefit) represents an estimate of the effective income tax rates.


(6)      Dividends

     During February 1998 the Company amended its certificate of incorporation to modify the terms of the Company's Series A Preferred Stock (Preferred Stock) to provide for an annual fixed dividend rate of $1.50 per share of Preferred Stock, paid quarterly, and to eliminate its mandatory redemption feature.

(7)      Earnings Per Share

     Earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares outstanding, plus the assumed issuance of common shares for all potentially dilutive securities at the later of the beginning of the year or date of issuance, unless antidilutive. For the three and six month periods ended August 31, 1998, the effect of such conversions were antidilutive.

(8)       Stockholders' Equity

     On June 23, 1998 the Company's stockholders approved a plan of reincorporation in which the Company was merged into a wholly-owned Delaware subsidiary to effect a change in the Company's state of incorporation. As a result, the common stock of the Company now has a par value of $.01, and appropriate adjustments have been made to common stock and additional paid-in capital on the accompanying Consolidated Balance Sheet.


(9)      Business Segments and Export Sales

     During the six months ended August 31, 1998, the Company operated in two continuing segments, Electronics, which comprises the operations of J.M. Ney, and Corporate, which includes the Company's investment, real estate and corporate administrative activities. Operating income (loss) consists of net sales, investment and other income, less cost of sales and selling, general and administrative expenses directly allocated to the industry segments. Corporate revenues consist of investment and other income not attributable to J.M. Ney.

Summarized financial information for business segments is as follows (in thousands):

Six months ended:                                      August 31, 1998             August 31, 1997
                                                       ---------------             ---------------

Revenues:
  Electronics                                              $ 13,536                    $11,671
  Corporate                                                  (4,589)                     4,013
                                                          ---------                    -------
                                                           $  8,947                    $15,684
                                                          ---------                    -------
Operating income (loss):
  Electronics                                               $   938                    $ 1,413
  Corporate                                                  (5,411)                     2,922
                                                          ---------                    -------
                                                           ($ 4,473)                   $ 4,335
                                                          ---------                    -------
Interest expense:
  Electronics                                                 $ 727                      $ 138
  Corporate                                                     259                        351
                                                            -------                    -------
                                                              $ 986                      $ 489
                                                            -------                    -------
Depreciation, amortization and accretion:
  Electronics                                                 $ 655                       $647
  Ultrasonics                                                     -                         33
  Corporate                                                      79                         93
                                                            -------                    -------
                                                              $ 734                      $ 773
                                                            -------                    -------
Capital expenditures:
  Electronics                                               $ 1,047                     $1,025
  Ultrasonics                                                     -                         25
  Corporate                                                      11                          9
                                                            -------                     ------
                                                            $ 1,058                     $1,059
                                                            -------                     ------






As of:                                                 August 31, 1998            February 28, 1998
                                                       ---------------            -----------------
Identifiable assets:
  Electronics                                              $25,077                     $25,337
  Corporate                                                 12,535                      19,434
                                                           -------                     -------
                                                           $37,612                     $44,771
                                                           -------                     -------

Export sales for the six months ended August 31, 1998 and 1997 were $2,225,000 and $2,161,000, respectively. Such sales were made primarily to customers in Europe and the Pacific Rim.

During the six months ended August 31, 1998, sales to two customers accounted for 13% and 12% of net sales, respectively.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended August 31, 1998, the Company recorded a net loss applicable to common shareholders of $3,447,000, or $1.77 per share, basic and diluted. During the prior fiscal year's second quarter, the Company recorded net income applicable to common shareholders of $2,040,000, or $1.05 basic and $0.79 diluted. Such prior year results include $23,000 of net income from discontinued operations.

For the six months ended August 31, 1998, the Company recorded a net loss applicable to common shareholders of $3,497,000, or $1.80 per share, basic and diluted. This compares with net income applicable to common shareholders of $2,181,000, or $1.13 basic and diluted, for the six months ended August
31, 1997. Such prior year results include $73,000 of net income from discontinued operations.

REVENUES
Revenues for the three months ended August 31, 1998 totaled $1,116,000, comprised of $5,938,000 of net sales from The J.M. Ney Company (J.M. Ney) and a net loss of $4,822,000 from investments and other income. For the six months ended August 31, 1998, revenues totaled $8,947,000, which was comprised of $13,623,000 of net sales from J.M. Ney and $4,676,000 of net losses from investments and other income.

Sales generated by J.M. Ney, the Company's wholly-owned manufacturer of electronic materials and components, increased by 5.7% over the prior fiscal year's second quarter due to higher selling prices for palladium-based products and increased sales of materials made from precious metal alloys. Sales of parts were adversely impacted by the reduced demand from the automotive market as a result of the labor strike against General Motors.

For the six months ended August 31, 1998, sales were 16.8% ahead of last year primarily due to the increased palladium prices and increased material sales to various customers.

Investment and other income produced a net loss of $4,822,000 during the quarter ended August 31, 1998 and a net loss of $4,676,000 for the six months then ended. Significant components of this six month net loss and the comparable income recognized during the first six months of the prior fiscal year were as follows (in thousands):

                                                                                Six months ended
                                                                   August 31, 1998             August 31, 1997
                                                                   ---------------             ---------------
Net gains (losses) from domestic investment portfolio                 $(1,712)                      $  796
Net (losses) gains from Russian and Eastern European
   portfolio and longer-term investments                               (3,722)                       2,645
Interest and dividends                                                    190                          105
Rental income                                                             267                          216
Other, net                                                                301                          256
                                                                     --------                     --------

                                                                      $(4,676)                      $4,018
                                                                      -------                       ------

During the quarter ended August 31, 1998, Russian equity investments for which a market quote was not available were written down to 10% of original cost, which represents management's estimate of the net realizable value of those investments. This also includes the Company's longer-term investments in the Institute for Automated Systems, a Russian telecommunications company, and VSMPO, a Russian titanium producer. Other Eastern European investments have valuation reserves equal to 20% of quoted market to provide for volatility and liquidity concerns. In addition, a Russian income fund investment has been marked down approximately 60% based on information received from the portfolio managers.

COST OF SALES
Cost of sales for the three months ended August 31, 1998 represented  64.9%
of sales, versus cost of sales, which were equal to 65.5% of sales for the second quarter of the prior fiscal year. Year-to-date, cost of sales is 66.2% of net sales, versus the prior fiscal year in which cost of sales represented 65.6% of net sales during the first six months. More effective market pricing of sales of palladium-based products in the current year along with increased volumes of refining activity have contributed to improved margins. However, increased sales mix of material sales and lower absorption of operating costs resultant from reduced production of parts for sale into the automotive market in the second quarter served to lower margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended August 31, 1998 totaled $1,822,000, which is a 15.8% increase from the prior fiscal year's second quarter expense total of $1,574,000. Year-to-date, such costs totaling $3,446,000 represent a 14.4% increase over the prior year's six months expenses of $3,012,000. Costs incurred in connection with computer systems enhancements to position the Company to be Year 2000 compliant totaling approximately $273,000 have contributed to the increase, along with increased personnel recruiting costs.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses for the three months ended August 31, 1998 totaled $465,000, or 7.8% of net sales, versus $336,000, or 6.0% of net sales, in the prior fiscal year's second quarter. Year-to-date, these costs have increased by 39.8% and represent 7.0% of sales versus 5.8% of sales in the first six months of the prior fiscal year. The absolute increase was due to lower allocations to cost of sales of portions of these costs and to increased engineering and research activities. The increase relative to sales was also caused by lower than planned sales caused by the labor dispute against General Motors.

INTEREST EXPENSE
For the three months ended August 31, 1998, interest expense totaled $525,000, or a 101.1% increase over the prior fiscal year's second quarter total of $261,000. Year-to-date through August 31, 1998, interest expense totaled $986,000, or 101.6% more than interest incurred during the prior fiscal year's first six months. Most of the increase is from interest on $7.5 million of subordinated debt, which J.M. Ney obtained in December 1997. In addition, high interest rate palladium leases have added to the interest expense. Corporate level interest expense is lower in the current year due to repayment of debt in February 1998 in connection with an exchange of 10 1/2% convertible subordinated debentures and the repayment of Industrial Revenue Bonds obligation.

INCOME TAX EXPENSE
Income taxes have been accrued based on estimated effective income tax rates.

PREFERRED DIVIDENDS
     For the three and six months ended August 31, 1998, dividends were accrued based upon the revised terms, which provide for quarterly payments of dividends at the annual rate of $1.50 per share. For the comparable three and six month periods in the prior fiscal year, dividends were accrued at the rate of $0.2955 and $0.7330, respectively per preferred share in accordance with the prior terms of this security.

During the second quarter of the prior fiscal year, the Company purchased 8,744 shares of its preferred stock, which resulted in the reversal of accrued unpaid dividends and accreted discounts of $37,000.

LIQUIDITY AND CAPITAL RESOURCES
At August 31, 1998, the Company's consolidated cash and marketable securities was approximately $11.6 million, which is a modest increase from $11.5 million at February 28, 1998. Of these amounts, $4.1 million and $1.1 million, respectively were held in the accounts of J.M. Ney, while the Company's cash and short-term investments at August 31, 1998 totaled $7.5 million, a $2.9 million decline from February 28, 1998 levels. J.M. Ney's cash and short-term investments increased primarily from lower accounts receivable and inventory balances, while the decrease in the Company's cash and short-term investments reflects declines in the values of its domestic and Russia trading portfolio. At August 31, 1998, 29.7% of the Company's consolidated stockholder's equity was invested in the common stock of financial institutions, while 6.3% of consolidated stockholder's equity was invested in both short-term and long-term investments in Russia, Ukraine and Poland, including a J.M. Ney investment in a Russian income fund with a reported value of $201,000.

As a result of covenants contained in its borrowing agreement, J.M. Ney is restricted from paying dividends or otherwise transferring funds to the Company outside the ordinary course of business, except as defined in certain covenants. At August 31, 1998, J.M. Ney's working capital and net worth (net of liabilities to the Company) totaled approximately $9.1 million and $7.0 million respectively.

The Company is required to make sinking fund payments on its 10 1/2% debentures and has interest, preferred dividend and operating expense cash flow requirements. The Company anticipates that these working capital and debt service requirements will be met from the liquidation or additional leveraging of investments and from permitted payments from J.M. Ney.

DISCLOSURE OF YEAR 2000 ISSUES
The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. This does not allow programs to properly recognize a year that begins with "20" instead of "19", and could result in program failures or erroneous results.

     The Company and J.M. Ney have evaluated all known exposures to applications with embedded chips, including those that are informational and operational in nature, which do not properly recognize all four digits of dates. To date, most of the financial and operational effort has been expended in upgrading J.M. Ney's enterprise resource planning (ERP) system, which is used to control its operational activities from order entry through manufacturing to financial reporting. Prior to the current fiscal year, approximately $128,000 had been expended on this project while identifiable costs expended during the current fiscal year totals $273,000. An additional $75,000-$100,000 is anticipated to be expensed on this phase of the Year 2000 preparedness project, which is expected to be completed prior to December 31, 1998. As of the date of this filing, this major project is substantially complete. Additional applications, which require modification or replacement to ensure Year 2000 compliance have been identified, and are planned to be completed by no later than May 31, 1998. The cost of these additional upgrades is estimated to total approximately $200,000.

     Based upon a comprehensive review of exposure areas, which included among other steps, analyses of the Company's and J.M. Ney's interdependence on outside computer applications from vendors and customers, the Company and J.M. Ney are confident that manufacturing and other operational and administrative activities will not be at significant risk due to the Year 2000 problem, as long as outside sources of power and communications remain operational.

FORWARD LOOKING STATEMENTS
This report contains forward-looking statements, estimates or plans which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from results or plans expressed or implied by such forward-looking statements. Among the risk and uncertainty are the performance of the world's equity markets, principally the U.S. stock market, precious metal prices, general economic conditions and the degree of success of identifying all critical Year 2000 exposures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not required.

Part II.  Other Information

Item 1.  Legal Proceedings

     Morton International, Inc. v. A.E. Staley Mfg. Co. et al. and Velsicol Chemical Corp. v. A.E. Staley Mfg. Co. et al
 .
As originally reported in the Company's Form 10-K for the year ended February 28, 1997, in July 1996, two companion lawsuits were filed in the United States District Court for the District of New Jersey, by various owners and operators of the Ventron-Velsicol Superfund Site (Site). The lawsuits, which were subsequently consolidated, were filed under the Comprehensive Environmental Resource Compensation and Liability Act (CERCLA), the Resource Conservation and Recovery Act, the New Jersey Spill Act and New Jersey common law, alleging that the defendants (over 100 companies, including J.M. Ney) were generators of certain wastes allegedly processed at the site. The lawsuits seek recovery of costs incurred and a declaration of future liability for costs to be incurred by the owners and operators in studying and remediating the Site.

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

     James S. Cathers and Sylvia Jean Cathers, his wife v. Kerr Corporation, Whip-Mix Corporation, The J.M. Ney Company and Dentsply Corporation, Inc.

As originally reported in the Company's Form 10-Q for the Quarter ended August 31, 1997, in August 1997, J.M. Ney was included as a defendant in an asbestos related civil action for negligence and product liability filed in the Court of Common Pleas of Allegheny County, Pennsylvania, in which the Plaintiffs claim damages in excess of $30,000 (the jurisdictional limit) from being exposed to asbestos and asbestos products alleged to have been manufactured and supplied by the defendants, including Ney's former Dental Division, while one of the Plaintiffs worked in a dental lab from 1960 to 1986 at an unspecified location in Pittsburgh, Pennsylvania. The Plaintiffs allege that this exposure to asbestos and asbestos products caused the wrongful death of one of the Plaintiffs from cancer (mesothelioma). The Plaintiffs have not provided any specific allegations of facts as to which defendants may have manufactured or supplied asbestos and asbestos products which are alleged to have caused the injury.

The Company has determined that it has insurance that potentially covers this claim and has called upon the insurance carriers to provide reimbursement of defense costs and liability, should any arise. As of this date, the Company has no basis to conclude that the litigation may be material to the Company's financial condition or business. The Company intends to vigorously defend the lawsuit.

     Anthony Nicholas Georgiou, et al v. Mobil Exploration and Producing Services, Inc., Metromedia International Telecommunications, Inc., et al.

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

     On August 27, 1998, the United States District court granted the Company's motion to dismiss this case for lack of personal jurisdiction.

Item 4.  Submission of Matters to a Vote of Security Holders.

Votes of security holders held on June 23, 1998 have been previously reported in the Company's Form 10-Q for the quarter ended as of May 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-K:

     Exhibit               Description

     Exhibit 27            Financial Data Schedule.

     Exhibit 27.1 Restated Financial Data Schedule Six Months Ended Ended August 31, 1997.

No reports on Form 8-K were filed during the quarter ended August 31, 1998.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDERSEN GROUP, INC.

By:      /s/ Oliver R. Grace, Jr.
         Oliver R. Grace, Jr.
         President and Chief Executive Officer

Date:    October 13, 1998



By:      /s/ Andrew M. O'Shea
         Andrew M. O'Shea
         Chief Financial Officer
         The J.M. Ney Company
         (Principal Financial Officer of the Company)

Date:    October 13, 1998