Form 10-Q
period 1998-11-30
ANDERSEN GROUP INC
filed 1999-01-12
CIK 6383

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1998
                                                        OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission file number: 0-1460

                              ANDERSEN GROUP, INC.
             (Exact name of Registrant as specified in its charter)

     DELAWARE                                    06-0659863

     (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

     515  Madison  Avenue,  New  York,  New York      10022
(Address  of  principal executive offices)            (Zip Code)

     (212) 826-8942
(Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


  As of January 11, 1999, there were 1,842,811 shares of the Registrant's no par value common stock outstanding.

Title                                                   Outstanding
Common Stock, $0.01 par value per share           Authorized 6,000,000 shares;
                                                   Issued 1,958,478








                              ANDERSEN GROUP, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                      Page No.

Part I - Financial Information

     Item 1 - Financial Statements:
              Consolidated Balance Sheets
                     November 30, 1998 and February 28, 1998                  3

              Consolidated Statements of Operations for the
                     Three and Nine Months Ended November 30, 1998 and 1997   4

               Consolidated Statements of Cash Flows for the
                     Nine Months Ended November 30, 1998 and 1997             5

               Notes to Consolidated Financial Statements                     6

      Item 2 - Management's Discussion and Analysis of
                           Financial Condition and Results of Operations      8

      Item 3 - Quantitative and Qualitative Disclosures About Market Risk    10


Part II - Other Information

         Item 1 - Legal Proceedings                                          11

         Item 4 - Submission of Matters to a Vote of Security Holders        12

         Item 6 - Exhibits and Reports on Form 8-K                           12


Signatures                                                                   13

Part I.  Financial Information
Item 1.  Financial Statements



                              ANDERSEN GROUP, INC.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                         November 30, 1998               February 28, 1998
                                                                         -----------------               -----------------
ASSETS                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                                  $ 3,983                       $ 2,516
   Marketable securities                                                        6,122                         9,001
   Receivable from sale of subsidiary                                             532                         3,521
   Accounts and other receivables, less
     allowances of $149 and $130                                                3,658                         3,870
   Inventories                                                                  5,755                         8,076
   Income taxes receivable                                                        848                             -
   Prepaid expenses and other assets                                               56                           142
                                                                             --------                      --------

     Total current assets                                                      20,954                        27,126
                                                                             --------                      --------

Property, plant and equipment                                                  22,285                        21,854
Accumulated depreciation                                                      (13,170)                      (12,411)
                                                                              -------                      --------

     Property, plant and equipment, net                                         9,115                         9,443
                                                                                -----                      --------

Prepaid pension expense                                                         5,023                         4,665
Investments                                                                       206                         1,815
Other assets                                                                    2,149                         1,722
                                                                              -------                      --------

                                                                              $37,447                       $44,771
                                                                              =======                       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                       $   470                         $ 595
   Short-term borrowings                                                        1,187                         2,183
   Accounts payable                                                               641                           951
   Other current liabilities                                                    2,744                         3,352
   Deferred income taxes                                                          134                         1,286
                                                                             --------                       -------

     Total current liabilities                                                  5,176                         8,367

Long-term debt, less current maturities                                         3,992                         4,459
Subordinated note payable, net of unamortized discount                          7,322                         7,300
Other liabilities                                                               1,689                         1,888
Deferred income taxes                                                           2,036                         2,561
                                                                             --------                       -------

     Total liabilities                                                         20,215                        24,575
                                                                             --------                       -------

Stockholders' equity:
   Cumulative convertible preferred stock                                       4,776                         4,769
   Common stock                                                                    20                            20
   Additional paid-in capital                                                   5,340                         5,331
   Retained earnings                                                            7,176                        10,158
   Treasury stock                                                                 (80)                          (82)
                                                                             --------                        -------

     Total stockholders' equity                                                17,232                        20,196
                                                                             --------                       --------

                                                                              $37,447                       $44,771

See accompanying notes to consolidated financial statements.



                              ANDERSEN GROUP, INC.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)


                                                     Three months ended                          Nine months ended
                                           November 30, 1998    November 30,1997          November 30, 1998    November 30, 1997
Revenues:
   Net sales                                   $ 6,545            $ 6,854                    $20,168             $18,520
   Investment and other income (loss)            1,297               (458)                    (3,379)              3,560
                                               -------            -------                    -------             -------

                                                 7,842              6,396                     16,789              22,080
                                               -------            -------                    -------             -------

Costs and expenses:
   Cost of sales                                 4,330              4,627                     13,352              12,283
   Selling, general and administrative           1,583              1,595                      5,029               4,608
   Research and development                         50                357                      1,454               1,037
   Interest expense                                 40                283                      1,392                 772
                                               -------            -------                    -------             -------

                                                 6,821              6,862                     21,227              18,700
                                               -------            -------                    -------             -------

Income (loss) from continuing
  operations before income taxes                 1,021               (466)                    (4,438)              3,380
Income tax expense (benefit)                       410              ( 183)                    (1,751)              1,358
                                               -------            -------                    -------              ------

Income (loss) from continuing
  operations                                       611               (283)                    (2,687)              2,022
Income from discontinued operations,
  net of income taxes                                0                100                          0                 173
                                               -------            -------                    -------              ------

Net income (loss)                                  611               (183)                    (2,687)              2,195
Reversal of preferred dividends                      -                  -                          -                  37
Preferred dividends                                (96)              (122)                      (295)               (356)
                                               -------            -------                    -------              ------

Income (loss) applicable to common
  shares                                           $515             ($305)                   ($2,982)             $1,876
                                               ========           =======                    =======              ======

Earnings (loss) per common share:
   Basic
     Continuing operations                        $0.27            ($0.21)                    ($1.54)              $0.88
     Discontinued operations                          -              0.05                          -                0.09
                                               --------           -------                   --------             -------
     Net income (loss)                            $0.27            ($0.16)                    ($1.54)              $0.97
                                               ========           =======                   ========             =======

   Diluted
     Continuing operations                        $0.27            ($0.24)                    ($1.54)              $0.80
     Discontinued operations                          -              0.08                          -                0.08
                                               --------           -------                    -------              ------
     Net income (loss)                            $0.27            ($0.16)                    ($1.54)              $0.88
                                               ========           =======                    =======              ======


See accompanying notes to consolidated financial statements.


                              ANDERSEN GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)


                                                                                 Nine months ended
                                                                     November 30, 1998         November 30, 1997


Cash flows from operating activities:
Net (loss) income                                                        ($2,687)                    $2,195

Adjustments to  reconcile  net (loss)  income to net cash  provided by
 (used in) operating activities:
     Depreciation, amortization and accretion                              1,059                      1,099
     Gain on sale of property                                                (25)                         -
     Deferred income taxes                                                (1,677)                     1,015
     Pension income                                                         (358)                      (251)
     Net losses (gains) from marketable securities
       and investments                                                     4,437                     (2,945)
     Purchases of marketable securities                                   (1,732)                    (2,128)
     Proceeds from sales of marketable securities                          1,783                          -

Changes in operating assets and liabilities:
     Accounts and notes receivable                                           212                     (1,535)
     Income tax receivable                                                  (848)                         -
     Inventories                                                           2,321                       (514)
     Prepaid expenses and other assets                                        98                         91
     Accounts payable                                                       (310)                      (986)
     Accrued expenses and other long-term obligations                       (280)                       227
                                                                          ------                     ------

     Net cash provided by (used in) operating activities                   1,993                     (3,732)
                                                                          ------                     ------

Cash flows from investing activities:
     Purchases of property and equipment, net                             (1,268)                    (1,368)
     Proceeds from sale of property                                          223                          -
     Proceeds from sale of subsidiary                                      2,400                          -
     Proceeds from investment in Digital GraphiX                               -                      1,518
                                                                          ------                     ------

     Net cash provided by investing activities                             1,355                        150
                                                                          ------                     ------

Cash flows from financing activities:
     Principal payments on long-term debt                                   (592)                     (838)
     (Repayment) issuance of short term debt, net                           (996)                    3,000
     Redemption of preferred stock                                             -                      (160)
     Preferred dividends paid                                               (304)                        -
     Stock options exercised                                                  49                         -
     Purchase of treasury stock, net                                         (38)                        -
                                                                          ------                   -------

     Net cash (used in)  provided by financing activities                 (1,881)                    2,002
                                                                          ------                   -------

     Net increase (decrease) in cash and cash equivalents                  1,467                    (1,580)

     Cash and cash equivalents - beginning of period                       2,516                     3,219
                                                                          ------                   -------

     Cash and cash equivalents - end of period                            $3,983                    $1,639
                                                                          ======                    ======


   See accompanying notes to consolidated financial statements.

ANDERSEN GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

(2)      Marketable Securities

Marketable securities consisted of the following (in thousands):


                                                   November 30, 1998               February 28, 1998
                                                   -----------------               -----------------
Common stock of savings banks                           $5,263                           $5,611
Common stock of Centennial Cellular                          -                              430
C A Emerging Russia Fund                                   294                            2,422
Portfolio of Ukraine stocks                                190                              314
Common stock of Bank Handlowy (Poland)                     265                              348
Renaissance Russian Bond Fund                              201                                -
Valuation reserve - foreign investments                    (91)                            (617)
Municipal bonds                                              -                              493
                                                        ------                           - ----

                                                        $6,122                           $9,001
                                                        ======                           ======

     At November 30, 1998, the valuation reserve was established only for the portfolio of Ukraine stocks and the common stock of Bank Handlowy. Russian investments were written down to 10% of their cost bases to reflect approximate market value.

(3)      Inventories

Inventories consisted of the following (in thousands):

                                                November 30, 1998                  February 28, 1998
                                                -----------------                  -----------------
Raw material                                         $ 1,853                            $ 2,989
Work in process                                        3,462                              6,509
Finished goods                                         2,888                                657
                                                     -------                            -------
                                                       8,203                             10,155

LIFO Reserve                                           2,448                              2,079
                                                      ------                             ------
                                                     $ 5,755                            $ 8,076
                                                     =======                            =======

 (4)      Discontinued Operations

     Effective February 28, 1998, the Company sold the net assets of Ney Ultrasonics Inc., and recorded a net gain of $97,000 after income taxes. During the quarter ended May 31, 1998, the Company received $2,400,000 of the purchase price. An additional $500,000 is being held by an escrow agent pending a review of the year-end financial information and finalization of the purchase price. The process of finalizing the purchase price will be subject to the outcome of counter claims between the Company and the purchaser of the business. The Company expects to receive less consideration from the sale than originally estimated. However, the estimate of the net gain on sale has not changed because, in the opinion of management, accruals made at the Company's fiscal year end will be adequate to cover the anticipated changes in the purchase price.

(5)      Income Taxes

         Income tax expense (benefit) represents an estimate of the effective income tax rates.

(6)      Dividends

         During February 1998, the Company amended its certificate of incorporation to modify the terms of the Company's Series A Preferred Stock (Preferred Stock) to provide for an annual fixed dividend rate of $1.50 per share of Preferred Stock and to eliminate the mandatory redemption feature of the preferred stock for the quarter ended May 31, 1998.

(7)      Earnings Per Share

         Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding. Diluted net income per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive. For the three and nine month periods ended November 30, 1998, the effect of such conversions were antidilutive.

(8)      Stockholders' Equity

         On June 23, 1998, the Company's stockholders approved a plan of reincorporation in which the Company was merged into a wholly-owned Delaware subsidiary so to effect a change in the Company's state of incorporation. As a result, the common stock of the Company now has a par value of $0.01, and appropriate adjustments have been made to common stock and additional paid-in capital on the accompanying Consolidated Balance Sheet.

(9)      Business Segments and Export Sales

         During the nine months ended November 30, 1998, the Company operated in two continuing segments, Electronics, which comprises the operations of J.M. Ney, and Corporate, which includes the Company's investment, real estate and corporate administrative activities. Operating income consists of net sales, investment and other income, less cost of sales and selling, general and administrative expenses directly allocated to the industry segments. Corporate revenues consist of investment and other income not attributable to J.M. Ney. Corporate identifiable assets include marketable securities and short-term investments, and assets not directly attributable to J.M. Ney.

Summarized financial information for business segments is as follows (in thousands):

Nine months ended:                                    November 30, 1998           November 30, 1997
                                                      -----------------           -----------------

Revenues:
  Electronics                                              $ 20,161                    $18,541
  Corporate                                                  (3,372)                     3,539
                                                           --------                    -------
                                                           $ 16,789                    $22,080
                                                           --------                    -------
Operating income (loss):
  Electronics                                              $  2,041                    $ 2,237
  Corporate                                                  (5,087)                     1,915
                                                           --------                    -------
                                                          ($  3,046)                   $ 4,152
                                                           --------                    -------
Interest expense:
  Electronics                                              $  1,005                    $   259
  Corporate                                                     387                        513
                                                           --------                    -------
                                                           $  1,392                    $   772
                                                           --------                    -------
Depreciation, amortization and accretion:
  Electronics                                              $    940                    $   891
  Corporate                                                     119                        139
  Discontinued operations                                         -                         69
                                                           --------                    -------
                                                           $  1,059                    $ 1,099
                                                           --------                    -------
Capital expenditures:
  Electronics                                              $ 1,246                     $ 1,314
  Corporate                                                     22                          33
  Discontinued operations                                        -                          21
                                                           -------                     -------
                                                           $ 1,268                     $ 1,368
                                                           -------                     -------

As of:                                                November 30, 1998           February 28, 1998
                                                      -----------------           -----------------
Identifiable assets:
  Electronics                                              $25,186                     $25,337
  Corporate                                                 12,261                      19,434
                                                           -------                     -------
                                                           $37,447                     $44,771
                                                           -------                     -------


Export sales for the nine months ended November 30, 1998 and 1997 were $3,140,000 and $3,178,000, respectively. Such sales were made primarily to customers in Europe and the Pacific Rim.

During the nine months ended November 30, 1998, sales to two customers accounted for 14.7% and 13.0% of net sales, respectively.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended November 30, 1998, the Company's net income applicable to common shareholders was $515,000, or $0.27 per share, basic and diluted. During the prior fiscal year's third quarter, the Company recorded a net loss of $305,000, or $0.16 per share, basic and diluted. Such prior year results included $100,000 of net income from discontinued operations.

For the nine months ended November 30, 1998, the Company recorded a net loss applicable to common shareholders of $2,982,000, or $1.54 per share, basic and diluted. This compares with the prior fiscal year-to-date net income applicable to common shareholders of $1,876,000, or $0.97 basic and $0.88 diluted. Such prior fiscal year results included $173,000 of net income from discontinued operations.

REVENUES
Revenues for the three months ended November 30, 1998 totaled $7,842,000, comprised of $6,545,000 of net sales from The J.M. Ney Company (J.M. Ney) and $1,297,000 of investment and other income. For the nine months ended November 30, 1998, revenues totaled $16,789,000, which was comprised of $20,168,000 of net sales and net investment losses from investments and other income sources of $3,379,000. During the prior fiscal year, such year-to-date revenues totaled $22,080,000, of which $18,520,000 was represented by net sales and $3,560,000 was from income from investments and other sources.

Sales during the quarter from J.M. Ney, the Company's wholly-owned manufacturer of electronic materials and components, decreased by 4.5% from the prior fiscal year's third quarter, while year-to-date sales have increased by 8.9%. Higher selling prices for palladium-based products contributed to sales growth for both the quarter and nine months, as the price of this precious metal in the current year has been approximately $75 per ounce higher than in the prior fiscal year. International sales softened in the most recent quarter, while year-to-date sales were also negatively impacted by reduced demand from the automotive market as a result of the labor strike against General Motors.

Investment and other income produced income of $1,297,000 during the quarter, primarily due to increases in the value of the Company's portfolio of common stocks of financial institutions. Year-to-date, the net loss of $3,379,000 is due to losses recorded relating to investments in Russian securities, as well as the domestic financial institution portfolio. Significant components of this nine month net loss and the comparable amount recognized during the first nine months of the prior fiscal year are as follows (in thousands):



                                                            November 30, 1998         November 30, 1997
Net (losses) gains from domestic investment portfolios          ($  724)                    $1,312
Net (losses) gains from Russian and Eastern European
portfolios and longer-term investments                           (3,417)                     1,438
Interest and dividends                                              150                        165
Rental income                                                       398                        314
Other, net                                                          214                        331
                                                                  -----                      -----

                                                                ($3,379)                    $3,560
                                                                -------                     ------

          During the Company's second fiscal quarter, Russian equity investments for which a market quote was not available were written down to 10% of original cost, which represents management's estimate of the net realizable value of those investments. This writedown was also applied to the Company's longer-term Russian investments. During the third fiscal quarter, the valuations did not increase appreciably, and accordingly, the valuation of these Russian investments was not changed during the quarter. Other Eastern European investments have valuation reserves equal to 20% of quoted market to provide for volatility and liquidity concerns.

COST OF SALES
Cost of sales for the three months ended November 30, 1998 represented 66.2% of sales, versus 67.5% of sales for the third quarter of the prior fiscal year. Improved performance from refining activities helped to effectively lower the cost of the precious metals portion of the product costs during the current quarter. Year-to-date, cost of sales totaled 66.2% of net sales, which is relatively consistent with cost of sales, which were 66.3% of net sales, through the first nine months of the prior fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended November 30, 1998 totaled $1,583,000, which is consistent with prior year levels. Year-to-date, these costs total $5,029,000, which is 9.1% higher than the expenses incurred in the first nine months of the prior fiscal year. The nine month increase in these expenses primarily reflects costs incurred to convert J.M. Ney's primary operating software to a version that is Year 2000 compliant.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses for the three months ended November 30, 1998 totaled $502,000, or 7.7% of net sales, versus $357,000, or 5.2% of net sales for the prior fiscal year's third quarter. Year-to-date, these costs have increased 40.2%, and represent 7.2% of net sales, versus 5.6% of net sales for the first nine months of the prior fiscal year. Approximately $180,000 of the increase represents lower allocations of these expenses to cost of sales, while the remaining increase is due to increased research and engineering activities.

INTEREST EXPENSE
For the three months ended November 30, 1998, interest expense totaled $406,000, which is a 43.5% increase over the prior fiscal year's third quarter. Year-to-date, interest expense of $1,392,000 is 80.3% higher than was incurred during the first nine months of the prior fiscal year. Most of the increase is from interest on $7.5 million of subordinated debt which J.M. Ney obtained in December 1997. In addition, high interest rate palladium leases have added to the interest carry. Corporate level interest expense is lower in the current year, due to repayments in February and October of term debt, which have been offset somewhat by interest on short-term borrowings.

INCOME TAX EXPENSE (BENEFIT)
Income taxes have been accrued based upon estimated effective income tax rates.

PREFERRED DIVIDENDS
For the three and nine months ended November 30, 1998, dividends were accrued based upon terms which were revised effective February 28, 1998, and provide for quarterly payments of dividends at the annual rate of $1.50 per preferred share. For the comparable three and nine month periods in the prior fiscal year, dividends were accrued at the rates of $0.4375 and $1.2515 per preferred share, respectively, in accordance with the prior terms of this security.

LIQUIDITY AND CAPITAL RESOURCES
At November 30, 1998, the Company's consolidated cash and marketable securities was approximately $10.1 million, which represents a decrease from $11.5 million of such assets at February 28, 1998. Of these amounts, $2.8 million and $1.1 million, respectively, were held in the accounts of J.M. Ney, while the Company's cash and short-term investments at November 30, 1998 totaled $7.3 million, which is a decline of $3.1 million from February 28, 1998 levels. J.M. Ney's cash and short-term investments increased primarily from lower inventory levels, while the decrease in the Company's corporate position resulted from declines in the values of its domestic and Russian trading portfolios.

At November 30, 1998, 31.0% of the Company's consolidated stockholders' equity was invested in the common stock of financial institutions, while 6.2% of consolidated stockholders' equity was invested in both short-term and long-term investments in Russia, the Ukraine and Poland, including a J.M. Ney investment in a Russia income fund with a reported value of $201,000. Subsequent to November 30, 1998, J.M. Ney received a distribution of approximately $102,000 of this investment.

As a result of covenants contained in its borrowing agreements, J.M. Ney is restricted from paying dividends or otherwise transferring funds to the Company outside the ordinary course of business, except as defined in certain covenants. At November 30, 1998, J.M. Ney's working capital and net worth (net of liabilities to the Company) totaled approximately $9.1 million and $7.1 million, respectively.

The Company is required to make sinking fund payments on its 10 1/2% debentures and has interest, preferred dividend and operating expense cash flow requirements. The Company anticipates that these working capital and debt service requirements will be met from permitted payments from J.M. Ney, sales of or additional leveraging of investments, or from other sources of income.

DISCLOSURE OF YEAR 2000 ISSUES

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. This does not allow programs to properly recognize a year that begins with "20" instead of "19", and could result in program failures or erroneous results.

The Company and J.M. Ney have evaluated all known exposures to applications with embedded chips, including those that are informational and operational in nature, which do not properly recognize all four digits of dates. To date, most of the financial and operational effort has been expended in upgrading J.M. Ney's enterprise resource planning (ERP) system, which is used to control its operational activities from order entry through manufacturing to financial reporting. Prior to the current fiscal year, approximately $128,000 had been expended on this project, while identifiable costs expended during the current fiscal year totals $479,000. As of the date of this filing, this major project is substantially complete. Additional applications, which require modification or replacement to ensure Year 2000 compliance have been identified, and are planned to be completed by no later than December 31, 1999. The costs of these additional upgrades are estimated to total approximately $200,000.

Based upon a comprehensive review of exposure areas, which included among other steps, analyses of the Company's and J.M. Ney's interdependence on outside computer applications from vendors and customers, the Company and J.M. Ney believe that manufacturing and other operational and administrative activities will not be at significant risk due to the Year 2000 problem as long as outside sources of power and communications remain operational.

FORWARD LOOKING STATEMENTS
This report contains forward-looking statements, estimates or plans which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from results or plans expressed or implied by such forward-looking statements. Among the risk and uncertainty is the performance of the world's equity markets, principally the U.S. stock market, precious metal prices, general economic conditions, including demand for automobiles, and the degree of success of identifying all critical Year 2000 exposures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

     The Company has determined that it has insurance that potentially covers a substantial portion of this claim and has called upon the insurance carriers to provide reimbursement of defense costs and liability, should any arise. As of this date, the Company has no basis to conclude that the litigation may be material to the Company's financial condition or business. The Company intends to vigorously defend the lawsuit.


CAE US Inc.

     On October 28, 1998, CAE (U.S.) Inc. ("CAE"), purchaser under that certain Asset Purchase Agreement dated February 28, 1998 (the "Agreement") with Ney Technology, Inc. f/k/a Ney Ultrasonics, Inc. ("Ultrasonics") (the "Company"), instituted suit in the Connecticut Superior Court. Claiming to rely on the terms of the Agreement, the suit seeks to compel arbitration of the purchase price payable by CAE to Ultrasonics thereunder. While the suit does not seek the recovery of monetary damages, it is a prelude to the institution of an arbitration by CAE in order to recover a claimed overpayment of the purchase price of approximately $770,000.

     The Company is vigorously defending CAE's efforts to compel arbitration and has filed its own suit against CAE seeking an adjustment to the said purchase price in the amount of approximately $1,100,000. Moreover, should arbitration be ordered by the court, the Company will oppose CAE's efforts to adjust the purchase price under the terms of the Agreement and will, instead, assert that its own methodology for adjustment of the purchase price is proper.

     At this point in time, it is impossible to assess the likelihood that the Company will be successful in its defense of this action and any resulting arbitration.

Item 4.  Submission of Maters to a Vote of Security Holders.

There were no votes submitted to security holders during the three months ended November 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

     Exhibit               Description

     Exhibit 11            Statement Re:  Computation of Per Share Earnings

     Exhibit 27            Financial Data Schedule.

     Exhibit 27.1 Restated Financial Data Schedule for the Nine Months Ended November 30, 1997.

No reports on Form 8-K were filed during the quarter ended November 30, 1998.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDERSEN GROUP, INC.

By:      /s/ Oliver R. Grace, Jr.
         Oliver R. Grace, Jr.
         President and Chief Executive Officer

Date:    January 11, 1999



By:      /s/ Andrew M. O'Shea
         Andrew M. O'Shea
         Chief Financial Officer
         The J.M. Ney Company
         (Principal Financial Officer of the Company)

Date:    January 11, 1999