Form 10-K
period 1999-02-28
ANDERSEN GROUP INC
filed 1999-05-25
CIK 6383

UNITED STATES  SECURITIES AND EXCHANGE  COMMISSION  Washington,  D.C. 20549
FORM 10-K

     (Mark One) [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended February 28, 1999 or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________ Commission File Number: 0-1460 ANDERSEN GROUP, INC. (Exact name of Registrant as specified in its charter)

                    Delaware                            06-0659863
(State or other jurisdiction of incorporation          (I.R.S. Employer
 or organization)                                      Identification No.

  515 Madison Avenue, New York, New York                   10022
  (Address of principal executive offices)                 (Zip Code)

     (212) 826-8942 Registrant's telephone number, including area code

     Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act:

     Name of Each exchange Title of each class on which registered Common Stock, $.01 par value The NASDAQ Stock Market 10 1/2% Convertible Subordinated Debentures Due 2007

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the Registrant based upon the average bid and asked prices on May 14, 1999, as reported on The NASDAQ Stock Market, was approximately $10,094,830. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 14, 1999 there were 1,932,503 shares of Common Stock, $.01 par value, outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Proxy Statement dated May 19, 1999 filed with the Commission pursuant to Regulation 14A, are incorporated into Part III.

     The exhibit index is located on page E-1

     PART I

ITEM 1.     BUSINESS.

General

Andersen Group, Inc., referred to herein as the "Company" or the "Registrant", was incorporated under the laws of the State of Connecticut in 1951. On April 24, 1998, the Company re-incorporated to the State of Delaware.

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

Since 1991 the Registrant's primary investment, currently comprising approximately 70% of the Company's total consolidated assets, has been The J.M. Ney Company (JM Ney) which historically operated in two industry segments:
Electronics, consisting of JM Ney's electronics and ultrasonics divisions, and Dental. In November 1995, JM Ney sold the assets and certain liabilities of the Dental segment. In 1997, Ney Ultrasonics Inc., a subsidiary of JM Ney, was classified as a separate industry segment (Ultrasonic Cleaning Equipment) and, effective February 28, 1998, substantially all of the assets of the Ultrasonic Cleaning Equipment segment were sold.

In December 1997, JM Ney borrowed $7.5 million on a 10.26% subordinated note due 2004, with warrants entitling the lender to purchase 40,000 shares of JM Ney common stock at a fixed price, in order to have funds available for a strategic acquisition designed to grow JM Ney's business. If JM Ney makes an acquisition, the Company's ownership of JM Ney may become diluted through the issuance of JM Ney common stock as part of the consideration paid. While criteria for a strategic acquisition have been identified, no negotiations have yet commenced and no agreements have been reached concerning any possible targets.

Industry Segment Information

Financial  information regarding the Company's industry segments is contained in
Note 19 to the Registrant's Consolidated Financial Statements contained in Item 8 herein.

Description of Business

During the fiscal year ended February 28, 1999, the Company operated in two business segments, Electronics and Corporate. The Electronics segment is comprised of the activities of JM Ney. Corporate activities are comprised of investment activities. As previously noted, the Ultrasonic Cleaning Equipment segment was sold effective February 28, 1998 and has been treated as a discontinued operation in the Company's Consolidated Financial Statements.


Electronics Segment

Products. The Electronics segment is a full-service, precious metal and parts supplier to automotive, medical, industrial electronics, military and semi-conductor manufacturers. JM Ney's fully integrated approach includes fabrication and manufacture of its precious metal alloys, as well as design, engineering and metallurgical support. The fabrication capabilities include stamping, wire drawing, rolling from ingot to foil, precision turning, injection and insert molding, and refining.

JM Ney specializes in the engineering and manufacturing of precious metal alloy contacts and contact assemblies aimed at low amperage applications. Electrical contacts made of precious metals, including gold, platinum, palladium and silver, are considered extremely dependable as the materials are inert and highly resistant to corrosion and wear. In developing a finished contact or assembly, JM Ney's technical staff works closely with customers, typically on an engineer-to-engineer level, in order to design a product that meets all of the metallurgical, electronic, dynamic and other performance specifications required for the customer's applications. JM Ney designs and builds the necessary molds and tools as well as designs and manufactures the end product. By controlling the total process, JM Ney believes it has a competitive advantage over other companies in technology, cost and response time. JM Ney has attained ISO 9001 certification and QS9000 certification for the manufacture of its products, as well as approval by the Japanese Industrial Standards (JIS) and the United States Food and Drug Administration.

In connection with the sale of the assets and liabilities of the Company's Dental segment in November, 1995, JM Ney (and the Company, solely for purposes of a non-competition covenant) entered into a three-year manufacturing agreement to alloy and fabricate precious metals for Ney Dental International, Inc. (NDI), a successor company to the purchaser of JM Ney's dental business. As part of this agreement, JM Ney and the Company agreed, for a ten-year period, not to sell alloys, equipment or merchandise into the dental market that NDI serves. JM Ney is, however, permitted to continue producing, selling and marketing precious metal copings and other machined and molded parts and material for use in the dental implant industry. Although the three-year manufacturing agreement expired in November 1998, JM Ney still manufactures products for NDI, but at significantly reduced levels.

Competition. JM Ney's business has limited direct competition with regard to the manufacture of low amperage precious metal contacts and contact assemblies, due to the inherent risks which accompany the engineering and manufacture of precious metals (i.e., high start-up and inventory costs, theft, etc.). While some competitors offer similar products, the Company believes that these operations lack vertical integration to compete across the entire spectrum of products. JM Ney faces indirect competition from companies such as Engelhard Corporation and Johnson Matthey, Inc., which have significantly greater resources and which are involved in higher volume production of more standard precious metal alloys.

Sales and Marketing. JM Ney sells to more than 800 customers, with approximately 84% of its sales being made to customers in the United States. JM Ney's sales are made domestically through both field sales and manufacturers' representatives located in key geographic markets. Internationally, JM Ney sells through manufacturers' representatives, independent distributors and original equipment manufacturers.

Two customers in the Electronics segment (Implant Innovations, Inc., a purchaser of precision machined precious metal components and precious metal materials, and First Inertia, Inc., a purchaser of electronic components for the automotive market) accounted for 16.1% and 13.9%, respectively, of the Registrant's consolidated sales in fiscal 1999. During the prior year, these customers comprised 14.9% and 12.6% of sales, respectively.

Research and Development.  During fiscal years 1999, 1998, and 1997 research and
development   expenditures  from  continuing  operations  totaled  approximately
$1,888,000, $1,444,000 and $1,228,000, respectively.

Sources and Availability of Raw Materials and Components. JM Ney purchases its raw materials, including precious metals, and the components used in the manufacture of its products from a number of domestic suppliers, and generally is not dependent upon any single supplier. Although JM Ney utilizes Russian palladium in the manufacture of many of its products, and despite recent publicized events regarding availability of palladium shipments from Russia to the world market, the Company believes that its sources of supply are adequate for its continuing needs.

Corporate Segment

The Corporate Segment is comprised of the Company's investment and administrative activities. This includes the management of the Company's trading portfolios and longer-term investments, as described below. This segment also includes the operation of Andersen Realty, Inc., which holds a 108,000 square foot office building in Bloomfield, Connecticut, and the monitoring of the Company's continuing interest in the ultrasonic cleaning technology sold during the prior fiscal year. Such continuing interest is represented by royalties received pursuant to a technology assignment agreement, as amended, which was entered into with the buyer of the former Ultrasonics Cleaning Equipment segment. During the fiscal year ended February 28, 1999, the Company realized approximately $60,000 of revenue pursuant to this agreement.

Trading Portfolio. At February 28, 1999, the Company had a portfolio of short-term investments with a reported value of $6,014,000. The reported amount is reflected net of a $65,000 valuation reserve to provide for volatility and liquidity concerns relating to marketable investments in the Ukraine and Poland. The larger components of these investments include $5.5 million of common stocks of domestic savings banks, an investment in the FM Emerging Russia Fund with a recorded value of $294,000, and JM Ney's investment in a Russian bond fund with an estimated fair value of $98,000. JM Ney expects to realize this investment during the next 12 months through the receipt of periodic liquidating distributions.

See Note 3 to the Company's Consolidated Financial Statements contained in Item 8 herein.

Institute for Automated Systems. The Company also holds a 50% investment in Treglos Investments, LTD, a joint venture that is investing in the Institute for Automated Systems (IAS), a Russian telecommunications company that has agreements to develop a data transmission network throughout the Commonwealth of Independent States. The joint venture owns approximately 6% of IAS. Although the Company's investment, including certain development costs, totals approximately $835,000, it is recorded at $83,500 due to other than temporary impairment in its value reflecting the collapse in the market value for Russian securities. Among the joint venture partners are the Company's Chairman and another Director. See Note 7 to the Company's Consolidated Financial Statements contained in Item 8 herein, and Certain Relationships and Related Transactions in Item 13.

VSMPO. The Company also owns 43,803 shares of VSMPO, a Russian-based titanium producer and processor. These shares were acquired through the purchase in fiscal 1998 of 9,734 shares of AVISMA, a predecessor company to VSMPO, for an aggregate cost of approximately $1,225,000. The investment is valued for financial reporting purposes at $122,500 due to an other than temporary impairment in its value reflecting the collapse of Russian securities. See Note 7 to the Company's Consolidated Financial Statements contained in Item 8 herein, and Certain Relationships and Related Transactions in Item 13.

Discontinued Ultrasonic Cleaning Equipment Segment
Effective February 28, 1998, the Company sold the net assets of Ney Ultrasonics Inc. (Ney Ultrasonics) which until that date comprised the Company's Ultrasonic Cleaning Equipment segment. The Company received $2.4 million at closing while additional consideration was dependent on the finalization of FY98 financial information. The determination of the purchase price remained in dispute until a settlement agreement was reached in February 1999, resulting in $400,000 of additional consideration being paid to the Company. The Company expects to receive further consideration during the next several years based on growth of sales of certain products by the purchasers of this business. See Note 5 to the Company's Consolidated Financial Statements contained in Item 8 herein.

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

Employees
As of April 30, 1999, the Company, including all subsidiaries, had 188 full-time employees and two part-time employees. None of these employees is represented by a labor union, and the Company is not aware of any organizing activities. Neither the Company nor any of its subsidiaries has experienced any significant work stoppage due to any labor problems. The Company considers its employee relations to be satisfactory.

Executive Officers of the Company
The Executive Officers of the Company and certain significant employees of its subsidiaries are as follows:


------------------------------- -------- ----------------------------------------------------------- -----------------
                                                                                                         Officer
             Name                 Age                             Position                                Since
------------------------------- -------- ----------------------------------------------------------- -----------------
Francis E. Baker                  69     Chairman and Secretary                                            1959
Oliver R. Grace, Jr.              45     President and Chief Executive Officer                             1997
Peter R. Barker                   48     Vice President and Chief Financial Officer                        1999
Ronald N. Cerny                   47     President, The J.M. Ney Company                                   1993
Andrew M. O'Shea                  40     Chief Financial Officer and Secretary,
                                         The J.M. Ney Company                                              1995
Eugene E. Phaneuf                 52     Vice President - Operations,
                                         The J.M. Ney Company                                              1996
------------------------------- -------- ----------------------------------------------------------- -----------------

Except as set forth below, all of the officers and significant employees of its subsidiaries have been associated with the Company in their present positions for more than the past five years.

Mr. Grace, Jr. has been a Director of the Company since 1986 and President and Chief Executive Officer since June 1, 1997. Mr. Grace, Jr. was Chairman of the Company from March 1990 to May 1997. Mr. Grace, Jr. has also been President of AG Investors, Inc., one of the Company's subsidiaries, since 1992. Mr. Grace, Jr. is a General Partner of The Anglo American Security Fund L.P. Mr. Grace, Jr., is the brother of John S. Grace, a member of the Company's Board of Directors.

Mr. Baker became Chairman on June 1, 1997. He has been a Director of the Company since 1959 and was President and Chief Executive Officer from 1959 until May 1997. Mr. Baker is also the Secretary of the Company, a position he has held since May 1997.

Mr. Barker became Vice President and Chief Financial Officer of the Company in January 1999. Prior to joining the Company, he served as Managing Director and Chief Financial Officer of Spring Investment Corporation from 1994 to 1998 and previously held the position of Founder and Executive Vice President of Global Intermediary, Inc. from 1982 to 1994.

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

ITEM 2.    PROPERTIES.

The Company's principal executive offices have been located in New York, New York since May 1998. The Company subleases office space from an entity owned by Oliver R. Grace, Jr., the Company's President and Chief Executive Officer, at lease rates that approximate market.

The Company's subsidiary, Andersen Realty, Inc., owns a 108,000 square foot building located in Bloomfield, Connecticut. Portions of this facility are leased to the present owner of its former Ultrasonic Cleaning Equipment segment, as well as to third parties.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                                                PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
                   AND RELATED STOCKHOLDER MATTERS.

The Registrant's Common Stock is traded on The NASDAQ Stock Market under the symbol (ANDR) with quotes supplied by the National Market System of the National Association of Securities Dealers, Inc. (NASDAQ).

The approximate number of record and beneficial holders of the Registrant's Common Stock on May 7, 1999 was 608 and 1,100, respectively. The Company's high, low and closing sales prices for the common equity, for each full quarterly period within the two most recent fiscal years, are included below. The stock prices shown, which were obtained from NASDAQ, represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.


---------------------------------------------- --------------------- ------------------------ ----------------------
    Year ended February 28, 1999                       High                    Low                   Close
---------------------------------------------- --------------------- ------------------------ ----------------------

    First Quarter                                     9 1/4                   5 3/4                   7 1/2
    Second Quarter                                    9                       4 5/8                   4 5/8
    Third Quarter                                     4 9/16                  2 5/8                   3 5/8
    Fourth Quarter                                    7 5/8                   2 11/16                 4
---------------------------------------------- --------------------- ------------------------ ----------------------


---------------------------------------------- ------------------------ --------------------- ----------------------
        Year ended February 28, 1998                    High                    Low                   Close
---------------------------------------------- ------------------------ --------------------- ----------------------
    First Quarter                                       5 1/2                    4 1/2                 5 1/8
    Second Quarter                                      6 3/4                    5                     6 1/2
    Third Quarter                                      10 1/4                    6 1/4                 7 5/8
    Fourth Quarter                                      7 1/2                    4 7/8                 5 5/8
---------------------------------------------- ------------------------ --------------------- ----------------------

The Company has not paid dividends on its common stock since fiscal year ended February 28, 1993, and it does not anticipate paying any dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA.


The following table summarizes certain financial data with respect to the Company and is qualified in its entirety by the Consolidated Financial Statements of the Company contained in Item 8 herein, (amounts in thousands, except per share data).

---------------------------------------------- ---------------- --------------- --------------- -------------- -------------
Years Ended February                                   1999          1998              1997         1996           1995
---------------------------------------------- ---------------- --------------- --------------- -------------- -------------

Revenues1                                           $23,600         $28,868          $20,501        $19,437     $24,520
(Loss) income from continuing
 operations                                          (2,964)          1,770              334         (1,921)         (397)
Net (loss) income                                    (3,080)          2,212              299          1,933          (388)
(Loss) income applicable to
 common shares                                       (3,465)          1,772               22          2,389          (975)
(Loss) income from continuing
 operations per common share,
 diluted                                              (1.74)             .68              .03        (.76)           (.90)
(Loss) income per common share,
 diluted                                              (1.80)             .91              .01         1.23           (.50)
Depreciation, amortization and
 accretion                                            1,434           1,480            1,419          1,887        2,329
Total assets                                         37,119          44,771           37,677         38,798      43,679
Total debt                                           13,857          14,537           10,119          8,485      12,328
Redeemable preferred stock                                -                -           4,891          5,280      10,593
Common and other stockholders'
 equity2                                             16,429          20,196           13,647         13,625        9,913
Book value per common share                             6.18            7.97            7.05          7.04
                                                                                                                    5.13
---------------------------------------------- ---------------- --------------- --------------- -------------- -------------

1 The results of Digital GraphiX are included in 1995 and two months of 1996. Revenues and (loss) income from continuing operations, exclude the results of operations of the Company's Ultrasonic Cleaning Equipment and Dental segments as a result of their sales in February 1998 and November 1995, respectively.

2 1999 and 1998 amounts include preferred stock as a result of the elimination of its mandatory redemption provisions.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                         RESULTS OF OPERATIONS

1999 vs. 1998

For the year ended February 28, 1999 (FY99), the Company incurred a net loss applicable to common shareholders of $3,465,000, or $(1.80) per share, basic and diluted. During the prior fiscal year, the Company reported net income applicable to common shareholders of $1,772,000, or $.92 per share basic and $.91 diluted.

Revenues
Total revenues of $23,600,000 for FY99 were 18.2% lower than total revenues from continuing operations reported for the fiscal year ended February 28, 1998
(FY98). The decline was due to a $6,709,000 decrease in Investment Income (Loss) and Other Income, which was partially offset on a 5.7% increase in net sales from The J.M. Ney Company (JM Ney).

During FY99, JM Ney's sales increased by $1,441,000. Such sales increase primarily reflected the pass-through effect of increased selling prices for products containing palladium as a result of higher market prices for this particular precious metal. During FY99, the average market value for palladium was approximately $302 per troy ounce, compared to approximately $198 per troy ounce during FY98. During each of the last two years, the market for palladium has been both volatile and generally increasing. During FY99, the products sold by JM Ney contained approximately 24,000 troy ounces of palladium.

Overall sales growth was hampered by (i) the General Motors labor strike, which reduced demand for many of JM Ney's products that are sold to the automotive industry; (ii) the expiration of an exclusive manufacturing contract with the Company's former Dental segment which resulted in a sales decline of $280,000; and (iii) delays in the implementation of several sales programs to customers who had purchased the required tooling from JM Ney but did not request the anticipated level of parts production.

     Activities which comprise Investment Income (Loss) and Other Income produced a net loss of $3,238,000 during FY99, versus income of $3,471,000 during FY98 as follows (in thousands):

                                                                                                  FY99        FY98
Net (loss) gain from domestic investment portfolio                                      $  (725)             $ 1,759
Net (loss) gain from Russian and Eastern European
  portfolio                                                                              (2,213)                 665
Write-down of long-term Russian investments                                              (1,609)                   -
Interest and dividends                                                                      349                  228
Rental income                                                                               482                  376
Ultrasonic royalty income                                                                    60                    -
Gain from Digital GraphiX                                                                    24                  196
Other, net                                                                                  394                  247
                                                                                      ---------             --------
                                                                                        $(3,238)             $ 3,471
                                                                                        ========             =======

The domestic portfolio loss is comprised of net realized and unrealized losses of $861,000 from the Company's portfolio of savings bank stocks, $4,000 of losses from the sale of municipal bonds and a net gain of $140,000 from the sale of the Company's investment in Centennial Cellular. During FY99, the market value for Russian securities decreased significantly resulting in an unrealized decline of 78% in the Company's portfolio of Russian, Ukrainian and Polish trading investments. In addition, a JM Ney investment in a Russian bond fund declined in value by approximately $299,000, or 60% of the original investment. The Company also wrote down the value of its long-term investments in IAS and VSMPO due to the Russian market conditions, and the perceived impact on the Company's ability to realize value from these investments in the near term.

During FY98, increases in both the domestic and Eastern European markets resulted in unrealized appreciation in the value of the Company's investment portfolio.

Cost of Sales
Cost of sales totaled $18,255,000, or 68.0% of net sales, compared to $17,040,000, or 67.1% of net sales in FY98. The decline in gross margins from 32.9% to 32.0% was the result of the previously noted higher palladium prices which were passed on in the form of higher selling prices without a commensurate margin markup.

During FY99, sales of precious metal materials in the form of wire, strip and rod, represented 33.1% of sales, as compared to 31.8% for FY98. Material products generally have lower average gross margins, due to the commodity nature of this product class, versus highly engineered parts and components, which involve more value-added processing and higher gross billing margins. This sales mix, and the resultant underabsorption of operating expenses contributed to lower average gross margins during FY99 compared to the prior year.

The FY99 margin decline was somewhat offset through expanded metals purchasing programs that included forward purchases of palladium and sales of put options for the purchase of palladium as a hedge against JM Ney's manufacturing requirements. In addition, JM Ney reduced its inventory of palladium by approximately 2,600 troy ounces which resulted in a LIFO gain of approximately $349,000 when measured against the beginning of the fiscal year palladium prices. One further element contributing to offsetting narrower margins was a reclassification of approximately $240,000 in engineering costs to more properly reflect management's analysis of costs that related to the manufacture of its products.

Selling, General and Administrative Expenses
Selling, general and administrative expenses of $6,170,000 during FY99 represent a modest decline from the costs incurred in the prior fiscal year. The Company incurred costs in FY99 totaling $481,000 to convert JM Ney's primary operating software to be Y2K compliant; $128,000 of such costs incurred in FY98. Lower legal fees and corporate level compensation expense contributed to the overall decline in these costs.

Research and Development Expenses
Research and development expenses increased 30.7% to $1,888,000, or 7.0% of net sales, compared to $1,444,000, or 5.7% of net sales in FY98. The increase was attributable to effort expended to develop new alloys and expand JM Ney's technical competencies in meeting the changing requirements of its target markets, and to approximately $240,000 of costs that were formerly allocated to product costs.

Interest Expense
Interest expense of $1,735,000 during FY99 was 49.2% higher than the $1,163,000 of interest expense incurred during FY98. Most of the increase relates to a full year of interest on a $7.5 million subordinated note which JM Ney issued during the fourth quarter of FY98. In addition, JM Ney incurred increased interest expense on high interest rate palladium leases which served to hedge market risk, primarily attributable to its refining operations. Such interest costs were offset by charges to JM Ney's refining customers that were included in Other Income.

Income Taxes
An income tax benefit from continuing operations of $1,484,000 was recorded for FY99 which represents an effective tax rate of 33.4%. The $4,547,000 of net capital losses during FY99 was comprised of $482,000 of realized investment gains and $5,029,000 of net change in unrealized losses. As a result, $1,076,000 of the tax benefit is being deferred.

Discontinued Operations
In February 1999, the Company reached a settlement agreement with the buyer of the net assets of its Ultrasonics segment which it had sold as of February 28, 1998. Under the terms of this settlement, the Company received $400,000 of previously escrowed funds in addition to the $2.4 million it had received at the closing. In addition, the Company also granted the buyer certain allowances against current-year and future royalty payments. As a result of the settlement and costs incurred leading to the agreement, the Company recognized a net loss from the sale of this segment of $116,000, net of $71,000 of income tax benefits.

In the prior year, the Company had recorded a gain of $97,000 on this sale, net of $84,000 of income taxes.

Preferred Dividends
During FY99, the Company incurred $385,000 of preferred dividends based upon the revised terms of $1.50 per share. During FY98, a total of $477,000 in dividends and discount accretion were accrued based on former terms under which the preferred dividends were linked to the operating results of JM Ney.

1998 vs. 1997

Revenues
Total revenues from continuing operations of $28,868,000 for the fiscal year ended February 28, 1998 (FY98) were 40.8% more than the $20,501,000 of revenues recorded for the year ended February 28, 1997 (FY97). This increase represented a 23.0% increase in sales generated by The J.M. Ney Company (JM Ney), and an increase of $3,613,000 of investment and other income over the net losses of $142,000 recorded in FY97.

JM Ney's increase in sales to $25,397,000 reflected growth in sales of contacts for sensors used in the automotive industry, and increased sales of precious metal materials, particularly materials for use in the manufacture of dental implant components. Such sales growth during FY98 is reflected net of a 2% decline in sales to the Company's former Dental segment.

Investment and other income totaled $3,471,000 for FY98, compared to a loss of $142,000 in FY97, as follows (in thousands):



                                                                            FY98          FY97
Net gains from domestic investment portfolio                                 $1,759       $ 1,032
Net gains from Russian and Eastern European  portfolio                          665              -
Interest and dividends                                                          228           366
Rental income                                                                   376           342
Gain from Digital GraphiX                                                       196              -
Loss from investments in Phoenix Shannon                                           -       (2,175)
Other, net                                                                      247           293
                                                                           --------       -------
                                                                            $ 3,471       $  (142)
                                                                            =======       ========

Gains from the Company's domestic investment portfolio increased due to a rebound in the market value of the Company's investment in Centennial Cellular, which had experienced a decline in value in FY97, and to continued growth in value from the Company's portfolio of financial institutions. All gains from this portion of the investment portfolio in FY98 and FY97 represented increases in net unrealized appreciation of the underlying investments. Also, during FY98, the Company significantly expanded its investment activities in Russia and Eastern Europe. This resulted in the recording of net realized and unrealized gains of $665,000, net of valuation allowances of $617,000 established for the foreign trading portfolio, and $245,000 established for a Russian security held for longer-term investment. Such reserves were established to address volatility and liquidity concerns within these markets.

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

Cost of Sales
Cost of sales from continuing operations totaled $17,040,000, or 67.1% of net sales in FY98, compared to $13,259,000, or 64.2% of net sales in FY97. The decline in the gross margins from 35.8% to 32.9% was caused primarily by significant increases and volatility in the price of palladium which is used in the majority of JM Ney's products, and by increases in materials sales as a percentage of overall sales. However, gross margins of $8,357,000 in FY98 represented a 13.2% increase over FY97 levels.

During most of FY97, the price of palladium remained relatively stable between $141 per troy ounce and $115 per troy ounce, with an increase at fiscal year end to above $155 per ounce. Such a market condition enabled JM Ney to replace the metal it had sold with metal of approximately equal value for LIFO accounting purposes. However, during FY98, the price of palladium fluctuated widely. Prices ranged from a low of $142 per troy ounce to a high of $240 per ounce. During much of this period, the market viewed these price increases as temporary, as reflected in the lower cost for palladium in future months. Accordingly, for certain segments of its business, this price increase could not be immediately passed on to JM Ney's customers. Although JM Ney had certain hedging programs in place, such strategies did not cover all sales programs involving significant quantities of palladium.

In addition, the Company's FY98 gross margin benefited from lower gold prices, which served to slightly offset the impact of the effects of the palladium price increases and volatility.

Also, during FY98, sales of precious metal materials, in the form of wire, strip, and rod represented approximately 31.8% of sales, compared to material sales of 24.4% in FY97. Material products generally have lower average gross margins, due to the commodity nature of the product, versus highly engineered parts and components, which involve more value-added processing, and higher gross margins. Such sales mix contributed further to the lower average gross margins during FY98.

Selling, General and Administrative Expenses
Selling, general and administrative expenses from continuing operations totaled $6,260,000, or 8.5% more than the costs incurred during FY97. Costs of approximately $128,000 incurred in the process of upgrading JM Ney's manufacturing system to be Year 2000 compliant, an increase of $167,000 of recruiting costs, including personnel fees and advertising, and legal costs incurred in connection with the exchange of the Company's 10 1/2% Debentures and change of the terms of its Preferred Stock, all contributed to the growth in these expenses.

Research and Development Expenses
Research and development expenses increased from $1,228,000, or 5.9% of sales in FY97, to $1,444,000, or 5.7% of sales in FY98. While increased material sales served to lower the relative comparison, the absolute increase of 17.6% reflects the cost of efforts to develop new proprietary alloys that have similar physical attributes to existing alloys with lower palladium content to reduce exposure to market fluctuations, and to work on new manufacturing processes which enable JM Ney to offer product alternatives.

Interest Expense
Interest expense increased from $790,000 in FY97 to $1,163,000 in FY98. Increased borrowings under JM Ney's revolving line of credit to support both its working capital requirements and those of Ney Ultrasonics served to increase interest expense. In addition, significant increases in the leasing rates of palladium and platinum also served to increase financing costs under its line of credit. JM Ney was not exposed to these volatile interest rates to the extent that many other companies using palladium were, thus this impact was contained.

Also, during the year, JM Ney closed on a $7.5 million seven-year subordinated note that bears interest at the annual rate of 10.26%. Interest and amortization of deferred financing costs for two months added to the interest expense total.

Income Taxes
Income tax expense from continuing operations totaled $1,191,000 for FY98, versus a tax benefit from continuing operations of $882,000 for FY97. The FY98 expense included a net increase of $1,016,000 in deferred income taxes payable. The effective tax rate for FY97 was favorably impacted by the settlement of audits of prior state income tax returns.

Discontinued Operations
Effective February 28, 1998, the Company sold the net assets of Ney Ultrasonics Inc. for a purchase price which was estimated to be approximately $3.5 million, and additional contingent consideration. Net of expenses incurred in and accrued for the transaction, the Company recognized a gain of $97,000, net of tax. For the year then ended, Ney Ultrasonics Inc. generated approximately $345,000 of net income on sales of $5,713,000. During FY98 these operations generated an increase in sales of 47.5% over FY97, which produced the first operating profit in its history.

Preferred Dividends
Preferred dividends, including the amortization of issuance costs, totaled $477,000 during FY98, which is a 16.1% increase over the dividends of $411,000 accrued for FY97. The dividends per preferred share, which include a participating dividend based on the operating income of JM Ney, increased from approximately $1.24 per share in FY97 to approximately $1.69 in FY98. However, due to purchases of shares of preferred stock during both years, the aggregate preferred dividends increased by a lower amount. Reversals of previously accrued but unpaid dividends added $37,000 and $134,000 to income applicable to common shareholders in FY98 and FY97, respectively.

As a result of the shareholder approval of the change in the terms of the Preferred Stock, dividends that had been accrued from May 1993 through November 1997 were paid in February 1998.

Net Income
As a result of the income of $1,770,000 generated from continuing operations, income of $345,000 from discontinued operations, and the gain of $97,000 on the sale of Ney Ultrasonics Inc., total net income for FY98 was $2,212,000, versus net income of $299,000 in FY97. After net preferred dividends, income applicable to common shareholders for FY98 was $1,772,000, or $.92 per share basic, $.91 diluted, versus income applicable to common shareholders of $22,000, or $0.01 per basic and diluted share in FY97.


LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1999, consolidated cash and short-term investments totaled $8,555,000, which is a decrease of $2,962,000, or 25.7%, from February 28, 1998.
Within the current year total is a portfolio of common stocks of savings banks valued at $5,362,000, the Company's trading portfolio of Russian and Eastern European securities with a reported value of $554,000, and JM Ney's investment in a Russian bond fund with a reported value of $98,000.

Under the terms of its $7.5 million subordinated note agreement and revolving credit agreement with a commercial bank, JM Ney is restricted from making payments to the Company except as defined. The defined payments are subject to JM Ney's meeting certain financial covenants. At February 28, 1999, JM Ney's working capital was $8,883,000 or 59.1% of consolidated net current assets, and its net worth, net of net liabilities to the Company, including a $4 million subordinated note payable, totaled $7,125,000, or 43.4% of the Company's consolidated total.

The Company is dependent upon defined payments from JM Ney, which in FY99 totaled $820,000, and on income from its investments to meet its operating expenses, debt service and preferred dividend obligations. The Company believes it can meet these requirements in the foreseeable future from these defined sources of cash flows, or from the proceeds of liquidations of existing investments.

During FY99, the prices of the precious metals that JM Ney utilizes in the alloying and manufacturing of its products experienced significant volatility. Primarily as a net result of an increase of approximately $80 per ounce of the palladium content of its inventory, and a $10 per ounce decline in the gold component of its inventory, JM Ney's LIFO reserve increased by $969,000 to maintain the net recorded value of these inventories at their historical values.

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. The Company plans to adopt SFAS No. 133 by January 1, 2000, as required. The Company is currently assessing the impact of this statement on the Company's consolidated financial statements.

Forward-looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for fiscal 2000 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to (i) economic and political developments in Russia and Eastern Europe; (ii) changes and volatility in the market for domestic equity securities, particularly in the financial services sector, (iii) changes in technology that would affect JM Ney's products, or affect the value of the ultrasonic cleaning technology on which contingent consideration is based; (iv) acceptance of new product developments and (v) the price and volatility of precious metals. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

Year 2000

The Year 2000 problems stem from three main issues: two-digit data storage, leap year calculations, and special meanings for dates (i.e., 9/9/99). There is not a simple solution to the Year 2000 issue due to the fact that the use of dates for calculations is pervasive throughout software and the use of these calculations is not standardized.

State of Readiness. The Company has formalized a comprehensive Year 2000 plan that encompasses its products, vendors, customers, manufacturing equipment, technical infrastructure, facilities, telecommunications, and business systems. The plan consists of the following phases: inventory, assessment, remediation, testing, implementation, and a contingency plan for each area. The plan also contains the cost associated with providing Year 2000 solutions for each area. The Company's plan has been viewed favorably by a Year 2000 consulting firm, which reviewed each element of the plan.

The Company has completed the process of identifying and assessing the extent to which the Year 2000 issue will affect its products, vendors, customers, manufacturing equipment, technical infrastructure, facilities, telecommunications and business systems. To date, most of the financial and operational effort has been expended in implementing Year 2000 compliant solutions or JM Ney's enterprise resource planning (ERP) systems and technical infrastructure. This effort was completed in October 1998. The Company is now in the process of remediation, testing and implementation of Year 2000 compliant solutions for its manufacturing equipment, telecommunications, facilities and some minor business systems. These processes are scheduled to be complete by September 1999.

Costs. Through February 28, 1999, approximately $609,000 has been expended on the Year 2000 project, including $481,000 expended during FY99. Additional Year 2000 expenses to be incurred have been estimated to total less than $200,000. However, there can be no assurance that the Company will not incur any unanticipated costs in completing its remediation for non-compliant manufacturing equipment.

Risks. The Company views its greatest area of exposure as being the degree of compliance of some of JM Ney's manufacturing equipment. There are machines that do not have blue prints, and information regarding the programmable logic controls is not always easy to obtain. These same machines do not have a mechanism to change the date, nor do they display or print a date. These same reasons could be a positive indicator to support the idea that they are not date-sensitive machines. JM Ney will be performing extensive tests on all manufacturing equipment during the second fiscal quarter of FY 2000. Other risks relate to the degree of readiness of the Company's vendors, suppliers, customers, and other third parties. Any failure by these parties to ensure the Year 2000 compliance could have an adverse effect on the Company's position.

     Contingency.   The  Company  will  continue  to  develop  its   contingency
strategies for every area. Special attention will be paid to the manufacturing and third party disciplines.

During the first quarter of FY2000, the Company has been evaluating the responses from its single-source and critical suppliers, and will be requesting updates from these suppliers as the year progresses. Additional or second sources will be identified for those suppliers who fail to provide sufficient Year 2000 information or who are not compliant by September 1999.

Based upon a comprehensive review of exposure areas, the Company believes that manufacturing and other operational and administrative activities will not be at significant risk due to the Year 2000 problem.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.

The Company and JM Ney are exposed to market risk from changes in equity security prices, certain commodity prices, interest rates and from factors that impact equity investment in Russia, the Ukraine and Poland.

Equity Securities Risk
At February 28, 1999, the Company owned a portfolio of savings bank stock with a market value of $5,362,000. The Company has pledged this portfolio to secure short-term borrowings of $1,392,000. A decline in the value of these securities, in addition to reducing working capital could cause the Company to sell securities or use other sources of funds to reduce the margin loan.

Foreign Investment Risk
The Company has a trading portfolio of Russian, Ukraine and Polish investments with a net reported value of $558,000 and longer term Russian investments with a reported value of $206,000. In addition, JM Ney has an investment in a Russian bond fund with a reported value of $98,000. The realizable value of these investments, particularly Russian components, is subject to currency fluctuations, illiquid markets and political risks. The Company has no derivative financials instruments to hedge the risks associated with these investments.

Commodity Price Risk
JM Ney utilizes significant amounts of precious metals in the products it manufactures and sells. Significant increases in the market value of these metals, palladium, gold and platinum, in particular, may impact the demand for its products. JM Ney generally adjusts the selling prices of its products if market prices change significantly, or it hedges fixed selling price programs. Accordingly, while a change in precious metals prices may impact cost of sales, such impact is generally met with an approximately equivalent charge in sales, so that the impact on earnings is minimal or not present. Significant fluctuations and volatility in precious metal price creates risk that purchases of precious metals may not be efficiently coordinated with sales. While JM Ney believes it has the programs in place to limit this risk, there can be no assurance that volatility in price does not result in intended profits or losses. Also, while increases or decreases in precious metal prices impact the economic value of JM Ney's inventory, such changes are generally reflected with a corresponding change in the LIFO reserve and do not affect the net reported value of its inventory.

Interest Rate Risk
JM Ney has a revolving line of credit which bears interest at floating rates as described in Note 8 to the Company's consolidated financial statements. In addition, the Company has short-term borrowings in the form of a margin loan. Neither the Company nor JM Ney hedges its interest rate risk, including the note associated with precious metal consignment arrangements which are tied to precious metal leasing.

A 1% change in interest rates would impact the Company's interest cost of its short-term borrowings by approximately $15,000. During most of FY99, JM Ney did not have outstanding cash borrowings on its revolving line of credit, thus a 1% change in interest rates would have a minimal impact on reported interest expense. Most of JM Ney's usage of its credit line is in the form of consignment borrowings of precious metals, much of which hedge precious metals inventory represented by scrap metal of its refining operations. A 1% change in precious metal leasing rates would impact JM Ney's interest cost by approximately $20,000, much of which would be offset by changes in market risk surcharges to US refining customers. Such leasing costs are also impacted by charges in the market prices for the precious metals being leased. During FY99 the leasing rates and market prices for palladium fluctuated significantly. Leasing costs ranged from a high of 210% per annum to a low of 9.5%, with an unweighted average of approximately 40%. Market prices for palladium contacts ranged from $242 per troy ounce to $397 per troy ounce. As a result, daily lease costs for palladium ranged from approximately $2.16 per ounce to approximately $0.10 per ounce.

The Company passed these metal fluctuations and market sensitive lease costs to US refining customers, in the form of charges that are included in Other Income. Accordingly, the net impact of such fluctuations is estimated to not be material to the Company's consolidated results of operations. Due to the interest risk of financing and managing precious metals inventory, there can be no assurance that changes in either or both precious metals prices or leasing rates will not have a material impact on future results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following table summarizes certain financial data with respect to the Company and is qualified in its entirety by the Company's Consolidated Financial Statements contained in this Item (amounts in thousands, except per share data).

Selected Quarterly Financial Data

1999 Quarterly Financial Data                         May 31          August 31             November 30     February 28
-------------------------------------------------- ------------------ ------------------ ------------------ ------------------

Net sales and revenues from continuing
 operations                                           $7,831            $1,116              $7,842               $6,811
Gross profit                                           2,515             2,086               2,215                1,767
Income (loss) from continuing operations                  53            (3,351)                611                 (277)
Net income (loss)                                         53            (3,351)                611                 (393)
Income (loss) applicable to common shares                (50)           (3,447)                515                 (483)
-------------------------------------------------- ------------------ ------------------ ------------------ ------------------
Earnings (Loss) Per Common Share1:
Continuing operations                                     (.03)           (1.77)               .27               (.25)
Net income (loss)                                         (.03)           (1.77)               .27               (.25)
-------------------------------------------------- ------------------ ------------------ ------------------ ------------------

1998 Quarterly Financial Data                         May 31          August 31             November 30     February 28
-------------------------------------------------- ------------------ ------------------ ------------------ ------------------
Net sales and revenues from continuing
 operations                                           $6,338            $9,346               $6,396              $6,788
Gross profit                                           2,073             1,938                2,226               2,120
Income (loss) from continuing operations                 217             2,088                 (283)               (252)
Net income (loss)                                        267             2,111                 (183)                 17
Income (loss) applicable to common shares                141             2,040                 (305)               (104)
-------------------------------------------------- ------------------ ------------------ ------------------ ------------------
Earnings (Loss) Per Common Share1:
Continuing operations                                     .05               .78                (.21)                (.19)
Net income (loss)                                         .07               .79                (.16)                (.05)
-------------------------------------------------- ------------------ ------------------ ------------------ ------------------

1 The sum of earnings per share for the four quarters may not equal earnings per share for the total year due to certain items in the diluted earnings per share calculation for an individual quarter that were anti-dilutive for the total year.


ANDERSEN GROUP, INC.
Consolidated Balance Sheets
February 28, 1999 and 1998
(in thousands, except share data)
                                                                                1999                      1998
------------------------------------------------------------------------- ----------------------- ----------------------- ----------

Assets
Current assets:
Cash and cash equivalents                                                    $ 2,541                   $ 2,516
Marketable securities                                                          6,014                     9,001
Receivable from sale of subsidiary                                                 -                     3,521
Accounts and other receivables, less allowance for doubtful
accounts of $110 in 1999, and $130 in 1998                                     4,098                     3,870
Inventories                                                                    7,821                     8,076
Prepaid expenses and other current assets                                        100                       142
------------------------------------------------------------------------- ----------------------- ----------------------- ----------
Total current assets                                                          20,574                    27,126
Property, plant and equipment, net                                             9,305                     9,443
Prepaid pension expense                                                        5,033                     4,665
Investments                                                                      206                     1,815
Other assets                                                                   2,001                     1,722
------------------------------------------------------------------------- ----------------------- ----------------------- ----------
                                                                             $37,119                   $44,771
------------------------------------------------------------------------- ----------------------- ----------------------- ----------
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt                                        $    443                  $    595
Short-term borrowings                                                          2,356                     2,183
Accounts payable                                                                 659                       951
Accrued liabilities                                                            1,501                     3,352
Deferred income taxes                                                            582                     1,286
------------------------------------------------------------------------- ----------------------- ----------------------- ----------
Total current liabilities                                                      5,541                     8,367
Long-term debt, less current maturities                                        3,729                     4,459
Subordinated note payable, net of unamortized discount                         7,329                     7,300
Other long-term obligations                                                    1,902                     1,888
Deferred income taxes                                                          2,189                     2,561
------------------------------------------------------------------------- ----------------------- ----------------------- ----------
Total liabilities                                                             20,690                    24,575
------------------------------------------------------------------------- ----------------------- ----------------------- ----------
Commitments and contingencies (Notes 18 and 21)
Stockholders' equity:
Cumulative convertible preferred stock, no par value;
  authorized 800,000 shares, outstanding 256,416 shares                        4,769                     4,769
Common stock, $.01 par value in 1999, no par value in 1998;
  authorized 6,000,000 shares, issued 1,958,478 shares in 1999
  and 1998                                                                        20                     2,103
Treasury stock, at cost, 30,549 shares in 1999, and 21,800
   shares in 1998                                                               (142)                      (82)
Receivable from officer                                                         (250)                        -
Additional paid-in capital                                                     5,339                     3,248
Retained earnings                                                              6,693                    10,158
------------------------------------------------------------------------- ----------------------- ----------------------- ----------
------------------------------------------------------------------------- ----------------------- ----------------------- ----------
Total stockholders' equity                                                    16,429                    20,196
------------------------------------------------------------------------- ----------------------- ----------------------- ----------
                                                                             $37,119                   $44,771
------------------------------------------------------------------------- ----------------------- ----------------------- ----------
See accompanying notes to consolidated financial statements.




ANDERSEN GROUP, INC.
Consolidated Statements of Operations
Years ended February 28, 1999, 1998 and 1997
 (in thousands, except per share data)


                                                                             1999                  1998                 1997
------------------------------------------------------- -------------------------- ----------------------- --------------------
Revenues:
Net sales                                                            $26,838                 $25,397                 $20,643
Investment income (loss) and other income                             (3,238)                  3,471                    (142)
------------------------------------------------------- -------------------------- ----------------------- --------------------
                                                                      23,600                  28,868                  20,501
------------------------------------------------------- -------------------------- ----------------------- --------------------
Costs and expenses:
Cost of sales                                                         18,255                  17,040                  13,259
Selling, general and administrative                                    6,170                   6,260                   5,772
Research and development                                               1,888                   1,444                   1,228
Interest expense                                                       1,735                   1,163                     790
------------------------------------------------------- -------------------------- ----------------------- --------------------
                                                                      28,048                  25,907                  21,049
------------------------------------------------------- -------------------------- ----------------------- --------------------
(Loss) income  from continuing operations
  before income taxes                                                 (4,448)                  2,961                    (548)
Income tax (benefit) expense                                          (1,484)                  1,191                    (882)
------------------------------------------------------- -------------------------- ----------------------- --------------------
(Loss) income  from continuing operations                             (2,964)                  1,770                     334
Income (loss) from discontinued Ultrasonics
  segment, net of income taxes (benefit) of
  $221 and ($22), respectively                                             -                     345                     (35)
(Loss) gain on sale of discontinued Ultrasonics
segment, net of income taxes (benefit) of
  ($71) and $84, respectively                                           (116)                     97                       -
------------------------------------------------------- -------------------------- ----------------------- --------------------
Net (loss) income                                                     (3,080)                  2,212                     299
Preferred dividends                                                     (385)                   (477)                   (411)
Reversal of preferred dividends                                            -                      37                     134
------------------------------------------------------- -------------------------- ----------------------- --------------------
(Loss) income applicable to common
  shareholders                                                       $(3,465)                $ 1,772                $     22
------------------------------------------------------- -------------------------- ----------------------- --------------------
Earnings (loss) per common share:
BASIC
  Continuing operations                                             $ (1.74)               $      .69              $    .03
  Discontinued operations                                                 -                       .18                  (.02)
  (Loss) gain on sale of discontinued segment                          (.06)                      .05                     -
------------------------------------------------------- -------------------------- ----------------------- --------------------
  (Loss) income per common share, basic                             $ (1.80)               $      .92              $    .01
------------------------------------------------------- -------------------------- ----------------------- --------------------
DILUTED
  Continuing operations                                             $ (1.74)               $      .68              $    .03
  Discontinued operations                                                 -                       .18                  (.02)
  (Loss) gain on sale of discontinued segment                          (.06)                      .05
                                                                                                           -
------------------------------------------------------- -------------------------- ----------------------- --------------------
  (Loss) income per common share, diluted                           $ (1.80)               $      .91              $    .01
------------------------------------------------------- -------------------------- ----------------------- --------------------
See accompanying notes to consolidated financial statements.





ANDERSEN GROUP, INC.
Consolidated  Statements of Changes in Stockholders' Equity Years ended February
28, 1999, 1998 and 1997
 (in thousands, except share data)



                                                     1999                              1998                              1997
                                         Outstanding                      Outstanding                        Outstanding
                                               Shares     Amount              Shares         Amount             Shares        Amount
---------------------------------------- -------------- ----------------- --------------- ------------------ ------------- ---------
Preferred Stock
Beginning balance                          256,416      $  4,769                   -              -                  -             -
Reclassification due to removal of
  redemption provisions of preferred                                         256,416       $  4,769                  -            -
stock
---------------------------------------- -------------- ----------------- --------------- ------------------ ------------- ---------
                                           256,416      $  4,769             256,416       $  4,769                  -            -
---------------------------------------- -------------- ----------------- --------------- ------------------ ------------- ---------
Common Stock
 Beginning balance                       1,958,478      $  2,103           1,958,478       $  2,103          1,958,205     $  2,103
 Shares issued from prior                                                                                                         -
   conversion of preferred stock                                                   -              -                273
 Adjustment to reflect redomestication
and                                                       (2,083)                  -              -                  -            -
    new par value for common shares
---------------------------------------- -------------- ----------------- --------------- ------------------ ------------- ---------
                                         1,958,478      $       20         1,958,478       $  2,103          1,958,478     $  2,103
---------------------------------------- -------------- ----------------- --------------- ------------------ ------------- ---------
Additional Paid-in Capital
Beginning balance                                       $  3,248                           $  3,248                         $  3,248
Adjustment to reflect redomestication
and                                                        2,083                                  -                               -
   new par value for common shares
Net gain on issuances of treasury                              8                                  -                               -
shares
---------------------------------------- -------------- ----------------- --------------- ------------------ ------------- ---------
                                                        $  5,339                           $  3,248                        $  3,248
---------------------------------------- -------------- ----------------- --------------- ------------------ ------------- ---------
Retained Earnings
 Beginning balance                                       $10,158                           $  8,386                        $  8,364
 Net (loss) income                                        (3,080)                             2,212
                                                                                                                                299
 Preferred stock dividends and
   accretion                                                (385)                              (477)
                                                                                                                               (411)
 Reversal of preferred dividends and
   accretion                                                   -                                 37
                                                                                                                                134
---------------------------------------- -------------- ----------------- --------------- ------------------ ------------- ---------
                                                        $  6,693                            $10,158                        $  8,386
---------------------------------------- -------------- ----------------- --------------- ------------------ -------------  --------
Receivable from Officer
 Beginning balance                                             -                                  -                                -
 Receivable pursuant to officer's
purchase                                                $ (   250)                                -                                -
    of common stock
---------------------------------------- -------------- ----------------- --------------- ------------------ ----------------- -----
                                                        $ (   250)                                -                                -
---------------------------------------- -------------- ----------------- --------------- ------------------ ------------- ---------
Treasury Stock
 Beginning balance                          21,800        $      (82)         24,000       $      (90)          24,000         $
                                                                                                                                (90)
 Shares issued                             (20,772)                78         (2,200)             8                  -             -
 Shares issued  to officer                 (62,500)          250
 Treasury shares purchased                  92,021          (388)                  -              -                  -             -
---------------------------------------- -------------- ----------------- --------------- ------------------ ------------- ---------
                                            30,549      $    (142)            21,800      $      (82)           24,000         $
                                                                                                                                (90)
---------------------------------------- -------------- ----------------- --------------- ------------------ ------------- ---------
---------------------------------------- -------------- ----------------- --------------- ------------------ ------------- ---------
Total stockholders' equity                               $16,429                            $20,196                          $13,647
---------------------------------------- -------------- ----------------- --------------- ------------------ ------------- ---------
See accompanying notes to consolidated financial statements.



ANDERSEN GROUP, INC.
Consolidated Statements of Cash Flows
Years ended February 28, 1999, 1998 and 1997
(in thousands)


                                                                          1999                  1998                 1997
-------------------------------------------------------------------- ---------------------- -------------------- -------------------
Cash flows from operating activities:
Net (loss) income                                                       $(3,080)              $ 2,212              $   299
Adjustments  to  reconcile  net  (loss)  income  to net cash  used in  operating activities:
Depreciation, amortization and accretion                                  1,434                 1,480                1,419
Deferred income taxes                                                    (1,076)                1,016                   67
Loss (gain) on sale of Ney Ultrasonics                                      116                   (97)                   -
Losses (gains) from securities and investments                            4,547                (2,619)               1,149
Purchases of securities                                                  (1,836)               (2,218)              (1,625)
Proceeds from sales of securities                                         1,885                 1,230                  526
Pension income                                                             (368)                 (391)                (247)
(Gain) loss on disposal of property, plant and equipment                    (25)                    -                   58
Investment in Digital GraphiX                                                 -                     -                  (87)
Changes in  operating  assets and  liabilities,  net of changes from sale of Ney
Ultrasonics in 1998:
Accounts and other receivables                                             (228)               (2,048)               1,564
Inventories                                                                 255                  (386)                (428)
Prepaid expenses and other assets                                            57                   (97)                (339)
Accounts payable                                                           (292)                  507               (1,799)
Accrued liabilities and other long-term obligations                      (1,273)               (1,105)                (930)
-------------------------------------------------------------------- ---------------------- -------------------- -------------------
  Net cash provided by (used in) operating activities                       116                (2,516)                (373)
-------------------------------------------------------------------- ---------------------- -------------------- -------------------
Cash flows from investing activities:
Proceeds from sale of Ultrasonics segment                                 2,800                     -                    -
Proceeds from sale of property, plant and equipment                         223                     -                    4
Purchase of property, plant and equipment                                (1,702)               (1,740)              (1,191)
Purchase of investments                                                       -                (1,225)                   -
Proceeds from collection of investments                                       -                 1,542                    -
-------------------------------------------------------------------- ---------------------- -------------------- -------------------
  Net cash provided by (used in) investing activities                     1,321                (1,423)              (1,187)
-------------------------------------------------------------------- ---------------------- -------------------- -------------------
Cash flows from financing activities:
Principal payments on long-term debt                                       (882)               (2,760)              (1,250)
Proceeds from issuance of subordinated debt                                   -                 7,500                    -
Redemptions of preferred stock                                                -                  (160)                (392)
Proceeds (payment) of short-term borrowings, net                            173                  (122)               2,305
Stock options exercised                                                      50                     -                    -
Treasury shares purchased, net                                             (352)                    -                    -
Preferred dividends paid                                                   (401)               (1,222)                   -
-------------------------------------------------------------------- ---------------------- -------------------- ---------------
 Net cash (used in) provided by financing activities                     (1,412)                3,236                  663
-------------------------------------------------------------------- ---------------------- -------------------- ---------------
 Net increase (decrease) in cash and cash equivalents                        25                  (703)                (897)
 Cash and cash equivalents, beginning of year                             2,516                 3,219                4,116
-------------------------------------------------------------------- ---------------------- -------------------- ---------------
 Cash and cash equivalents, end of year                                 $ 2,541              $  2,516             $  3,219
-------------------------------------------------------------------- ---------------------- -------------------- ---------------
See accompanying notes to consolidated financial statements.


Andersen Group, Inc.
Notes to Consolidated Financial Statements
Years ended February 28, 1999, 1998 and 1997

(1)    Nature of Business

Andersen Group, Inc. (the Company) is a diversified holding company which invests in both marketable and illiquid securities of domestic and foreign-based companies. It also owns a consolidated subsidiary, The J.M. Ney Company (JM
Ney), which manufactures electronic connectors, components and precious metal materials for sale to the automotive, defense, semiconductor and medical and dental markets.

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

Marketable Securities

The Company's marketable securities are carried as trading securities at market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The Company has established a valuation allowance to provide for volatility and liquidity concerns relating to its investments in Russia and other Eastern European countries. Any changes in the valuation of the portfolio are reflected in the accompanying Consolidated Statements of Operations.

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


Property, Plant and Equipment

Property, plant and equipment, including capital leases, are stated at cost and depreciated using the straight-line method over the estimated useful life of the respective assets, as follows:

       Buildings and improvements                                   10-50 years
       Machinery and equipment                                       5-10 years
       Furniture and fixtures                                        3-10 years

Unamortized Discounts

Unamortized discounts on subordinated notes payable are accreted using the effective interest method.

Income Taxes

Income taxes are determined using the asset and liability approach. This method gives consideration to the future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates.

Earnings Per Share

In accordance with Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" (SFAS 128), basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities. See Note 14 for additional information and a reconciliation of the basic and diluted earnings per share computations.

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

Financial Statement Presentation

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements in order to conform with the FY99 presentation.



(3)      Marketable Securities

Marketable securities consist of the following (in thousands):


                                                                 February 28, 1999            February 28, 1998
--------------------------------------------------------------- ------------------------- -------------------------- --
Common stock of savings banks                                          $5,362                       $5,611
FM Emerging Russia Fund                                                   294                        2,422
Portfolio of Ukraine stocks                                               108                          314
Common stock of Bank Handlowey                                            217                          348
Renaissance Russia Bond Fund                                               98                            -
Valuation reserve - foreign investments                                   (65)                        (617)
Common stock of Centennial Cellular                                         -                          430
Municipal bonds                                                             -                          493
--------------------------------------------------------------- ------------------------- -------------------------- --
                                                                       $6,014                       $9,001
--------------------------------------------------------------- ------------------------- -------------------------- --



(4)    Inventories

Inventories consist of the following (in thousands):


                                                                  February 28, 1999         February 28, 1998
  --------------------------------------------------------------- ------------------------- ---------------------------
  Raw material                                                          $ 3,498                    $ 2,989
  Work in process                                                         4,661                      6,509
  Finished goods                                                          2,710                        657
  ------------------------------------------------------------ ------------------------- ---------------------------
                                                                         10,869                     10,155
  Less LIFO Reserve                                                       3,048                      2,079
  ------------------------------------------------------------ ------------------------- ---------------------------
                                                                        $ 7,821                    $ 8,076
  ------------------------------------------------------------ ------------------------- ---------------------------

At February 28, 1999 and 1998, inventories valued at LIFO cost comprised 76% and 79% of total inventories, respectively. At February 28, 1999, inventories valued at LIFO consisted of 9,565 troy ounces of gold, 11,817 troy ounces of silver, 3,396 troy ounces of platinum and 14,086 troy ounces of palladium. Such quantities of precious metals are net of 400 ounces of palladium held by the Company's primary operating subsidiary, JM Ney, subject to leasing arrangements with the precious metals division of JM Ney's primary bank.

(5)    Discontinued Operations

Ney Ultrasonics Inc.

Effective February 28, 1998, the Company sold the net assets of Ney Ultrasonics Inc. for an amount which at February 28, 1998 was estimated to be approximately $3,521,000. As a result, during FY98 the Company recorded a gain of $97,000, net of expenses relating to the transaction and net of income taxes of $84,000. During FY99, the Company and the purchaser of the business reached a settlement agreement to resolve disputes relating to the determination of the purchase price. Under this settlement, the Company received $400,000 of additional consideration beyond the $2,400,000 it had received at closing. This settlement, net of expenses incurred in excess of previous accruals, resulted in a current year loss of $187,000 before related tax benefits. The Company also expects to receive additional consideration, which is contingent on the growth of the sales of products and technology transferred as part of the sale.

Ney Ultrasonics' results of operations have been presented as discontinued operations. Revenue from the segment totaled approximately $5,713,000 and $3,874,000 in FY98 and FY97, respectively.

(6)    Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

                                                        February 28, 1999                  February 28, 1998
------------------------------------------------------- ---------------------------- ------------------------------
Land and improvements                                           $ 1,056                         $ 1,056
Buildings and improvements                                        9,308                           9,392
Machinery and equipment                                          11,494                          10,539
Furniture and fixtures                                              873                             867
------------------------------------------------------- ---------------------------- ------------------------------
                                                                 22,731                          21,854
Less accumulated depreciation and
  amortization                                                   13,426                          12,411
------------------------------------------------------- ---------------------------- ------------------------------
                                                                $ 9,305                         $ 9,443
------------------------------------------------------- ---------------------------- ------------------------------

Depreciation and amortization expense was $1,350,000, $1,405,000 and $1,393,000 in FY99, FY98 and FY97, respectively.

At February 28, 1999 and 1998, property, plant and equipment includes $579,000 and $1,146,000, respectively, of machinery and equipment acquired under capital leases, which expire through FY02, with related accumulated amortization of $268,000 and $728,000, respectively.

(7)      Investments

Investments consist of the following (in thousands):
                                            February 28, 1999  February 28, 1998
------------------------------------------ ------------------- -----------------
Investment in Institute for Automated
Systems                                     $   84                   $    835
Investment in VSMPO                            122                        980
------------------------------------------ ------------------- -----------------
                                           $   206                   $  1,815
------------------------------------------ ------------------- -----------------

At February 28, 1999, the Company had an investment with a cost basis of $835,000 in a joint venture, which has an equity investment in the Institute for Automated Systems, a Russian telecommunications company that has plans to develop a data transmission network throughout Russia. Two of the Company's directors are among a group of investors in this joint venture.

During FY98, the Company invested approximately $1,225,000 in the common stock of AVISMA, a Russian titanium producer which was subsequently merged into VSMPO, a Russian titanium processing company. Three of the Company's directors and an investment fund controlled by one of these directors are also investors in VSMPO.

These two investments, which the Company intends to hold long term and are recorded using the cost basis method of accounting, were written down in value during FY99 to reflect other than temporary impairments in their values due to significant declines in the market values of Russian securities.

(8)      Short-term Borrowings

J.M. Ney has a $6.0 million revolving credit and deferred payment sales agreement with a commercial bank. At February 28, 1999, $964,000 was outstanding. The facility is secured by substantially all of JM Ney's assets. At JM Ney's discretion, interest is charged at the bank's prime rate, which was 7.75% and 8.5% at February 28, 1999 and 1998, respectively, or at LIBOR plus 1.75% if the borrowing is fixed for a period of time, or at 1.75% over the bank's precious metals leasing rate if the borrowing is represented by deferred payment purchases of precious metals. A fee of 0.25% is charged on the unused balance of the facility. This agreement includes restrictive covenants that limit the amount of dividends and distributions from JM Ney to the Company and which require JM Ney to maintain a specified amount of stockholders' equity. At February 28, 1999 the amount of net assets which JM Ney was restricted from distributing to the Company totaled approximately $11,125,000.

In addition, at February 28, 1999, the Company had a $1,392,000 demand loan, which was secured by a portion of the Company's portfolio of marketable securities. Interest on this borrowing was charged at a floating rate, which was 5.8% at February 28, 1999.

(9)    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):







                                                   February 28, 1999                   February 28, 1998
---------------------------------------- ------------------------------------ -------------------------------------

Employee compensation                                   $   430                            $    449
Accrued dividends                                            96                                 112
Income taxes                                                  -                                 201
Accrued interest                                            276                                 314
Deferred hedging gains                                      165                                 346
Other                                                       534                               1,930
---------------------------------------- ------------------------------------ -------------------------------------
                                                        $ 1,501                             $ 3,352
---------------------------------------- ------------------------------------ -------------------------------------


(10)   Long-term Debt and Subordinated Notes Payable

Long-term debt and subordinated notes payable consist of the following (in thousands):


                                                                              February               February
                                                                              28, 1999               28, 1998
---------------------------------------------------------------------- ---------------------- ---------------------- --

Convertible  subordinated  debentures,  due  October  2007;  interest  at 10.5%, payable semi-annually; annual principal payments in varying amounts
  through maturity; unsecured                                                    $ 3,759                 $ 4,311
Subordinated note payable of JM Ney due
  December 2004; unsecured; quarterly interest
  payments at 10.26%                                                               7,500                   7,500
Other                                                                                413                     743
---------------------------------------------------------------------- ---------------------- ---------------------- --
                                                                                  11,672                  12,554
Less unamortized discount on subordinated
  note payable                                                                       171                     200
---------------------------------------------------------------------- ---------------------- ---------------------- --
                                                                                  11,501                  12,354
Less current maturities                                                              443                     595
---------------------------------------------------------------------- ---------------------- ---------------------- --
                                                                                 $11,058                 $11,759
---------------------------------------------------------------------- ---------------------- ---------------------- --

The terms of the 2007 convertible subordinated debentures call for the annual redemption of approximately $431,000 of principal. The debentures are convertible into common stock of the Company at any time prior to maturity, unless previously redeemed, at $16.17 per share, subject to adjustment under certain conditions. At February 28, 1999, 232,468 shares of common stock were reserved for conversion.

In connection with the issuance of the subordinated note payable, JM Ney issued warrants to the lender to acquire 34,000 shares of its common stock at an exercise price of $1.00 per share, and 6,000 warrants with an exercise price of $10.00 per share. The value of these warrants is being amortized over the life of the note. The lender has an option to put these warrants back to JM Ney at the earlier of December 2002 or the date of an initial public offering of JM Ney's Common Stock on terms as defined in the agreement.

Maturities of long-term debt for each of the next five fiscal years and thereafter are as follows (in thousands):

                                 2000                    $      443
                                 2001                           538
                                 2002                           543
                                 2003                           439
                                 2004                           440
                              Thereafter                      9,269
                                                           $ 11,672

(11)   Income Taxes

For FY99, FY98 and FY97, income tax expense (benefit)  consists of the following
(in thousands):



                                                                 1999              1998                   1997
--------------------------------------------------------- ------------------- -------------------- ---------------------
Current Federal                                             $    (377)          $    350              $   (410)
Current State                                                    (102)               130                  (561)
Deferred Federal                                                 (977)               940                    62
Deferred State                                                    (99)                76                     5
--------------------------------------------------------- ------------------- -------------------- ---------------------
                                                             $ (1,555)           $ 1,496              $   (904)
--------------------------------------------------------- ------------------- -------------------- ---------------------

The difference between the actual income tax (benefit) expense and the income tax (benefit) expense computed by applying the statutory Federal income tax rate of 34% to income (loss) before taxes is attributable to the following (in thousands):




                                                                   1999               1998                   1997
--------------------------------------------------------- ----------------- ----------------------- ---------------------

Income tax (benefit) expense                                  $ (1,576)              $ 1,261               $ (206)
State income taxes, net of Federal benefit                        (132)                  206                  107
Change in enacted tax rates                                          -                     -                 (264)
Adjustment of accrual for prior years' taxes                         -                     -                 (546)
Other                                                              153                    29                    5
--------------------------------------------------------- ----------------- ----------------------- ---------------------
                                                              $ (1,555)              $ 1,496               $ (904)
--------------------------------------------------------- ----------------- ----------------------- ---------------------

During FY97, the Company settled a state income tax audit covering FY89 through FY96. This settlement is the primary reason for the $546,000 benefit adjustment of accrual for prior years' taxes reported in the above reconciliation.

The principal components of the net deferred tax asset (liability) as of February 28, 1999 and 1998 are as follows (in thousands):

                                                                              1999                     1998
                                                                        -----------              ----------
Deferred tax liabilities:
Fixed asset basis differences                                            $ (1,273)                $ (1,229)
Inventory                                                                  (1,314)                  (1,486)
Pension                                                                    (1,940)                  (1,726)
Unrealized gains on marketable securities, net                                  -                     (470)
Installment sale                                                                -                      (30)
---------------------------------------------------------------- -------------------------- --------------------------
Total deferred tax liabilities                                             (4,527)                  (4,941)
---------------------------------------------------------------- -------------------------- --------------------------
Deferred tax assets:
Post-retirement benefits other than pensions                                   406                      395
Unrealized losses on marketable securities, net                                361                        -
Allowance for uncollectible receivables                                         42                       48
Federal credit carry-forwards                                                  618                      337
Other                                                                          329                      314
---------------------------------------------------------------- -------------------------- --------------------------
Total deferred tax assets                                                    1,756                    1,094
---------------------------------------------------------------- -------------------------- --------------------------
Net deferred tax liabilities                                              $ (2,771)                $ (3,847)
---------------------------------------------------------------- -------------------------- --------------------------


At February 28, 1999 and 1998 the Company recorded no valuation allowance. The Company believes that it is more likely than not that the sale of certain assets, investment securities and certain real property, will generate sufficient income to fully utilize its deferred tax assets. At February 28, 1999, the Company had $618,000 of Federal credit carry-forwards, $172,000 of which were attributable to the alternative minimum tax that have no expiration date. The remaining credits, totaling $446,000, expire from 2000 through 2002.

(12)   Series A Cumulative Convertible Preferred Stock

During February 1998, the Company amended its Certificate of Incorporation to modify the terms of the Company's Series A Preferred Stock (Preferred Stock) to provide for a fixed annual dividend rate of $1.50 per preferred share and to eliminate the mandatory redemption feature of the Preferred Stock. Prior to this modification, quarterly dividend payments, ranging from $.1875 to $.4375 per share, were accrued based upon the operating income of JM Ney, as defined. Approximately $1.69 and $1.24 per preferred share of dividends were accrued during FY98 and FY97, respectively.

During FY98 and FY97, the Company purchased 8,776 and 24,283 shares, respectively, of its Preferred Stock at $18.25 per share in FY98, and at $16.15 per share in FY97. As a result of the purchases, the Company reversed accrued dividends and accreted discounts of $37,000 and $134,000 in FY98 and FY97, respectively.

During FY98 and FY97 approximately $40,000 and $58,000; respectively, of the accretion of a discount were recorded as part of the preferred dividend requirement.

The preferred shares are convertible into the Company's common stock at any time at a rate of 1.935 shares of common stock for each preferred share. At February 28, 1999, 496,165 shares of common stock have been reserved for conversion.

(13)     Common Stock

During FY99, the Company's shareholders approved a change of the Company's state of incorporation from Connecticut to Delaware. Among the impacts of this change in domicile was the change from a no par value common stock to common stock with a par value of $.01 per share. Accordingly, the accompanying financial statements reflect the adjustment of the par value of the common stock for issued and outstanding shares with a corresponding adjustment to the value of additional paid-in capital.

(14)     Earnings Per Share

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):


                                                                       1999                 1998             1997
---------------------------------------------------------------- ------------------ ------------------ ----------------
Numerator for basic and diluted earnings per share:
(Loss) income applicable to common shareholders                      $(3,465)            $ 1,772           $    22
---------------------------------------------------------------- ------------------ ------------------ ----------------
Denominator for basic earnings per share:
Weighted average shares                                                1,928               1,935             1,934
Effect of dilutive securities - stock options                              -                  18                 -
---------------------------------------------------------------- ------------------ ------------------ ----------------
Denominator for diluted earnings per share                             1,928               1,953             1,934
---------------------------------------------------------------- ------------------ ------------------ ----------------
Basic earnings per share                                           $  (1.80)             $    .92          $   .01
Diluted earnings per share                                         $  (1.80)             $    .91          $   .01
---------------------------------------------------------------- ------------------ ------------------ ----------------

For each of FY99, FY98 and FY97, the effects of the conversion of Preferred Stock or the 10 1/2% Debentures have been excluded because the impacts of such conversions would have been antidilutive.

(15)   Stock Option Plans

The Company's and JM Ney's incentive stock option plans provide for option grants to directors and key employees at prices equal to at least 100% of the stock's fair market value at date of grant. The per share weighted average fair value of stock options granted during FY99, FY98 and FY97 under these plans were $4.06, $6.22 and $3.90, respectively, using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%; risk-free interest rates of 6.0%, 6.5%, and 6.5%; expected life of five to seven years; and expected volatility of 33.3%.

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans, including the JM Ney plan, been determined based on the fair value on the grant date for awards during FY99, FY98 and FY97 consistent with the provisions of SFAS No. 123, the Company's net earnings applicable to common shares, and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share data):


                                                                             1999             1998          1997
(Loss) income applicable to common shareholders:
As reported                                                               $(3,465)         $ 1,772       $    22
 Pro forma                                                                $(3,695)         $ 1,581       $   (68)
(Loss) earnings per share - diluted:
 As reported                                                             $  (1.80)       $   .91        $    .01
 Pro forma                                                               $  (1.92)       $   .81         $  (.03)

The Company reserved 139,000 shares of common stock for the exercise of stock options. At February 28, 1999, the Company had 43,100 options available for issuance under the plan. JM Ney has reserved 150,000 shares of its common stock for the exercise of stock options, of which 7,200 were available for issuance at February 28, 1999.

Activity under the Company's plan, which includes an expired plan, but excluding J.M. Ney's plan, was as follows:


                                                Number               Weighted Average                Range of
          Outstanding Options                  Of Shares              Exercise Price              Exercise Prices
----------------------------------------- -------------------- ------------------------------ ------------------------
Balance at February 29, 1996                     39,700                     $7.77                 $6.50 - $9.38
Granted                                          75,000                     $4.29                 $3.81 - $6.13
Canceled                                        (13,000)                    $7.50                 $3.81 - $9.38
----------------------------------------- -------------------- ------------------------------ ------------------------
Balance at February 28, 1997                    101,700                     $5.02                 $3.81 - $8.38
Exercised                                        (2,200)                    $3.81                 $3.81
Canceled                                        (20,300)                    $5.43                 $3.81 - $7.00
----------------------------------------- -------------------- ------------------------------ ------------------------
----------------------------------------- -------------------- ------------------------------ ------------------------
Balance at February 28, 1998                     79,200                     $5.02                 $3.81 - $8.38
Granted                                          37,000                     $6.30                 $6.25 - $6.44
Exercised                                       (10,700)                    $4.54                 $3.81 - $5.38
Canceled                                        (11,500)                    $6.76                 $3.81 - $7.50
----------------------------------------- -------------------- ------------------------------ ------------------------
----------------------------------------- -------------------- ------------------------------ ------------------------
Balance at February 28, 1999                     94,000                     $5.31                 $3.81 - $8.38
----------------------------------------- -------------------- ------------------------------ ------------------------


At February 28, 1999, the range of exercise prices and the weighted average remaining contractual life of the options was as follows:

                           Options Outstanding                                                      Options Exercisable
                                                              Weighted Average                         Weighted
  Range of Exercise                      Weighted Average        Remaining                              Average
       Prices               Number        Exercise Price      Contractual Life         Number       Exercise Price
                         Outstanding                                                Exercisable
---------------------- ----------------- ------------------ --------------------- ----------------- ----------------
  $8.38                       6,000            $8.38             2.3 years              6,000            $8.38
  $7.00 - $5.38              46,000            $6.27             8.2 years              9,000            $6.13
  $3.81                      42,000            $3.81             7.1 years             42,000            $3.81
---------------------- ----------------- ------------------ --------------------- ----------------- ----------------
                             94,000            $5.31             7.3 years             57,000            $4.66
---------------------- ----------------- ------------------ --------------------- ----------------- ----------------

Also, during FY99, FY98 and FY97, options to purchase 4,250, 16,800 and 130,000 shares of JM Ney, at average exercise prices of $11.47, $10.86 and $10.00 per share, respectively, were issued. During FY99 and FY98, options to acquire 7,750 and 500 shares, respectively, of JM Ney at $10.00 per share were forfeited. At February 28, 1999, 87,974 of the 142,800 total outstanding JM Ney options were exercisable. At February 28, 1999, the Company owned all 850,000 outstanding shares of JM Ney. There presently is no public market for JM Ney's common stock.

(16)   Retirement Plans

The Company maintains both noncontributory defined benefit and defined contribution plans, which collectively cover substantially all full-time employees. The defined contribution plans are funded annually through contributions in amounts that can be deducted for Federal income tax purposes. Benefits payable under all plans are based upon years of service and compensation levels.

The following table sets forth the changes in benefit obligations, changes in fair value of plan assets, funded status and net amount recognized in the Consolidated Balance Sheets (in thousands).


                                                                1999                1998                  1997
----------------------------------------------------- ---------------------- --------------------- -------------------
Changes in Benefit Obligations
Benefit obligation at beginning of year                        $10,212               $10,021             $10,062
Service cost                                                       240                   234                 253
Interest cost                                                      781                   736                 723
Experience loss                                                    842                   243                   -
Distributions                                                   (2,885)               (1,022)             (1,017)
Effect of curtailment                                              (64)                    -                   -
Effect of early retirement program
  settlement                                                       511                     -                   -
Effect of assumption changes                                     2,026                     -                   -
----------------------------------------------------- ---------------------- --------------------- -------------------
Benefit obligation end of year                                  11,663                10,212              10,021
----------------------------------------------------- ---------------------- --------------------- -------------------




Change in Fair Value of Plan
  Assets
Fair value of plan assets at beginning of
  year                                                          18,087                16,815              15,642
Actual return on assets                                           (672)                2,294               2,190
Benefits paid                                                   (2,885)               (1,022)             (1,017)
----------------------------------------------------- ---------------------- --------------------- -------------------
Fair value of plan assets at end of
  year                                                          14,530                18,087              16,815
----------------------------------------------------- ---------------------- --------------------- -------------------
Funded status                                                    2,867                 7,875               6,794
Unrecognized net actuarial loss (gain)                           2,277                (3,079)             (2,379)
Unrecognized past service cost                                    (111)                 (131)               (141)
----------------------------------------------------- ---------------------- --------------------- -------------------
Prepaid pension expense                                        $ 5,033               $ 4,665             $ 4,274
----------------------------------------------------- ---------------------- --------------------- -------------------

For FY99, FY98 and FY97, the projected benefit obligations and pension income were determined using the following assumptions:

                                                                 1999                1998                 1997
                                                                              -------------------- -------------------
--------------------------------------------------------- -------------------
Discount rate                                                    7.0%                7.5%                 7.5%
Future compensation growth rate                                  5.0%                5.5%                 5.5%
Long-term rate of return on plan assets                          8.0%                8.0%                 8.0%

Net pension income for the Company's funded defined benefit plan for FY99, FY98 and FY97 includes the following components (in thousands):

                                                                    1999                  1998               1997
------------------------------------------------------------- -------------------- ----------------- ------------------
Service cost of benefits accrued                                $    240             $     234           $    253
Interest cost on projected benefit obligations                       781                   736                723
Expected return on plan assets                                    (1,413)               (2,294)            (2,190)
Unrecognized net (loss) gain                                         (42)                  933                967
Effect of early retirement program                                   139                     -                  -
Effect of Ultrasonics curtailment                                    (73)                    -                  -
------------------------------------------------------------- -------------------- ----------------- ------------------
Pension (income)                                                $   (368)             $   (391)           $  (247)
------------------------------------------------------------- -------------------- ----------------- ------------------

Pension expense for all defined contribution plans totaled $189,000, $122,000 and $121,000 in FY99, FY98 and FY97, respectively.

(17)   Post-retirement Benefit Obligations

During FY93, the Company amended its retiree health care plan to include only those retirees currently in the plan and discontinued the benefit for current employees. The Company's cost of its unfunded retiree health care plan for FY99, FY98, and FY97 was approximately $18,000, $56,000, and $53,000, respectively, including interest. At February 28, 1999 and 1998, the accumulated benefit obligation for post-retirement benefits was approximately $769,000 and $803,000, respectively. At February 28, 1999, 31 retirees were receiving benefits under this plan. The accumulated benefit obligation was determined using the unit credit method and assumed discount rates of 7.25% at February 28, 1999, 1998 and 1997. At February 28, 1999, 1998 and 1997, the accumulated benefit obligation was compiled using assumed health care cost trend rates of 8%, 9% and 10%, respectively, gradually declining to 6% for the remainder of the projected payout period of the benefits.

The estimated effect on the present value of the accumulated benefit obligation at March 1, 1999 of a 1% increase each year in the health care cost trend rate used would result in an estimated increase of approximately $3,000 in the service and interest cost, and approximately $43,000 in the accumulated benefit obligation. A 1% decrease each year in the health care trend rate would result in a decrease of approximately $3,000 in the service and interest costs, and a decrease of approximately $39,000 in the accumulated benefit obligation.

(18)   Leases

The Company leases various manufacturing and office facilities and equipment under operating lease agreements expiring through December 2004. In addition, the Company earns rental income from office space leased to tenants under operating leases expiring through November 2000. Lease expense was $299,000, $264,000, and $209,000 for FY99, FY98, and FY97, respectively, while rental income totaled $482,000, $376,000 and $342,000 for FY99, FY98, and FY97,
respectively.

Future minimum lease payments and rental income under the terms of the leases for each of the years ending February 28/29, are as follows (in thousands):

                                  Lease Payments                  Rental Income

         2000                               253                            256
         2001                               185                            104
         2002                               176                              -
         2003                               174                              -
         2004                               148                              -
         Thereafter                          76                              -

(19)   Business Segments and Export Sales

During FY99, the Company operated in two continuing segments, Electronics, which comprises the operations of JM Ney, and Corporate, which includes the Company's investment, real estate and corporate administrative activities. Ney Ultrasonics was discontinued in FY98. Operating income consists of net sales, less cost of sales and selling, general and administrative expenses directly allocated to the industry segments. Corporate revenues consist of investment and other income not attributable to a specific segment. Corporate identifiable assets include marketable securities and short-term investments, and assets not directly attributable to JM Ney, or a specific segment.

Summarized financial information for business segment is as follows (in thousands):


                                                                    FY99               FY98                FY97
  Net sales and revenues:
    Electronics                                                  $26,837            $25,397             $20,643
    Corporate                                                     (3,237)             3,471                (142)
                                                            ------------------ ------------------- --------------------
                                                                 $23,600            $28,868             $20,501
                                                            ------------------ ------------------- --------------------
  Operating income (loss):
    Electronics                                                 $  2,558           $  2,860            $  2,598
    Corporate                                                     (5,271)             1,264              (2,356)
                                                            ------------------ ------------------ ---------------------
                                                                $ (2,713)          $  4,124           $     242
                                                            ------------------ ------------------- --------------------
  Interest expense:
    Electronics                                                 $  1,228          $     468          $       13
    Corporate                                                        507                695                 777
                                                            ------------------ ------------------- --------------------
                                                                $  1,735           $  1,163           $     790
                                                            ------------------ ------------------- --------------------
  Identifiable assets:
    Electronics                                                  $25,900            $25,337             $22,467
    Ultrasonics                                                        -                  -               1,798
    Corporate                                                     11,219             19,434              13,412
                                                            ------------------ ------------------- --------------------
                                                                 $37,119            $44,771             $37,677
                                                            ------------------ ------------------- --------------------
  Depreciation, amortization and accretion:
    Electronics                                                 $  1,277           $  1,126            $  1,142
    Ultrasonics                                                        -                139                  95
    Corporate                                                        157                215                 240
                                                            ------------------ ------------------- --------------------
                                                                $  1,434           $  1,480            $  1,477
                                                            ------------------ ------------------- --------------------
  Capital expenditures:
    Electronics                                                 $  1,680           $  1,597            $  1,512
    Ultrasonics                                                        -                109                 234
    Corporate                                                         22                 34                  24
                                                            ------------------ ------------------- --------------------
                                                                $  1,702           $  1,740            $  1,770
                                                            ------------------ ------------------- --------------------

Export sales for FY99, FY98 and FY97 were $4,303,000, $4,370,000, and $3,417,000, respectively. Such sales were made primarily to customers in Europe and the Pacific Rim.

During FY99, sales to two customers accounted for 16.1% and 13.9% of net sales, while during FY98 these two customers accounted for 14.9% and 12.6% of net sales. No customer accounted for greater than 10% of net sales in FY97.

(20)   Estimated Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, short term borrowings, accounts payable and other accrued liabilities are reasonable estimates of their fair value based upon their current maturities. The carrying value of marketable securities approximates fair value as determined by quoted market prices.

At February 28, 1999, gains totaling $165,000 from expired or sold palladium futures contracts have been deferred from income recognition until the underlying orders for which the futures contracts served as a hedge have been shipped. At February 28, 1999, there were no open futures contracts.

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

(21)  Litigation

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

(22)  New Accounting Standards

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. The Company plans to adopt SFAS No. 133 by January 1, 2000, as required. The Company is currently assessing the impact of this statement on the Company's consolidated financial statements.

(23)  Supplemental Disclosure of Cash Flow Information

The information below supplements the cash flow data presented in the Company's Consolidated Statements of Cash Flows (in thousands):

                                    1999               1998                 1997
                                    ----               ----                 ----
Cash paid (received) for:
 Interest                        $1,702             $1,129               $  863
 Income taxes, net              $  (210)           $   360              $    85

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

(24)     Related Party Transactions

During FY99 the Company accepted a $200,000 two-year 7% note receivable and a $50,000 demand note from an executive officer for the purchase of 62,500 shares of the Company's common stock. These amounts have been presented in the Stockholders' Equity section of the Consolidated Balance Sheet.

INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
Andersen Group, Inc.:

We have audited the accompanying consolidated balance sheets of Andersen Group, Inc. and subsidiaries as of February 28, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Andersen Group, Inc. and subsidiaries at February 28, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP


Hartford, Connecticut
April 30, 1999

INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
Andersen Group, Inc.:

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Andersen Group, Inc. and subsidiaries for the year ended February 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Andersen Group, Inc. and subsidiaries for the year ended February 28, 1997 in conformity with generally accepted accounting principles.



/s/KPMG LLP

Hartford, Connecticut
April 8, 1997

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The information required by this Item is not applicable because it has been previously reported in the Registrant's definitive Proxy Statement, dated May 19, 1999.

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

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated by reference to the Registrant's definitive Proxy Statement, dated May 19, 1999, and is incorporated by reference to the Section in Part I hereof entitled, Executive Officers of the Registrant.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the Registrant's definitive Proxy Statement, dated May 19, 1999.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT.

The information required by this Item is incorporated by reference to the Registrant's definitive Proxy Statement, dated May 19, 1999.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to the Registrant's definitive Proxy Statement, dated May 19, 1999.

                                                                PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                     REPORTS ON FORM 8-K.

(a)1. Consolidated Financial Statements applicable to the Registrant contained in Item 8:


                                                                           Pages
Consolidated Balance Sheets
as of February 28, 1999 and 1998                                             20

Consolidated Statements of Operations
or the years ended February 28, 1999, 1998 and 1997                          21

Consolidated Statements of changes in Stockholders' Equity
for the years ended February 28, 1999, 1998 and  1997                        22

Consolidated Statements of Cash Flows
for the years ended February 28, 1999, 1998 and  1997                        23

Notes to Consolidated Financial Statements                                   24

Independent Auditors' Consents                                       E-8 to E-9

(a)2.  Consolidated Financial Statement Schedules:

Schedule
I  Condensed Financial Information                                   F-1 to F-4
II Valuation and Qualifying Accounts                                        F-5

Note: Schedules other than those listed above, are omitted as not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

(a)3.    Exhibits required by Item 601 of Regulation S-K:

Exhibit
  No.                Description

     3.1 Second Amended and Restated Certificate of Incorporation of the Registrant.

     3.11 Amended and Restated By-Laws of the Registrant as of April 18, 1997, incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1997 (Commission File No. 0-1460).

     3.2 Restated By-laws for the State of Delaware.*

     4.1 Indenture, dated as of February 26, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee, in respect of $4,311,000, aggregate principal amount, 10 1/2% Convertible Subordinated Debentures Due 2007.

     10.1 Andersen Group, Inc. Incentive Stock Option Plan incorporated herein by reference to Appendix A to the Registrant's Post-Effective Amendment No. 1 to Form S-8 (File No. 333-17659) filed February 27, 1997.

     10.2 Andersen Group, Inc. Incentive and Non-Qualified Stock Option Plan incorporated herein by reference to Appendix B to the Registrant's Post-Effective Amendment No. 1 to Form S-8 (File No. 333-17659) filed February 27, 1997.

10.3. Deferred Compensation Agreement, entered into as of September 30, 1992, by and between the Registrant and Francis E. Baker, incorporated herein by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995 (Commission File No. 0-1460).

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

10.9    Revolving  Credit and Deferred  Payment Sales Agreement by and among The
        J. M. Ney Company, Bank of Boston Connecticut and Rhode Island Hospital Trust National Bank made as of the 8th day of October 1996, incorporated herein by reference to exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1997.

10.10 Securities Purchase Agreement dated as of December 29, 1997 by and between The J.M. Ney Company and BankBoston, N.A.

10.11 Asset Purchase Agreement made effective as of February 28, 1998 among CAE U.S., Inc., Ney Ultrasonics Inc. and Andersen Group, Inc.

10.12 Amendment to Revolving Credit and Deferred Payment Sales Agreement by and among The J.M. Ney Company, BankBoston and Rhode Island Hospital Trust National Bank dated December 29, 1997.

10.13 Peter Barker Service Agreement effective January 11, 1999.*

10.14 Settlement Agreement with between CAE (U.S.) Inc. ("CAE"); Ney Technology, Inc. f/k/a Ney Ultrasonics, Inc.; and Andersen Group, Inc.*

21. Subsidiaries of the Registrant.*

23 Consent of Deloitte & Touche LLP.*

27. Financial Data Schedule.*

     (b) Reports on Form 8-K. None.

*Filed herein

                                                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 19, 1999.

ANDERSEN GROUP, INC.                     ANDERSEN GROUP, INC.
Registrant                               Registrant

/s/ Oliver R. Grace, Jr.                 /s/ Peter R. Barker
Oliver R. Grace, Jr.                     Peter R. Barker
Principal Executive Officer              Vice President/Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                  TITLE                       DATE

                                      Chairman, Secretary
/s/ Francis E. Baker                  and
Francis E. Baker                      Director                    May 19, 1999

                                      President, Chief
/s/ Oliver R. Grace, Jr.              Executive Officer
Oliver R. Grace, Jr.                  and Director                May 19, 1999

/s/ Peter N. Bennett
Peter N. Bennett                      Director                    May 19, 1999

/s/ John S. Grace
John S. Grace                         Director                    May 19, 1999

/s/ Louis A. Lubrano
Louis A. Lubrano                      Director                    May 19, 1999

/s/ James J. Pinto
James J. Pinto                        Director                    May 19, 1999

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Andersen Group, Inc.:

We have audited the consolidated financial statements of Andersen Group, Inc. and subsidiaries as of February 28, 1999 and 1998 and for the years then ended, and have issued our report thereon dated April 30, 1999; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedules of Andersen Group, Inc. and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ Deloitte and Touche LLP

Hartford, Connecticut
April 30, 1999



                                                         ANDERSEN GROUP, INC.
                                    Schedule I - Condensed Financial Information of the Registrant
                                                       Condensed Balance Sheets
                                                      February 28, 1999 and 1998
                                                        (amounts in thousands)


                                                                                    1999                         1998
-------------------------------------------------------------------------- ----------------------- -----------------------
Assets
Current assets:
Cash and cash equivalents                                                        $ 1,614                     $  1,441
Marketable securities                                                              5,916                        9,001
Receivable from sale of subsidiary                                                     -                        3,521
Accounts and other receivables, less allowance for doubtful
accounts                                                                             230                          125
Prepaid expenses and other assets                                                      5                            5
Deferred income taxes                                                                546                            -
-------------------------------------------------------------------------- ----------------------- -----------------------
Total current assets                                                               8,311                       14,093
Investment in The J. M. Ney Company                                                6,921                        6,604
Subordinated note receivable from The J.M. Ney Company                             4,000                        4,000
Investments                                                                          206                        1,815
Property, plant and equipment, net                                                 2,308                        2,629
Other assets                                                                         940                          896
Deferred income taxes                                                                222                            -
-------------------------------------------------------------------------- ----------------------- -----------------------
                                                                                 $22,908                      $30,037
-------------------------------------------------------------------------- ----------------------- -----------------------
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings                                                            $ 1,392                     $  1,487
Current maturities of long-term debt                                                 316                          441
Accounts payable                                                                     157                          297
Due to The J. M. Ney Company                                                           -                          656
Accrued liabilities                                                                  449                        1,728
Deferred income taxes                                                                  -                          161
-------------------------------------------------------------------------- ----------------------- -----------------------
Total current liabilities                                                          2,314                        4,770
Long-term debt, less current maturities                                            3,522                        4,124
Other long-term liabilities                                                          643                          596
Deferred income taxes                                                                                             351
                                                                           -
-------------------------------------------------------------------------- ----------------------- -----------------------
Total liabilities                                                                  6,479                        9,841
-------------------------------------------------------------------------- ----------------------- -----------------------
Commitments and contingencies (Note 7)
Stockholders' equity:
Cumulative convertible preferred stock,
    no par value; authorized 800,000 shares; issued
    789,628 shares; outstanding 256,416 shares;
    liquidation preference $18.75 per share                                        4,769                        4,769
Common stock, no par value; authorized 6,000,000
shares,                     issued 1,958,478 shares                                   20                        2,103
Additional paid-in capital                                                         5,339                        3,248
Treasury stock, at cost, 30,549 shares in 1999; 21,800 shares in 1998               (142)                         (82)
Receivable from officer                                                             (250)                           -
Retained earnings                                                                  6,693                       10,158
-------------------------------------------------------------------------- ----------------------- -----------------------
Total stockholders' equity                                                        16,429                       20,196
-------------------------------------------------------------------------- ----------------------- -----------------------
                                                                                 $22,908                      $30,037
-------------------------------------------------------------------------- ----------------------- -----------------------
See accompanying notes to condensed financial information.



                                                                  F-1



                                                       ANDERSEN GROUP, INC.
                                    Schedule I - Condensed Financial Information of the Registrant
                                                  Condensed Statements of Operations
                                                Years ended February 28, 1999 and 1998
                                             (amounts in thousands, except per share data)



                                                                            1999                         1998
------------------------------------------------------- ----------------------------------- ------------------------------------
Revenues:
Investment (loss) income and other income                          $(2,376)                          $  3,691
------------------------------------------------------- ----------------------------------- ------------------------------------

Costs and expenses:
General and administrative                                           2,080                              2,223
Interest expense                                                       503                                694
------------------------------------------------------- ----------------------------------- ------------------------------------
                                                                     2,583                              2,917
------------------------------------------------------- ----------------------------------- ------------------------------------
(Loss) income from continuing operations
     before income taxes and equity in earnings
     of The J.M. Ney Company                                        (4,959)                               774
Income tax (benefit) expense                                        (1,678)                               361
------------------------------------------------------- ----------------------------------- ------------------------------------
(Loss) income  from continuing operations
    before equity in earnings of
    The J.M. Ney Company                                            (3,281)                               413
Equity in earnings of The J.M. Ney Company                             317                              1,357
------------------------------------------------------- ----------------------------------- ------------------------------------
(Loss) income from continuing operations                            (2,964)                             1,770
Income from discontinued operations,
    net of income taxes                                                  -                                345
(Loss) gain on sale of discontinued segment,
    net of income taxes                                               (116)                                97
------------------------------------------------------- ----------------------------------- ------------------------------------
Net (loss) income                                                   (3,080)                             2,212
Preferred dividends                                                   (385)                              (477)
Reversal of preferred dividend                                           -                                 37
------------------------------------------------------- ----------------------------------- ------------------------------------
(Loss) income applicable to common shares                          $(3,465)                          $  1,772
------------------------------------------------------- ----------------------------------- ------------------------------------

(Loss) earnings per common share:
BASIC
    Continuing operations                                          $ (1.74)                        $    0.69
    Discontinued operations                                              -                              0.18
    (Loss) gain on sale of discontinued segment                       (.06)                             0.05
------------------------------------------------------- ----------------------------------- ------------------------------------
    (Loss) income per common share, basic                          $ (1.80)                        $    0.92
------------------------------------------------------- ----------------------------------- ------------------------------------

DILUTED
    Continuing operations                                          $ (1.74)                        $    0.68
    Discontinued operations                                               -                             0.18
    (Loss) gain on sale of discontinued segment                       (.06)                             0.05
------------------------------------------------------- ----------------------------------- ------------------------------------
    (Loss) income per common share, diluted                        $ (1.80)                        $    0.91
------------------------------------------------------- ----------------------------------- ------------------------------------
See accompanying notes to condensed financial information.



                                                                  F-2


                                                              ANDERSEN GROUP, INC.
                                         Schedule I - Condensed Financial Information of the Registrant
                                                       Condensed Statements of Cash Flows
                                                     Years ended February 28, 1999 and 1998
                                                             (amounts in thousands)


                                                                       1999                             1998
----------------------------------------------------------- ------------------------------- --------------------------------
Cash flows from operating activities:
Net (loss) income                                                      $(3,080)                        $ 2,212
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Equity in earnings of The J. M. Ney Company                               (317)                         (1,357)
Equity in earnings of Ney Ultrasonics                                        -                            (345)
Depreciation, amortization and accretion                                   157                             216
Deferred income taxes                                                   (1,280)                            880
(Loss) gain on sale of Ney Ultrasonics                                     116                             (97)
Net losses (gains)  from securities                                      4,247                          (2,619)
Purchases of securities                                                 (1,336)                         (2,218)
Proceeds from sales of securities                                        1,783                           1,230
Gain on sale of property                                                   (25)                              -
Changes in operating assets and liabilities:
Accounts and notes receivable                                             (105)                            (72)
Prepaid expenses and other assets                                            1                             372
Accounts payable, accrued liabilities and other
  long-term obligations                                                 (1,464)                           (409)
----------------------------------------------------------- ------------------------------- --------------------------------
Net cash used in operating activities                                   (1,303)                         (2,207)
----------------------------------------------------------- ------------------------------- --------------------------------
Cash flows from investing activities:
Proceeds from sale of Ultrasonics segment                                2,800
Purchase of property, plant and equipment                                  (22)                            (34)
Proceeds from sale of property                                             223                               -
Proceeds from collection of investments                                      -                           1,542
Investment in other assets                                                   -                          (1,225)
----------------------------------------------------------- ------------------------------- --------------------------------
Net cash provided by investing activities                                3,001                             283
----------------------------------------------------------- ------------------------------- --------------------------------
Cash flows from financing activities:
Principal payments on long-term debt                                      (727)                         (2,561)
Proceeds from short-term debt                                              (95)                          1,486
Redemption of preferred stock                                                -                            (160)
Stock options exercised                                                     50                               -
Treasury shares purchased, net                                            (352)                              -
Dividends paid                                                            (401)                         (1,222)
Dividends received from The J. M. Ney Company                                -                           3,518
----------------------------------------------------------- ------------------------------- --------------------------------
 Net cash (used in) provided by financing activities                    (1,525)                          1,061
----------------------------------------------------------- ------------------------------- --------------------------------
 Net increase (decrease) in cash and cash equivalents                      173                            (863)
 Cash and cash equivalents, beginning of year                            1,441                           2,304
----------------------------------------------------------- ------------------------------- --------------------------------
 Cash and cash equivalents, end of year                                $ 1,614                        $  1,441
----------------------------------------------------------- ------------------------------- --------------------------------
Supplemental disclosure of cash flow information
Cash paid (received) for:
 Interest                                                             $    538                       $     766
 Income taxes, net                                                    $   (210)                      $     360
----------------------------------------------------------- ------------------------------- --------------------------------
                     See accompanying notes to condensed financial information.



                                                                      F-3

                                                       ANDERSEN GROUP, INC
                                    Schedule I - Condensed Financial Information
                                                     of the Registrant

                                       Notes to Condensed Financial Information
                                                February 28, 1999 and 1998
NOTE 1 - GENERAL

The Condensed Financial Information presented herein is required because the Registrant's wholly owned subsidiary, The J. M. Ney Company (JM Ney), entered into a Revolving Credit and Deferred Payment Sales Agreement with a commercial bank in October 1996 which was subsequently amended December 30, 1997. This agreement contains covenants that limit the transfer of cash and other resources from JM Ney to the Registrant.

The Condensed Financial Information of the Registrant should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements which are included in Item 8 herein. The Condensed Financial Information of the Registrant includes the accounts of several wholly owned subsidiaries which are immaterial to the Registrant's Condensed Financial Information.

NOTE 2 - TRANSACTIONS WITH AFFILIATES

The Registrant and its wholly owned subsidiaries share certain administrative services. The costs of these services are allocated to the entity which receives the service. The following are among the types of services which have been provided to the Registrant by JM Ney: maintenance, accounting, human resources, management information systems and the rental of office space in JM Ney's facility. Services provided by the Registrant to JM Ney include the following: legal, tax, and business advisory services. During FY98, JM Ney made a $4 million distribution to the Registrant in the form of an 8% junior subordinated note due January 31, 2005. Effective December 1997, the Registrant and JM Ney also entered into a Financial, Investment Banking and Professional Services Agreement under which, subject to JM Ney's compliance with certain covenants, JM Ney will pay the Registrant fees for defined services. The retainer for the first 15 months of this agreement was at the annual rate of $500,000. Thereafter, the retainer will increase by $100,000 per year. The agreement runs through November 30, 2002. During FY99 and FY98, JM Ney paid or accrued to the Registrant a total of $820,000 and $205,000, respectively under these two agreements.

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

NOTE 3 - SHORT TERM BORROWINGS

At February 28, 1998, the Registrant had a $1,392,000 demand loan, which was secured by a portion of the Company's portfolio of marketable securities. At February 28, 1999 interest on this borrowing was charged at 5.8%.

NOTE 4 - LONG TERM DEBT

Long-term debt consists of the following (in thousands):


                                                                       February 28, 1999                 February 28, 1998
                                                                       -----------------                 -----------------
Convertible  subordinated  debentures,  due  October  2007;  interest  at 10.5%, payable semi-annually; annual principal payments in varying amounts through
 maturity, unsecured                                                               $3,759                      $4,311
Other                                                                                  79                         254
                                                                                 --------    -               --------
                                                                                    3,838                       4,565
Less current maturities                                                               316                         441
                                                                                  ------- -                  --------
                                                                                   $3,522                      $4,124
                                                                                   ======                      ======


The terms of the 2007 convertible subordinated debentures call for the annual redemption of approximately $431,000 of principal The debentures are convertible into common stock of the Company at any time prior to maturity, unless previously redeemed, at $16.17 per share, subject to adjustment under certain conditions. At February 28, 1999, 232,468 shares of common stock were reserved for conversion.

Maturities of long-term debt for each of the next five fiscal years are as follows (in thousands):


                 2000                                        $  316
                 2001                                           439
                 2002                                           439
                 2003                                           439
                 2004                                           440
                 Thereafter                                   1,765
                                                            -------
                                                             $3,838

NOTE 5 - CUMULATIVE CONVERTIBLE PREFERRED STOCK

See Note 12 to the Registrant's  Consolidated  Financial Statements contained in
Item 8 herein.


NOTE 6 - CASH DIVIDENDS

The amount of cash dividends paid to the Registrant by JM Ney during FY98 was approximately $3,518,000. No such dividends were paid or declared during FY99.

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

                                                   ANDERSEN GROUP, INC.
                                 Schedule II - Valuation and Qualifying Accounts
                                                 (Amounts in thousands)



                                                      Additions
                        Balance at        Charged to         Charged to
                         beginning        costs and            to other                              Balance at
Description                Of year         expenses            accounts          Deductions          end of year

February 28, 1999
----------------------- ----------------- ------------------ ------------------- ------------------- ------------------
Allowance for
doubtful accounts            $ 130              (22)                                     2(a)               $110
Reserve for returns
                             $  95              (15)                                                        $ 80
February 28, 1998
----------------------- ----------------- ------------------ ------------------- ------------------- ------------------
Allowance for
doubtful accounts            $ 190               17                 (36)(b)            (41)(a)              $130
Reserve for returns          $  95                                                                          $ 95
Warranty reserve             $  70              (30)                (40)(b)                                 $  0

February 28, 1997
----------------------- ----------------- ------------------ ------------------- ------------------- ------------------
Allowance for
doubtful accounts             $124               76                                    (10)(a)              $190
Reserve for returns
                              $  0               95                                                         $ 95

Warranty reserve              $100              (30)                                                        $ 70



     (a) Write offs net of recoveries.

     (b) Transferred in connection with sale of certain assets of Ultrasonics segment.




                                                             EXHIBIT INDEX


Exhibit
  No.               Description                                          Page

     3.1 Second Amended and Restated Certificate of Incorporation. E-2

     4.1 Indenture, dated as of February 26, 1998, between the Registrant and The Chase Manhattan Bank, as trustee, in respect of $4,311,000, aggregate principal amount, 10 1/2% Convertible Subordinated Debentures Due 2007.* E-3

     10.9 Securities Purchases Agreement dated as of December 29, 1997. E-3 by and between The J.M. Ney Company and BankBoston, N.A. E-4

     10.10 Asset Purchase Agreement made effective as of February 28, 1998 among CAE U.S., Inc., Ney Ultrasonics Inc. and Andersen Group, Inc. E-5

     10.11 Amendment to Revolving Credit and Deferred Payment Sales Agreement by and among The J.M. Ney Company, BankBoston and Rhode Island Hospital Trust National Bank dated December 29, 1997. E-6

     21.  Subsidiaries of the  Registrant.  E-7

     23. Consent of Deloitte & Touche LLP. E-8

     27. Financial Data Schedule. E-9

                                      SUBSIDIARIES OF THE REGISTRANT

                                                               State or
                                                              Country of
           Name or Organization                               Incorporation


           AG Investors, Inc.                               Florida

           AGI Technology, Inc.                             Connecticut

           Andersen Realty, Inc.                            Delaware

           Ney International, Inc.                          U.S. Virgin Islands

           Ney Technology, Inc.
           (f/k/a Ney Ultrasonics Inc.)                     Delaware

           The J.M. Ney Company                             Delaware

           New Jersey Precious Metals, Inc.                 Delaware

           Garden State Refining, Inc.                      Delaware

                                                                      Exhibit 23

INDEPENDENT AUDITORS' CONSENT



     We consent to the incorporation by reference in Post Effective Amendment No. 1 to Registration Statement No. 333-17659 of Andersen Group, Inc. and subsidiaries on Form S-8 of our reports dated April 30, 1999, relating to the consolidated financial statement and financial statement schedules appearing in this Annual Report on Form 10-K of Andersen Group, Inc. and subsidiaries for the year ended February 28, 1999.



/s/Deloitte & Touche LLP
Hartford, Connecticut
May 21, 1999