Form 10-Q
period 1999-05-31
ANDERSEN GROUP INC
filed 1999-07-14
CIK 6383

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999
                                       OR

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


             As of July 8, 1999, there were 1,932,116 shares of the Registrant's $.01 par value common stock outstanding.

Title                                                        Outstanding

Common Stock, $0.01 par value per share      Authorized 6,000,000 shares;
                                             Issued 1,958,478









                              ANDERSEN GROUP, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                        Page No.

Part I - Financial Information

         Item 1 - Financial Statements:

                  Consolidated Balance Sheets
                           May 31, 1999 and February 28, 1999                  3

                  Consolidated Statements of Operations for the
                           Three Months Ended May 31, 1999 and 1998            4

                  Consolidated Statements of Cash Flows for the
                           Three Months Ended May 31, 1999 and 1998            5

                  Notes to Consolidated Financial Statements                   6

         Item 2 - Management's Discussion and Analysis of
                           Financial Condition and Results of Operations       8

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk  10


Part II - Other Information

         Item 1 - Legal Proceedings                                           11

         Item 4 - Submission of Matters to a Vote of Security Holders         11

         Item 6 - Exhibits and Reports on Form 8-K                            12


Signatures                                                                    13

Part I.  Financial Information
Item 1.  Financial Statements

                              ANDERSEN GROUP, INC.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                             May 31, 1999                February 28, 1999
                                                                             ------------                -----------------
ASSETS                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                                   $ 3,125                        $ 2,541
   Marketable securities                                                         6,382                          6,014
   Accounts and other receivables less
     allowances of $118 and $110                                                 4,620                          4,098
   Inventories                                                                   6,495                          7,821
   Prepaid expenses and other assets                                               121                            100
                                                                               -------                        -------

     Total current assets                                                       20,743                         20,574


Property, plant and equipment, net                                               9,132                          9,305
Prepaid pension expense                                                          5,058                          5,033
Investments                                                                        206                            206
Other assets                                                                     2,157                          2,001
                                                                               -------                        -------

                                                                               $37,296                        $37,119
                                                                               =======                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                         $ 443                          $ 443
   Short-term borrowings                                                        1,353                          2,356
   Accounts payable                                                             1,480                            659
   Other current liabilities                                                    1,263                          1,501
   Deferred income taxes                                                          885                            582
                                                                               ------                         ------

     Total current liabilities                                                  5,424                          5,541

Long-term debt, less current maturities                                         3,700                          3,729
Subordinated note payable, net of unamortized discount                          7,336                          7,329
Other liabilities                                                               1,944                          1,902
Deferred income taxes                                                           2,189                          2,189
                                                                               ------                         ------

     Total liabilities                                                         20,593                         20,690
                                                                               ------                         ------

Commitments and contingencies

Stockholders' equity:
   Cumulative convertible preferred stock                                       4,769                         4,769
   Common stock                                                                    20                            20
   Treasury stock                                                                (121)                         (142)
    Receivable from officer                                                      (250)                         (250)
   Additional paid-in capital                                                   5,332                         5,339
   Retained earnings                                                            6,953                         6,693
                                                                              -------                        ------

     Total stockholders' equity                                                16,703                        16,429
                                                                              -------                       -------

                                                                              $37,296                       $37,119

See accompanying notes to consolidated financial statements.



                              ANDERSEN GROUP, INC.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                        Three months ended
                                                                            May 31, 1999          May 31, 1998
                                                                            ------------          ------------
Revenues:
   Net sales                                                                    $ 7,298            $ 7,685
   Investment and other income                                                      903                146
                                                                                -------            -------

                                                                                  8,201              7,831
                                                                                -------            -------

Costs and expenses:
   Cost of sales                                                                  4,953              5,170
   Selling, general and administrative                                            1,696              1,624
   Research and development                                                         572                487
   Interest expense                                                                 388                461
                                                                                -------             ------

                                                                                  7,609              7,742
                                                                                -------             ------

Income before income taxes                                                          592                 89
Income tax expense                                                                  236                 36
                                                                                -------             ------

Net income                                                                          356                 53
Preferred dividends                                                                 (96)              (103)
                                                                                -------             ------

Income (loss) applicable to common shares                                         $ 260              ($ 50)
                                                                                =======             ======

Earnings (loss) per common share:
   Basic                                                                          $0.13             ($0.03)
                                                                                =======             ======

   Diluted                                                                       $ 0.13             ($0.03)
                                                                                =======             ======


See accompanying notes to consolidated financial statements.


                              ANDERSEN GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)
                                                                                                  Three months ended
                                                                         May 31, 1999              May 31, 1998
                                                                         ------------              ------------


Cash flows from operating activities:
Net income                                                                    $ 356                     $ 53

Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation, amortization and accretion                                   358                      367
     Deferred income taxes                                                      303                     (158)
     Pension income                                                             (25)                     (70)
     Net (gains) losses from marketable securities
       and investments                                                         (645)                     229
     Purchases of marketable securities                                        (113)                  (1,405)
     Proceeds from sales of marketable securities                               390                      570

Changes in operating assets and liabilities:
     Accounts and other receivables                                            (522)                    (718)
     Inventories                                                              1,326                    2,568
     Prepaid expenses and other assets                                          (66)                     (18)
     Accounts payable                                                           821                     (305)
     Accrued liabilities and other long-term obligations                       (241)                    (112)
                                                                            -------                   ------

     Net cash provided by operating activities                                1,942                     1,001
                                                                           --------                   -------

Cash flows from investing activities:
     Purchases of property and equipment                                       (244)                    (343)
     Proceeds from sale of Ultrasonics segment                                    -                    2,400
                                                                             ------                   ------

     Net cash (used in) provided by investing activities                       (244)                   2,057
                                                                             ------                   ------

Cash flows from financing activities:
     Principal payments on long-term debt                                       (29)                     (52)
     Repayment of short-term debt, net                                       (1,003)                  (1,231)
     Stock options exercised                                                      -                       23
     Net sale (purchase) of treasury stock                                       14                      (42)
     Preferred dividends paid                                                   (96)                    (112)
                                                                             ------                    ------

     Net cash used in financing activities                                   (1,114)                  (1,414)
                                                                            -------                   ------

     Net increase in cash and cash equivalents                                  584                    1,644

     Cash and cash equivalents - beginning of period                          2,541                    2,516
                                                                            -------                   ------

     Cash and cash equivalents - end of period                              $ 3,125                   $4,160
                                                                            =======                   ======


   See accompanying notes to consolidated financial statements.


ANDERSEN GROUP, INC.
Notes to Consolidated Financial Statements

(1)      Accounting Policies

         The accompanying interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Andersen Group, Inc. and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 1999. The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. In addition, certain reclassifications have been made to the prior period financial information so that it conforms to the current period presentation.

(2)      Marketable Securities

         Marketable securities consisted of the following (in thousands):

                                                    May 31, 1999                     February 28, 1999
                                                    ------------                     -----------------
Common stock of savings banks                          $5,484                             $5,362
F M Emerging Russia Fund                                  508                                294
Portfolio of Ukraine stocks                               258                                108
Common stock of Bank Handlowy                             258                                217
Renaissance Russian Bond Fund                              78                                 98
Valuation reserve - foreign investments                  (204)                               (65)
                                                       -------                             ------

                                                       $6,382                             $6,014
                                                      =======                            =======

At May 31, 1999, the valuation reserve includes approximately $101,000 relating to the Company's investment in the FM Emerging Russia Fund to provide for liquidity and volatility concerns. At February 28, 1999, this fund was recorded at 10% of its original cost as a result of a significant decline in the market value for Russian securities and increased liquidity concerns as a result of market conditions for these securities. Accordingly, no amount was reflected as a valuation reserve at that date. The remaining valuation reserve has been established for the portfolio of Ukrainian common stock and for the investment in Bank Handlowy, which is a financial institution based in Poland.

(3)      Inventories

         Inventories consisted of the following (in thousands):

                                                    May 31, 1999                     February 28, 1999
                                                    ------------                     -----------------
Raw material                                           $ 1,096                            $ 3,498
Work in process                                          4,720                              4,661
Finished goods                                           3,727                              2,710
                                                       -------                            -------
                                                         9,543                             10,869
LIFO Reserve                                             3,048                              3,048
                                                       -------                            -------
                                                       $ 6,495                            $ 7,821
                                                       =======                            =======

(4)      Income Taxes

         Income tax expense represents an estimate of the effective income tax rate for the current fiscal year.


(5)      Earnings Per Share

         Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding. Diluted net income per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive. For the three-month period ended May 31, 1999, the effect of such conversions has been antidilutive.

(6)      Business Segments and Export Sales

       During the three months ended May 31, 1999, the Company operated in two segments, Electronics, which comprises the operations of The J.M. Ney Company (J.M. Ney), and Corporate, which includes the Company's investments, real estate and corporate administrative activities. Operating income consists of net sales, investment and other income, less cost of sales and selling, general and administrative expenses directly allocated to the industry segments. Corporate revenues consist of investment and other income not attributable to J.M. Ney. Corporate identifiable assets include marketable securities and short-term investments, and assets not directly attributable to J.M. Ney.

Summarized financial information for business segments is as follows (in thousands):

Three months ended:                                       May 31, 1999                May 31, 1998
                                                          ------------                ------------

Revenues:
  Electronics                                                $7,366                      $7,661
  Corporate                                                     835                         170
                                                             ------                      ------
                                                             $8,201                      $7,831
                                                             ------                      ------
Operating income (loss):
  Electronics                                                $  686                      $1,036
  Corporate                                                     294                        (486)
                                                             ------                       -----
                                                             $  980                       $ 550
                                                             ------                       -----
Interest expense:
  Electronics                                                $  269                       $ 342
  Corporate                                                     119                         119
                                                             ------                       -----
                                                             $  388                       $ 461
                                                             ------                       -----
Depreciation, amortization and accretion:
  Electronics                                                $  328                       $ 331
  Corporate                                                      30                          36
                                                             ------                       -----
                                                             $  358                       $ 367
                                                             ------                       -----
Capital expenditures:
  Electronics                                                $  244                       $ 335
  Corporate                                                       -                           8
                                                             ------                       -----
                                                             $  244                       $ 343
                                                             ------                       -----

As of:                                                    May 31, 1999             February 28, 1999
                                                          ------------             -----------------
Identifiable assets:
  Electronics                                               $25,707                     $25,900
  Corporate                                                  11,589                      11,219
                                                            -------                     -------
                                                            $37,296                     $37,119
                                                            -------                     -------

     Export sales for the three months ended May 31, 1999 and 1998 were $1,165,000 and $1,091,000, respectively. Such sales were made primarily to customers in Europe and the Pacific Rim.

During the three months ended May 31, 1999, sales to a customer accounted for 19.1% of net sales. During the three months ended May 31, 1998 sales to this customer and another customer accounted for 12.0% and 10.3% of net sales, respectively.

(7)      Related Party Transactions

         At May 31, 1999, the Company held a $200,000 note receivable due in January 2001, and a $50,000 demand note receivable, both of which bear interest at 7% per annum. The receivables arose in the prior fiscal year for the purchase of 62,500 shares of the Company's common stock by an executive officer of the Company. These amounts are presented in the Stockholders' Equity section of the Consolidated Balance Sheet.



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended May 31, 1999, the Company recorded net income applicable to common shareholders of $260,000, or $0.13 per share, basic and diluted. During the prior fiscal year's first quarter, the Company reported a net loss applicable to common shareholders of $50,000, or $0.03 per share, basic and diluted.


REVENUES
Total revenue for the quarter ended May 31, 1999 of $8,201,000 represent a 4.7% increase over revenues for the comparable period in the prior fiscal year. This increase was due to a $757,000 increase in Investment and Other Income, which was partially offset by a 5.0% decline in sales from The J.M. Ney Company (JM
Ney).

Lower sales to JM Ney's former dental affiliate as a result of the expiration in November 1998 of a three-year exclusive manufacturing agreement, and lower billings for tooling dies, contributed to the lower sales. Sales of all other products increased slightly, although, a portion of the increase reflects higher selling prices for products containing palladium. During the first quarter, palladium prices averaged approximately $346 per troy ounce, compared with approximately $314 per troy ounce during the prior fiscal year's first quarter. During the most recent quarter, products sold by JM Ney contained approximately 6,250 troy ounces of palladium.

Investment and other income totaled $903,000 for the three months ended May 31, 1999, as compared to a net of $146,000 of such income for the quarter ended May 31, 1998. Significant components of these revenues during each period were as follows (in thousands):

                                                                            Three Months ended
                                                               May 31, 1999                     May 31, 1998
                                                               ------------                     ------------
Net gains from domestic investment portfolio                       $ 379                           $ 334
Net gains (losses) from Russian and
  Eastern European portfolio                                         266                            (561)
Interest and dividends                                                43                              82
Rental income                                                        116                             132
Other, net                                                            99                             159
                                                                   -----                           -----

                                                                   $ 903                           $ 146
                                                                   =====                           =====


The domestic and foreign portfolio gains are comprised of $85,000 of realized gains and $560,000 of changes in unrealized gains. Other income for the three month periods ended May 31, 1999 and 1998 includes $52,000 and $85,000, respectively, of precious metal hedging financing charges by JM Ney to its refining customers. During the most recent quarter, the cost of financing such hedging program, particularly for palladium, decreased, and accordingly, charges to customers also were reduced.

COST OF SALES
Cost of sales during the three months ended May 31, 1999 represented 67.9% of net sales, versus costs of sales during the prior fiscal year's first quarter which were 67.3% of net sales. The modest decline in the average gross margin from 32.7% to 32.1% was the result of higher palladium prices, which were passed on in the form of higher selling prices, but without the same degree of mark-up, lower pension income, and a higher mix of materials product line sales, which generally have lower average margins. Increased margins from refining transactions contributed to reducing the effect of other factors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended May 31, 1999 totaled $1,696,000, which is an increase of 4.4% from the prior fiscal year's first quarter, which is consistent with general wage increases and increases in ongoing costs added during the prior year.


RESEARCH AND DEVELOPMENT EXPENSES
Research, development and engineering expenses during the three months ended May 31, 1999 totaled $572,000, which represents a 17.5% increase from the prior year. Additional engineering positions to expand JM Ney's technical capabilities contributed to the overall increase.

INTEREST EXPENSE
Interest expense during the three months ended May 31, 1999 totaled $388,000, which is 15.8% lower than the costs incurred during the first quarter of the prior fiscal year. Lower interest costs from the Company's 10 1/2% debentures are a result of the annual redemption in October as well as lower lease rates for palladium hedges factored into the decline in this expense.

INCOME TAX EXPENSE Income taxes have been accrued based upon estimated effective tax rates. As a result of this increase in unrealized gains and recognition for book purposes of previously taxed income, $303,000 of the estimated provision in the current quarter has been recorded to deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES
At May 31, 1999, the Company's consolidated cash and marketable securities totaled $9,507,000, which is a 9.8% increase from February 28, 1999 levels. Reduction in JM Ney's inventory levels and increases in the values of the Company portfolio of marketable securities contributed to increasing these current assets. In addition, short-term borrowing was reduced by more than $1 million from seasonal inventory reductions.

As a result of covenants contained in its borrowing agreements, JM Ney is restricted from paying dividends or otherwise transferring funds to the Company outside the ordinary course of business except as defined in certain covenants. At May 31, 1999, JM Ney's working capital was $9,152,000, or 60.0% of consolidated net current assets, and its net worth, net of a $4 million subordinated note payable to the Company, totaled $7,241,000 or 43.5% of the Company's consolidated total.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to the following:

The Company has expanded its investment and business development activities in Russia and Eastern Europe. Economic and political developments in these countries could significantly impact both the return on and the return of capital employed in these regions. The price and volatility of precious metals, particularly palladium and gold, could impact the market for many of JM Ney's products, as users substitute less expensive materials.

YEAR 2000 ISSUE
The Year 2000 problems stem from three main issues: two-digit date storage, leap year calculations, and special meanings for dates (i.e., 9/9/99). There is not a simple solution to the Year 2000 issue due to the fact that the use of dates for calculations is pervasive throughout software and the use of these calculations is not standardized.

STATE OF READINESS
The Company has formalized a comprehensive Year 2000 plan that encompasses its products, vendors, customers, manufacturing equipment, technical infrastructure, facilities, telecommunications, and business systems. The plan consists of the following phases: inventory, assessment, remediation, testing, implementation, and contingency plan for each area. The plan also contains the cost associated with providing Year 2000 solutions for each area. The Company's plan has been viewed favorably by a Year 2000 consulting firm, which reviewed each element of the plan.

The Company has completed the process of identifying and assessing the extent to which the Year 2000 issue will affect its products, vendors, customers, manufacturing equipment, technical infrastructure, facilities, telecommunications, and business systems. To date, most of the financial and operational effort has been expended in implementing Year 2000-compliant solutions for JM Ney's enterprise resource planning (ERP) systems, and technical infrastructure. This effort was completed in October, 1998. The Company is now in the process of remediation, testing, and implementation of Year 2000-compliant solutions for its manufacturing equipment, facilities, and some minor business systems. These processes are scheduled to be complete by September 1999.

COSTS
Through May 31, 1999 approximately $650,000 has been expended on Year 2000 project, including approximately $41,000 expended in the first quarter of FY2000. Additional Year 2000 expenses to be incurred have been estimated to total approximately $150,000. However, there can be no assurance that the Company will not incur any unanticipated costs in completing its Year 2000 compliance project, due to the difficulty in determining remediation for non-compliant manufacturing equipment.

RISKS
The Company views its greatest area of exposure as being the degree of compliance of some of JM Ney's manufacturing equipment. There are machines that do not have blueprints, and information regarding the programmable logic controls is not always easy to obtain. These same machines do not have a mechanism to change the date, nor do they display or print a date. These same reasons could be a positive indicator to support the idea that they are not date-sensitive machines. JM Ney will be performing extensive tests on all manufacturing equipment during the second fiscal quarter of FY2000. Other risks relate to the degree of readiness of the Company's vendors, suppliers, customers, and other third parties. Any failure by these parties to ensure their Year 2000 compliance could have an adverse effect on our position.

CONTINGENCY
The Company will continue to develop its contingency strategies for every area. Special attention will be paid to the manufacturing and third party disciplines.

The Company is evaluating the responses from its single-source and critical suppliers, and will be requesting updates from these suppliers as the year progresses. Additional, or second sources will be identified for those suppliers who fail to provide sufficient Year 2000 information or who are not compliant by September 1999.

Based upon a comprehensive review of exposure areas, the Company believes that manufacturing and other operational and administrative activities will not be at significant risk due to the Year 2000 problem.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company and JM Ney are exposed to market risk from changes in equity security prices, certain commodity prices, interest rates and from factors that impact equity investments in Russia, the Ukraine and Poland, as discussed in the Company's Annual Report on Form 10-K for the year ended February 28, 1999. The following information is presented to update the status of the identified risks.

EQUITY SECURITIES RISK
At May 31, 1999, the Company's portfolio of savings bank stocks had a market value of $5,484,000, part of which has been pledged as security for a margin loan of $1,353,000.

FOREIGN INVESTMENT RISK
The Company has a trading portfolio of Russian, Ukrainian and Polish investments with market values totaling $624,000 and a net reported value of $441,000. In addition, as a result of the receipt of an additional in a series of anticipated liquidating distributions, JM Ney's investment in a Russian bond fund has been reduced to approximately $78,000.

COMMMODITY RATE RISK
During the quarter ended May 31, 1999, the market price for gold declined from $287 per troy ounce to $268 per troy ounce, while the market price of palladium declined from $351 per ounce to $338 per ounce, although it ranged in price from a high of $384 to a low of $285 per ounce. Such fluctuations impact selling prices and can affect reported profitability.

INTEREST RATE RISK
The interest cost of JM Ney's use of precious metal hedges in the form of consignment borrowing in recent years has experienced significant fluctuations. During the first quarter, the interest costs of such arrangements fell from 38% per annum to 5% per annum. During the quarter, JM Ney also reduced surcharges to its customers that were instituted to offset the cost of hedging the purchases of precious metals from refining customers.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Registrant's Annual Meeting of Stockholders was held on June 22, 1999 for the purpose of electing Directors

     (b) The following Directors were elected:

                  Oliver R. Grace, Jr.
                  Francis E. Baker
                  Peter N. Bennett
                  John S. Grace
                  Louis A. Lubrano
                  James J. Pinto

The number of votes of Common Stock for each of the Directors or withheld was as follows:

Director                                 Votes For               Votes Withheld
--------                                 ---------               --------------
Oliver R. Grace, Jr.                     1,121,728                  15,345
Francis E. Baker                         1,119,181                  17,892
Peter N. Bennett                         1,124,522                  12,551
John S. Grace                            1,123,294                  13,779
Louis A. Lubrano                         1,123,575                  13,498
James J. Pinto                           1,124,728                  12,551


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-K:

     Exhibit               Description

     Exhibit 11            Statement re: Computation of Per Share Earnings.

     Exhibit 27            Financial Data Schedule.


No reports on Form 8-K were filed during the quarter ended May 31, 1999.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDERSEN GROUP, INC.

By:      /s/ Oliver R. Grace, Jr.
         Oliver R. Grace, Jr.
         President and Chief Executive Officer

Date:    July 13, 1999



By:      /s/ Peter R. Barker
         Peter R. Barker
         Vice President and Chief Financial Officer

Date:    July 13, 1999

                              ANDERSEN GROUP, INC.
               Statement Re: Computation of Per Share Earnings
                      (In thousands, except per share data)




                                                              Three Months Ended
Calculation of basic earnings                                     May 31, 1999
   per share:
Numerator for basic and diluted earnings per share:

Net income                                                          $ 260
                                                                    =====

Denominator for basic earnings per share:
Weighted average number of shares outstanding during
   the period                                                       1,930
Effect of dilutive securities - stock options                           6
                                                                    -----
Denominator for diluted earnings per share                          1,936
                                                                    =====

Basic earnings per share                                            $0.13

Diluted earnings per share                                          $0.13

                                                            Exhibit 27
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.