Form 10-Q
period 1999-08-31
ANDERSEN GROUP INC
filed 1999-10-13
CIK 6383

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999
                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission file number: 0-1460

                              ANDERSEN GROUP, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                06-0659863

     (State or other jurisdiction       (I.R.S. Employer Identification No.)
      of incorporation or organization)

515 Madison Avenue, New York, New York                  10022
 (Address of principal executive offices)            (Zip Code)

                               (212) 826-8942
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


            As  of  October  6,  1999,   there  were  1,933,162  shares  of  the
Registrant's $.01 par value common stock outstanding.

Title                                             Outstanding
Common Stock, $0.01 par value per share           Authorized 6,000,000 shares;
                                                  Issued 1,958,478



                              ANDERSEN GROUP, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                        Page No.

Part I - Financial Information

  Item 1 - Financial Statements:

     Consolidated Balance Sheets
       August 31, 1999 and February 28, 1999                             3

     Consolidated Statements of Operations for the
        Three and Six Months Ended August 31, 1999 and 1998              4

     Consolidated Statements of Cash Flows for the
        Six Months Ended August 31, 1999 and 1998                        5

     Notes to Consolidated Financial Statements                          6

     Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    8

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk 10


Part II - Other Information

     Item 1 - Legal Proceedings                                          11

     Item 6 - Exhibits and Reports on Form 8-K                           12


Signatures                                                               13

Part I.  Financial Information
Item 1.  Financial Statements

                    ANDERSEN GROUP, INC.
          Consolidated Balance Sheets (In thousands)

                                              August 31, 1999  February 28, 1999
                                              ---------------  -----------------
ASSETS                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                   $ 4,561           $ 2,541
   Marketable securities                        4,838             6,014
   Accounts and other receivables, less
   allowances of $128 and $110                  4,088             4,098
   Inventories                                  4,617             7,821
   Prepaid expenses and other assets              169               100
                                              -------           -------

     Total current assets                      18,273            20,574


Property, plant and equipment, net              9,023             9,305
Prepaid pension expense                         5,083             5,033
Investments                                       221               206
Other assets                                    2,404             2,001
                                                -----             -----
                                              $35,004           $37,119
                                              =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt         $ 443             $ 443
   Short-term borrowings                          250             2,356
   Accounts payable                               829               659
   Other current liabilities                    1,183             1,501
   Deferred income taxes                          408               582
                                               ------             -----

     Total current liabilities                  3,113             5,541

Long-term debt, less current maturities         3,660             3,729
Subordinated note payable, net of
unamortized discount                            7,344             7,329
Other liabilities                               1,959             1,902
Deferred income taxes                           2,394             2,189
                                                -----             -----

     Total liabilities                         18,470            20,690
                                               ------            ------

Commitments and contingencies

Stockholders' equity:
   Cumulative convertible preferred stock       4,769             4,769
   Common stock                                    20                20
   Treasury stock                                (116)             (142)
   Receivable from officer                       (200)             (250)
   Additional paid-in capital                   5,331             5,339
   Retained earnings                            6,730             6,693
                                                -----             -----
     Total stockholders' equity                16,534            16,429
                                               ------            ------
                                              $35,004           $37,119

See accompanying notes to consolidated financial statements.

                              ANDERSEN GROUP, INC.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)

                                                    Three months ended                       Six months ended
                                           August 31, 1999     August 31, 1998     August 31, 1999     August 31, 1998
Revenues:
   Net sales                                    $7,051              $ 5,938            $14,349             $13,623
   Investment and other income (loss)              258               (4,822)             1,161             (4,676)
                                                ------              ---------           -------             ------

                                                 7,309                1,116             15,510               8,947
                                                ------              ---------           -------             -------

Costs and expenses:
   Cost of sales                                 4,944                3,852              9,897               9,022
   Selling, general and administrative           1,602                1,822              3,298               3,446
   Research and development                        561                  465              1,133                 952
   Interest expense                                383                  525                771                 986
                                                ------               --------           ------              ------

                                                 7,490                6,664             15,099              14,406
                                                ------               --------           ------              ------

Income (loss) from continuing
  operations before income taxes                  (181)             (5,548)               411              (5,459)
Income tax expense (benefit)                       (54)             (2,197)               182              (2,161)
                                                ------              ------             ------               ------

Net income (loss)                                 (127)             (3,351)               229              (3,298)
Preferred dividends                                (96)                (96)              (192)               (199)
                                                ------             --------              -----              ------

Income (loss) applicable to common
  shares                                         ($223)           ($ 3,447)              $ 37             ($3,497)
                                                ======            ========               ====             =======

Earnings (loss) per common share:
   Basic                                       ($0.12)             ($1.77)              $0.02              ($1.80)
                                               =======             ======               =====              ======

   Diluted                                     ($0.12)             ($1.77)              $0.02              ($1.80)
                                               ======              ======               =====              ======

See accompanying notes to consolidated financial statements.

                              ANDERSEN GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                            Six months ended
                                                                                August 31, 1999           August 31, 1998
                                                                                ---------------           ---------------
Cash flows from operating activities:
Net income (loss)                                                                       $ 229                   ($3,298)
Adjustments  to reconcile  net income  (loss) to net cash  provided by (used in)
operating activities:
     Depreciation, amortization and accretion                                             750                       734
     Deferred income taxes                                                                 31                    (2,525)
     Pension income                                                                       (50)                     (214)
     Net (gains) losses from marketable securities
       and investments                                                                   (578)                     5,436
     Purchases of marketable securities                                                  (113)                    (1,731)
     Proceeds from sales of marketable securities                                       1,867                        604
     Disposals of property and equipment                                                  160
Changes in operating assets and liabilities:                                                -
     Accounts and other receivables                                                        10                        915
     Inventories                                                                        3,204                      2,738
     Prepaid expenses and other assets                                                   (116)                        34
     Accounts payable                                                                     170                       (255)
     Accrued liabilities and other long-term obligations                                 (324)                       (81)
                                                                                        ------                    -------

     Net cash provided by operating activities                                          5,080                       2,517
                                                                                        ------                     ------

Cash flows from investing activities:
     Purchases of property and equipment, net                                            (761)                     (1,058)
     Proceeds from sale of subsidiary                                                       -                       2,400
                                                                                          ---                       -----
     Net cash (used in) provided by investing activities                                 (761)                      1,342
                                                                                      -------                       -----

Cash flows from financing activities:
     Principal payments on long-term debt                                                 (69)                        (89)
     Repayment of short term debt, net                                                 (2,106)                       (813)
     Stock options exercised                                                                -                          50
    Sales (purchases) of treasury stock, net                                               18                         (42)
     Collection of receivable from officer                                                 50                           -
     Preferred dividends paid                                                            (192)                       (208)
                                                                                      -------                       -------
     Net cash used in financing activities                                             (2,297)                      (1,102)
                                                                                      -------                      -------
     Net increase in cash and cash equivalents                                          2,020                        2,757
     Cash and cash equivalents - beginning of period                                    2,541                        2,516
                                                                                      -------                     --------
     Cash and cash equivalents - end of period                                         $4,561                       $5,273
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

(2)      Marketable Securities

         Marketable securities consisted of the following (in thousands):

                                                   August 31, 1999                   February 28, 1999
                                                   ---------------                   -----------------
Common stock of savings banks                          $4,123                             $5,362
F M Emerging Russia Fund                                  625                                294
Portfolio of Ukraine stocks                               172                                108
Common stock of Bank Handlowy                                                                217
Renaissance Russian Bond Fund                              78                                 98
Valuation reserve - foreign investments                  (160)                               (65)
                                                        -----                             ------

                                                       $4,838                             $6,014
                                                       ======                             ======

At August 31, 1999, the valuation reserve relates to the Company's investments in the FM Emerging Russia Fund and a portfolio of Ukrainian common stocks to provide for liquidity and volatility concerns. At February 28, 1999, the Russian fund was recorded at 10% of its original cost as a result of a significant decline in the market value for Russian securities and increased liquidity concerns as a result of market conditions for these securities.
Accordingly, no amount was reflected as a valuation reserve with respect to such Russian fund at that date. The valuation reserve at that date had been established for the portfolio of Ukrainian common stocks and for the investment in Bank Handlowy.

(3)      Inventories

         Inventories consisted of the following (in thousands):

                                                   August 31, 1999                   February 28, 1999
                                                   ---------------                   -----------------
Raw material                                            $ 930                             $ 3,498
Work in process                                          3,985                               4,661
Finished goods                                           2,750                               2,710
                                              --         -----                   -----       -----
                                                         7,665                             10,869
LIFO Reserve                                             3,048                               3,048
                                              --         -----                   ----        -----
                                                       $4,617                             $ 7,821
                                                       ======                             =======

At August 31, 1999, the precious metal inventory levels of The J.M. Ney Company ("JM Ney"), which are valued on a LIFO basis, were lower than the prior fiscal year-end levels. Due to the interim nature of these financial statements, no adjustment of the LIFO reserve has been recognized in the Consolidated
Statements of Operations. Had such inventory levels been determined to be permanent in nature, at August 31, 1999, there would have been a decrease in the LIFO reserve of approximately $1,321,000 and a corresponding reduction in cost of sales.

(4)      Income Taxes

         Income tax expense represents an estimate of the effective income tax rate for the current fiscal year.

(5)      Earnings Per Share

     Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding. Diluted earnings per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the applicable period or date of issuance, unless antidilutive. For the three and six-month periods ended August 31, 1999, the effects of such conversions have been antidilutive.

(6)      Business Segments and Export Sales

       During the six months ended August 31, 1999, the Company operated in two segments: Electronics, which comprises the operations of JM Ney; and Corporate, which includes the Company's investments, real estate and corporate administrative activities. Operating income consists of net sales, investment and other income, less cost of sales and selling, general and administrative expenses directly allocated to the industry segments. Corporate revenues consist of investment and other income not attributable to JM Ney. Corporate identifiable assets include marketable securities and short-term investments, and assets not directly attributable to JM Ney.

Summarized financial information for business segments is as follows (in thousands):

Six months ended:                                       August 31, 1999             August 31, 1998
                                                        ---------------             ---------------

Revenues:
  Electronics                                               $14,463                     $13,536
  Corporate                                                   1,047                      (4,589)
                                                            -------                     -------
                                                            $15,510                     $ 8,947
                                                            -------                     -------
Operating income (loss):
  Electronics                                                  $848                      $ 938
  Corporate                                                     334                     (5,411)
                                                            -------                     ------
                                                            $ 1,182                    ($4,473)
                                                            -------                    -------
Interest expense:
  Electronics                                              $    542                      $ 727
  Corporate                                                     229                        259
                                                             ------                     ------
                                                           $    771                      $ 986
                                                            -------                      -----
Depreciation, amortization and accretion:
  Electronics                                             $    674                       $ 655
  Corporate                                                     76                          79
                                                            -------                     -------
                                                          $    750                       $ 734
                                                            -------                     ------
Capital expenditures:
  Electronics                                             $    746                     $ 1,047
  Corporate                                                     15                          11
                                                            -------                   --------
                                                          $    761                     $ 1,058
                                                           --------                    -------

As of:                                                  August 31, 1999            February 28, 1999
                                                        ---------------            -----------------
Identifiable assets:
  Electronics                                               $24,744                     $25,900
  Corporate                                                  10,260                      11,219
                                                             ------                     ------
                                                            $35,004                     $37,119
                                                            -------                     -------

     Export sales for the six months ended August 31, 1999 and 1998 were $2,648,000 and $2,225,000, respectively. Such sales were made primarily to customers in Canada, Europe and the Pacific Rim.

     During the six months ended August 31, 1999, sales to a single customer accounted for 18.3% of net sales. During the six months ended August 31, 1998, sales to this customer and another customer accounted for 13.0% and 11.7% of net sales, respectively.

(7)      Related Party Transactions

         At August 31, 1999, the Company held a $200,000 note receivable due in January 2001, which bears interest at 7% per annum. The note, which was received in the prior fiscal year as part of the consideration for the purchase of 62,500 shares of the Company's common stock by an executive officer of the Company, is presented in the Stockholders' Equity section of the Consolidated Balance Sheet. An additional $50,000 relating to this transaction was paid to the Company during the three months ended August 31, 1999.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended August 31, 1999, the Company incurred a net loss applicable to common shares of $223,000, or $0.12 per share, basic and diluted. During the prior fiscal year's second quarter, the Company reported a net loss applicable to common shares of $3,447,000, or $1.77 per share, basic and diluted. Year-to-date through August 31, 1999, the Company has generated income applicable to common shares of $37,000, or $0.02 per share, basic and diluted. This compares to the prior fiscal year's first six months for which a loss of $3,497,000 or $1.80 per share was reported.

REVENUES
Revenues for the quarter ended August 31, 1999 totaled $7,309,000, as compared to $1,116,000 of revenues for the comparable quarter in the prior fiscal year. This increase is comprised of an 18.7% increase in sales from The J.M. Ney Company (JM Ney) and the non-recurrence of significant investment portfolio write-downs, which were noted in the second quarter of the prior fiscal year. Through six months, a 5.3% increase in sales from JM Ney and year-to-date net appreciation in the Company's trading portfolio have increased total revenues from $8,947,000 in the prior fiscal year to $15,510,000 in the current year.

Sales to JM Ney's largest customer grew over the prior year as a result of continued growth in demand for this customer's parts, and also the non-recurrence of the effect of the GM labor strike in the prior year, which had reduced demand for certain parts in the prior year. Also, year-to-date sales to JM Ney's former dental affiliate were approximately $352,000 lower in the current year due to the expiration in November 1998 of a three-year exclusive manufacturing agreement. Continued increases in the price of palladium helped boost sales during the three and six months periods ended August 31, 1999. Average published prices per troy ounce for this precious metal were $336.50 and $341.00, for the three and six months ended August 31, 1999, respectively, as compared with $290.50 and $302.50, for the comparable periods in the prior fiscal year. During the three and six month periods ended August 31, 1999, the products JM Ney sold contained approximately 6,130 and 12,380 troy ounces of palladium, respectively.

Investment and other income was $258,000 and $1,161,000, respectively, during the three and six months ended August 31, 1999. Significant components investment and other income of the six-month period and the comparable period for the prior fiscal year are as follows (in thousands):

                                                                             Six months ended
                                                                August 31, 1999               August 31, 1998
                                                                ---------------               ---------------
Net gains (losses) from domestic investment portfolio                $ 114                        ($1,712)
Net gains (losses) from Russian and
  Eastern European portfolio                                           464                         (3,722)
Interest and dividends                                                 149                            190
Rental income                                                          232                            267
Ultrasonics royalties                                                   42                             36
Other, net                                                             160                            265
                                                                   ----------                    ---------
                                                                     $1,161                       ($4,676)
                                                                   ----------                    ---------

The domestic and foreign portfolio gains in the current year are comprised of $798,000 of realized investment gains and a decrease of $220,000 in unrealized gains.

COST OF SALES
Cost of sales for the three months ended August 31, 1999 represented  70.1%
of net sales, as compared to cost of sales during the comparable period in the prior fiscal year, which were 64.9% of net sales. Cost of sales for the six months ended August 31, 1999 are 69.0% of net sales in the current fiscal year, as compared to 66.2% of net sales for the comparable six-month period in the prior fiscal year. These decreases in net margins are due to a) the pass-through effect of increasing palladium prices, b) lower fabrication sales to JM Ney's former dental affiliate, c) decreased pension income component of costs, and d) general pricing pressures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended August 31, 1999 totaled $1,602,000, a decrease of 11.9% from the prior fiscal year's second quarter levels. Such current year expenses represented 22.7% of net sales as compared to prior year expenses which totaled 30.7% of net sales. Through the first six months of the fiscal year, these expenses total $3,298,000, which is 4.3% lower than the comparable period in the prior fiscal year prior year's spending levels. As a percentage of sales, the current year these expenses for the six months ended August 31, 1999 equal 23.0% of net sales, as compared to 25.3% for the prior fiscal year's first six months. Lower costs to address Y2K compliance issues in the current fiscal year have contributed to the overall decrease in these expenses.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses for the three months ended August 31, 1999 totaled $561,000, which is a 20.6% increase from the prior fiscal year's second quarter expense level. For the six months ended August 31, 1999, these expenses totaled $1,133,000, or 19.0% higher than the expense level in the comparable period in the prior fiscal year. These increased costs reflect growth in JM Ney's engineering staff to further expand its' technical capabilities.

INTEREST EXPENSE
Interest expense during the three and six month periods ended August 31, 1999 were 27.0% and 21.8% lower, respectively, than the interest costs incurred during the comparable periods in the prior fiscal year. Lower interest costs from the Company's 10 1/2% debentures as a result of their annual redemption, lower margin loan borrowings, and significantly lower lease rates for palladium consignment borrowing all factored into the overall decline in interest expense.

INCOME TAX EXPENSE
Income taxes have been accrued based upon  estimated  effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES
At August 31, 1999, the Company's consolidated cash and marketable securities totaled $9,399,000, which is a 9.9% increase from February 28, 1999 levels. Reduction in JM Ney's inventory levels and the increase in the value of the Company's portfolio of marketable securities contributed to such increase. In addition, short-term borrowings were reduced by more than $2.1 million from seasonal inventory reductions and use of proceeds from the sales of securities.

Covenants contained in its borrowing agreements, restrict JM Ney from paying dividends or otherwise transferring funds to the Company outside the ordinary course of business except as defined in certain circumstances as defined. At August 31, 1999, JM Ney's working capital net of intercompany balances was $8,676,000, or 57.2% of consolidated net current assets, and its net worth, net of a $4 million subordinated note payable to the Company, totaled $7,216,000 or 43.6% of the Company's consolidated total net worth.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to the following:

The Company has expanded its investment and business development activities in Russia and Eastern Europe. Economic and political developments in these countries could significantly impact both the return on and the return of capital employed in these regions. In addition, the price and volatility of precious metals, particularly palladium and gold, could impact the market for many of JM Ney's products, as users substitute less expensive materials.

YEAR 2000 ISSUE
The Year 2000 problems stem from three main issues: two-digit date storage, leap year calculations, and special meanings for dates (i.e., 9/9/99). There is no simple solution to the Year 2000 issue due to the fact that the use of dates for calculations is pervasive throughout software and the use of these calculations is not standardized.

The Company has formalized a comprehensive Year 2000 plan that encompasses its products, vendors, customers, manufacturing equipment, technical infrastructure, facilities, telecommunications, and business systems. The plan consists of the following phases: inventory, assessment, remediation, testing, implementation, and contingency planning for each area. The plan also contains the costs associated with providing Year 2000 solutions for each area.

To date, most of the financial and operational effort has been expended in implementing Year 2000 compliant solutions for JM Ney's enterprise resource planning (ERP) systems, and technical infrastructure. This effort was completed in October 1998. In addition, the Company believes that its Year 2000 objectives for products, vendors, customers, manufacturing equipment, technical infrastructure, facilities, and telecommunications are complete, with the exception of three non-critical applications, which are scheduled for completion in December 1999. The Company believes that viable contingency plans have been developed for each area of exposure.


Through August 31, 1999,  approximately  $653,000 has been expended on Year
2000 projects, including approximately $44,000 expended in the six months ended August 31, 1999. Additional Year 2000 expenses to be incurred have been estimated to total less than $50,000. However, there can be no assurance that the Company will not incur any unanticipated costs in completing its Year 2000 compliance project, due to the difficulty in determining remediation for non-compliant manufacturing equipment.

Due to the unavailability of information regarding programmable logic controls for certain of JM Ney's manufacturing equipment, there may be some risk of failure due to date-sensitive logic controls not functioning properly. Testing conducted to date has not revealed any noncompliance, but it has not completely ruled out the possibility of exposure to interruptions in operating this machinery. The Company has contacted all third parties for which it has significant relationships, to determine the extent to which the Company could be vulnerable to failure by any of them to obtain Year 2000 compliance. While the Company has no direct control over the accuracy of their responses, the Company has been assured that these third parties have taken the required steps to assure that the flow of their products and services will not be significantly impacted by the Year 2000 issue.

The Company has developed a detailed  contingency plan addressing each Year
2000 discipline. Based upon a comprehensive review of exposure areas, the Company believes that its manufacturing and other operational and administrative activities will not be at significant risk due to the Year 2000 problem.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company and JM Ney are exposed to market risk from changes in equity security prices, certain commodity prices, interest rates and from factors that impact equity investments in Russia and the Ukraine, as discussed in the Company's Annual Report on Form 10-K for the year ended February 28, 1999. The following information is presented to update the status of the identified risks.

EQUITY SECURITIES RISK
At August 31, 1999, the Company's portfolio of savings bank stocks had a market value of $4,123,000; part of which has been pledged as security for a margin loan of $250,000.

FOREIGN INVESTMENT RISK
At August 31, 1999, the Company had a trading portfolio of Russian and Ukrainian investments with market values totaling $797,000 and a net reported value of $637,000. In addition, JM Ney's investment in a Russian bond fund has been reduced to approximately $78,000, which is anticipated to be liquidated during the next twelve months.

COMMODITY RATE RISK
During the six months ended August 31, 1999, the market price for gold declined from $287 per troy ounce to $255 per troy ounce, while the market price for palladium declined from $351 per ounce to $341 per ounce, although it ranged in price from a high of $384 to a low of $285 per ounce. Subsequent to August 31, 1999, the prices for both gold and palladium increased significantly to $325 per ounce and $390 per ounce, respectively. Such fluctuations impact selling prices and can affect profitability through changes in the demand for JM Ney's products, or from increased costs to replace sold metals.

As noted in Note 3 to the Consolidated Financial Statements as of August 31, 1999, JM Ney's precious metals inventory levels were below the prior fiscal year end levels. For purposes of reporting cost of sales on a LIFO basis, at that date such inventory levels, if remaining at February 29, 2000 would cause a decrease in the LIFO reserve of approximately $2,321,000 and a corresponding decrease to cost of sales. As a result of subsequent increases in precious metals prices, the restoration of LIFO layer levels at these prices would result in an increase in cost of sales of approximately $740,000.

INTEREST RATE RISK

The interest cost of JM Ney's use of precious metal hedges in the form of consignment borrowing in recent years has experienced significant fluctuations. During the quarter ended May 31,1999, the interest costs of such arrangements fell from 38% per annum to 5% per annum. During the quarter ended August 31, 1999, JM Ney also reduced surcharges to its customers that were instituted to offset the cost of hedging the purchases of precious metals from refining customers. Subsequent to August 31, 1999, lease rates for palladium and platinum have increased. Due to the increased levels of consignment borrowings, particularly in palladium, JM Ney has increased risk with respect to the additional costs associated with these higher lease rates.

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

     James S. Cathers and Sylvia Jean Cathers, his wife v. Kerr Corporation, Whip-Mix Corporation, The JM Ney Company and Dentsply Corporation, Inc.

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

     Avisma Titano - Magnesium Kombinat v. Dart Management, Inc., Andersen Group, Inc., Francis E. Baker et al

In  August  1999,  Avisma  Titano  -  Magnesium  Kombinat  ("Avisma"),   an
industrial company located in Berezniki, Sverdlovsk Russian Federation, filed a suit in the United States District Court in New Jersey against several parties, including the Company and the Company's Chairman, Francis E. Baker, seeking to recover in excess of $150 million in damages for harm allegedly caused by fraud and "money laundering" by which tens of millions of dollars were purportedly misappropriated for the benefit of an investor group, of which the Company and certain of its Directors were a part. The Company and Mr. Baker deny any and all wrong doing alleged by the plaintiff. As disclosed in various of its filings with the Securities and Exchange Commission, the Company, along with Mr. Baker and other members of the Company's Board of Directors, made an investment in Avisma, and, by virtue of the merger of Avisma into VSMPO, currently still holds an investment interest through their holdings of VSMPO stock. However, this investment did not result in any payments being made to the Company or Mr. Baker for any purpose. scheme.

The Company and Mr. Baker intend to continue to vigorously defend this suit as to which the Company believes it has numerous meritorious defenses. As of this date, the Company has not provided for, nor does it expect to be required to provide for any liability associated with this case nor does it believe any reserve would be appropriate.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits required by Item 601 of Regulation S-K:

     Exhibit               Description

     Exhibit 11            Statement re: Computation of Per Share Earnings.

     Exhibit 27            Financial Data Schedule.


(b) No reports on Form 8-K were filed during the quarter ended August 31, 1999.

                                                                                                                         Exhibit 11
                              ANDERSEN GROUP, INC.
                 Statement Re: Computation of Per Share Earnings
                      (In thousands, except per share data)

                                                                     Three Months Ended          Six Months Ended
Calculation of basic earnings                                         August 31, 1999             August 31, 1999
                                                                      ---------------             ---------------
   per share:
Numerator for basic and diluted earnings per share:

Net (loss) income                                                          ($223)                         $     37
                                                                           ======                         ========

Denominator for basic earnings per share:
Weighted average number of shares outstanding during
   the period                                                               1,932                            1,930

Effect of dilutive securities - stock options                                  20                               13
                                                                           -------                        --------
Denominator for diluted earnings per share                                  1,952                            1,943
                                                                           =======

Basic earnings per share                                                  ($0.12)                            $0.02
                                                                          =======                            =====

Diluted earnings per share                                                ($0.12)                            $0.02
                                                                          =======                            =====

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDERSEN GROUP, INC.

By:
         Oliver R. Grace
         President and Chief Executive Officer

Date:    October 12, 1999



By:
         Peter R. Barker
         Vice President and Chief Financial Officer

Date:    October 12, 1999