Form 10-Q
period 1999-11-30
ANDERSEN GROUP INC
filed 2000-01-14
CIK 6383

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999
                                       OR

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


            As  of  January  6,  2000,   there  were  1,934,732  shares  of  the
Registrant's $.01 par value common stock outstanding.

Title                                           Outstanding

Common Stock, $0.01 par value per share         Authorized 6,000,000 shares;
                                                Issued 1,958,478









                              ANDERSEN GROUP, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                        Page No.

Part I - Financial Information

  Item 1 - Financial Statements:

  Consolidated Balance Sheets November 30, 1999 and February 28, 1999        3

  Consolidated  Statements of Operations for the Three
and Nine Months Ended  November 30, 1999 and 1998                            4

  Consolidated Statements of Cash Flows for the
Nine Months Ended November 30, 1999 and 1998                                 5

  Notes to Consolidated Financial Statements                                 6

  Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations                                8

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk       10


Part II - Other Information

         Item 1 - Legal Proceedings                                         11

         Item 4 - Submission of Matters to a Vote of Security Holders       12

         Item 6 - Exhibits and Reports on Form 8-K                          12


Signatures                                                                  13

Part I.  Financial Information
Item 1.  Financial Statements


                              ANDERSEN GROUP, INC.
                           Consolidated Balance Sheets
                                 (In thousands)



                                                    November 30, 1999              February 28, 1999
                                                     -----------------              -----------------
ASSETS                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                              $ 3,879                        $ 2,541
   Marketable securities                                    4,270                          6,014
   Accounts and other receivables less
     allowances of $105 and $110                            4,922                          4,098
   Inventories                                              3,653                          7,821
   Prepaid expenses and other assets                          213                            100
                                                          -------                         ------

     Total current assets                                  16,937                         20,574

Property, plant and equipment, net                          8,990                          9,305
Prepaid pension expense                                     5,108                          5,033
Investments                                                   221                            206
Other assets                                                2,749                          2,001
                                                          -------                         ------

                                                          $34,005                        $37,119
                                                          =======                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                     $ 565                          $ 443
   Short-term borrowings                                      368                          2,356
   Accounts payable                                           590                            659
   Other current liabilities                                1,143                          1,501
   Deferred income taxes                                      408                            582
                                                           ------                          -----

     Total current liabilities                              3,074                          5,541

Long-term debt, less current maturities                     3,187                          3,729
Subordinated note payable, net of unamortized discount      7,351                          7,329
Other liabilities                                           1,901                          1,902
Deferred income taxes                                       2,394                          2,189
                                                           ------                          -----

     Total liabilities                                     17,907                         20,690
                                                           ------                         ------

Commitments and contingencies

Stockholders' equity:
   Cumulative convertible preferred stock                  4,769                          4,769
   Common stock                                               20                             20
   Treasury stock                                           (105)                          (142)
   Receivable from officer                                  (200)                          (250)
   Additional paid-in capital                              5,329                          5,339
   Retained earnings                                       6,285                          6,693
                                                           -----                          -----

     Total stockholders' equity                           16,098                         16,429
                                                          ------                         ------

                                                         $34,005                        $37,119
                                                         =======                        =======
See accompanying notes to consolidated financial statements.







                              ANDERSEN GROUP, INC.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)


                                                   Three months ended                             Nine months ended
                                        November 30, 1999     November 30, 1998           November  30, 1999   November 30, 1998
Revenues:
   Net sales                                   $6,633             $ 6,545                        $20,982             $20,168
   Investment and other income (loss)             (88)              1,297                          1,073              (3,379)
                                               ------             -------                        -------             -------

                                                6,545               7,842                         22,055              16,789
                                               ------             -------                        -------             -------

Costs and expenses:
   Cost of sales                                4,693               4,330                         14,590              13,352
   Selling, general and administrative          1,499               1,583                          4,797               5,029
   Research and development                       516                 502                          1,649               1,454
   Interest expense                               440                 406                          1,211               1,392
                                                -----             -------                         ------              ------

                                                7,148               6,821                         22,247              21,227
                                                -----             -------                        -------              ------

Income (loss) before income taxes                (603)              1,021                          (192)              (4,438)
Income tax expense (benefit)                     (255)                410                           (73)              (1,751)
                                                -----             -------                        ------                -----

Net income (loss)                                (348)                611                          (119)              (2,687)
Preferred dividends                               (97)               (96)                          (289)                (295)
                                                -----             --------                       ------               ------

Income (loss) applicable to common
  shares                                        ($445)             $ 515                          ($408)             ($2,982)
                                               ======              =====                         ======              =======

Earnings (loss) per common share:
   Basic                                       ($0.23)             $0.27                         ($0.21)              ($1.54)
                                               ======              =====                         ======               ======

   Diluted                                     ($0.23)             $0.27                         ($0.21)              ($1.54)
                                               ======              =====                         ======               ======

See accompanying notes to consolidated financial statements.



                              ANDERSEN GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                   Nine months ended
                                                                      November 30, 1999         November 30, 1998

Cash flows from operating activities:
Net loss                                                                    ($119)                   ($2,687)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
     Depreciation, amortization and accretion                               1,103                      1,059
     Gain on sale of property                                                   -                        (25)
     Deferred income taxes                                                     31                     (1,677)
     Pension income                                                           (75)                      (358)
     Net (gains) losses from marketable securities
       and investments                                                       (299)                      4,437
     Purchases of marketable securities                                      (196)                     (1,732)
     Proceeds from sales of marketable securities                           2,239                       1,783

     Changes in operating assets and liabilities:
     Accounts and other receivables                                          (824)                      (636)
     Inventories                                                            4,168                      2,321
     Prepaid expenses and other assets                                       (226)                        98
     Accounts payable                                                         (69)                      (310)
     Accrued expenses and other long-term obligations                        (361)                      (280)
                                                                            -----                      -----

     Net cash provided by operating activities                              5,372                      1,993
                                                                            -----                      -----

Cash flows from investing activities:
     Purchases of property and equipment, net                              (1,413)                    (1,268)
     Proceeds from sale of property                                             -                        223
     Proceeds from sale of subsidiary                                           -                      2,400
                                                                           -------                     -----

     Net cash (used in) provided by investing activities                   (1,413)                     1,355
                                                                           ------                      -----

Cash flows from financing activities:
     Principal payments on long-term debt                                    (420)                      (592)
     Repayment of short-term debt, net                                     (1,988)                      (996)
     Stock options exercised                                                    5                         49
     Sale (purchase) of treasury stock, net                                    21                        (38)
     Preferred dividends paid                                                (289)                      (304)
     Officer receivable repaid                                                 50                          -
                                                                           ------                     ------

     Net cash used in financing activities                                 (2,621)                    (1,881)
                                                                           ------                     ------

     Net increase in cash and cash equivalents                              1,338                      1,467

     Cash and cash equivalents - beginning of period                        2,541                      2,516
                                                                           ------                     ------

     Cash and cash equivalents - end of period                             $3,879                     $3,983
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

(2)      Marketable Securities

         Marketable securities consisted of the following (in thousands):


                                                  November 30, 1999                  February 28, 1999
                                                  -----------------                  -----------------
Common stock of savings banks                          $3,616                             $5,362
FM Emerging Russia Fund                                   572                                294
Portfolio of Ukraine stocks                               160                                108
Common stock of Bank Handlowy                               -                                217
Renaissance Russian Bond Fund                              68                                 98
Valuation reserve - foreign investments                  (146)                               (65)
                                                        -----                              -----

                                                       $4,270                             $6,014
                                                       ======                             ======

At November 30, 1999, $114,000 of the valuation reserve relates to the Company's investment in the FM Emerging Russia Fund to provide for liquidity and volatility concerns. At February 28, 1999, this fund was recorded at 10% of its original cost as a result of a significant decline in the market value for Russian securities and increased liquidity concerns as a result of market conditions for these securities. Accordingly, no amount was reflected as a valuation reserve at that date. The remaining valuation reserve has been established for the portfolio of Ukrainian common stock and for the investment in Bank Handlowy.

(3)      Inventories

         Inventories consisted of the following (in thousands):


                                                  November 30, 1999                  February 28, 1999
                                                  -----------------                  -----------------
Raw material                                            $1,549                             $ 3,498
Work in process                                          3,162                               4,661
Finished goods                                           1,990                               2,710
                                                         -----                              ------
                                                         6,701                              10,869
LIFO Reserve                                             3,048                               3,048
                                                         -----                              ------
                                                        $3,653                             $ 7,821
                                                        ======                             =======

At November 30, 1999, the precious metal inventory levels of The J.M. Ney Company, which are valued on a LIFO basis, were lower than the prior fiscal year-end levels. Due to the interim nature of these financial statements, no adjustment of the LIFO reserve has been recognized in the Consolidated Statement of Operations. Had such inventory levels been determined to be permanent in nature, at November 30, 1999, there would have been a decrease in the LIFO reserve of approximately $1,657,000. Due to the deferral of the price variance impacts of certain transactions, the corresponding reduction in cost of sales would have been approximately $1,543,000.

(4)      Income Taxes

         Income tax expense is based upon an estimate of the effective income tax rate for the current fiscal year.


(5)      Earnings Per Share

         Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding. Diluted net income per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive. For the three and nine-month periods ended November 30, 1999, the effect of such conversions has been antidilutive.

(6)      Business Segments and Export Sales

       During the nine months ended November 30, 1999, the Company operated in two segments; Electronics, which comprises the operations of The J.M. Ney Company; and Corporate, which includes the Company's investments, real estate and corporate administrative activities. Operating income consists of net sales, investment and other income, less cost of sales and selling, general and administrative expenses directly allocated to the industry segments. Corporate revenues consist of investment and other income not attributable to JM Ney. Corporate identifiable assets include marketable securities and short-term investments, and assets not directly attributable to JM Ney.

Summarized financial information for business segments is as follows (in thousands):

Nine months ended:                              November 30, 1999           November 30, 1998
                                                -----------------           -----------------

Revenues:
  Electronics                                         $21,118                     $20,161
  Corporate                                               937                      (3,372)
                                                      -------                      ------
                                                      $22,055                     $16,789
                                                      -------                     -------
Operating income (loss):
  Electronics                                         $ 1,129                     $ 2,041
  Corporate                                              (110)                     (5,087)
                                                      -------                     -------
                                                      $ 1,019                     ($3,046)
                                                      -------                     -------
Interest expense:
  Electronics                                         $   886                      $ 1,005
  Corporate                                               325                          387
                                                      -------                      -------
                                                      $ 1,211                      $ 1,392
                                                      -------                      -------
Depreciation, amortization and accretion:
  Electronics                                           $ 988                        $ 940
  Corporate                                               115                          119
                                                       ------                      -------
                                                      $ 1,103                      $ 1,059
                                                      -------                      -------
Capital expenditures:
  Electronics                                         $ 1,398                      $ 1,246
  Corporate                                                15                           22
                                                      -------                      -------
                                                      $ 1,413                      $ 1,268
                                                      -------                      -------

As of:                                            November 30, 1999           February 28, 1999
                                                  -----------------           -----------------
Identifiable assets:
  Electronics                                         $24,652                     $25,900
  Corporate                                             9,353                      11,219
                                                      -------                     -------
                                                      $34,005                     $37,119
                                                      -------                     -------

Export sales for the nine months ended November 30, 1999 and 1998 were $4,244,000 and $3,140,000, respectively. Such sales were made primarily to customers in Europe and the Pacific Rim.

During the nine months ended November 30, 1999, sales to a single customer accounted for 18.3% of net sales. During the nine months ended November 30, 1998, sales to this customer and another customer accounted for 14.7% and 13.0% of net sales, respectively.



(7)      Related Party Transactions

         At November 30, 1999, the Company held a $200,000 note receivable from a former executive officer of the Company. The note is due in January 2001, and bears interest at 7% per annum. The note was received in the prior fiscal year as part of the consideration for the purchase of 62,500 shares of the Company's common stock by the former officer and is secured by such shares. The amount due under the note is presented in the Stockholders' Equity section of the Consolidated Balance Sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended November 30, 1999, the Company incurred a net loss applicable to common shares of $445,000, or $0.23 per share, basic and diluted. For the comparable period in the prior fiscal year, the Company reported net income applicable to common shares of $515,000, or $0.27 per share, basic and diluted. Year-to-date through November 30, 1999, the Company has incurred a net loss applicable to common shares of $408,000, or $0.21 per share, basic and diluted. For the comparable period in the prior fiscal year, the Company incurred a net loss applicable to common shares of $2,982,000, or $1.54 per share, basic and diluted.

REVENUES
Revenues for the quarter ended November 30, 1999, totaled $6,545,000, as compared to $7,842,000 for the comparable quarter in the prior fiscal year. This decrease is the result of significant gains in the Company's domestic investment portfolio in the prior year's third quarter, which were non-recurring in the current year. Through nine months, a 4.0% increase in sales from JM Ney and the non-recurrence of prior fiscal year declines in the Company's trading portfolio, have increased in an increase in total revenues from $16,789,000 in the prior fiscal year to $22,055,000 in the current year.

Year-to-date sales to JM Ney's former dental affiliate were approximately $557,000 lower in the current year due to the expiration in November 1998 of a three-year exclusive manufacturing agreement. The pass-through effect of continued increases in the price of palladium helped boost sales during the three and nine-month periods ended November 30, 1999. Average published prices per troy ounce for palladium were $383 and $355, for the three and nine months ended November, 30, 1999 respectively, as compared with $280 and $295, for the comparable periods in the prior fiscal year. During the three and nine month periods ended November 30, 1999, the products JM Ney sold contained approximately 4,989 and 17,373 troy ounces of palladium, respectively.

Investment and other income (loss) totaled $(88,000) and $1,073,000, respectively, during the three and nine months ended November 30, 1999. Significant components of investment and other income (loss) for the nine-month period and the comparable period of the prior fiscal year are as follows (in thousands):



                                                                             Nine Months ended
                                                             November 30, 1999               November 30, 1998
                                                             -----------------               -----------------
Net losses from domestic trading portfolio                        ($ 109)                         ($ 724)
Net gains (losses) from Russian and
  Eastern European portfolio                                         457                          (3,417)
Interest and dividends                                               199                             150
Rental income                                                        329                             398
Other, net                                                           197                             214
                                                                   -----                           -----

                                                                  $1,073                         ($3,379)
                                                                  ======                         ========

The domestic and foreign portfolio gains in the current year are comprised of $762,000 of realized investment gains and net decreases of $414,000 in unrealized gains.

COST OF SALES
Cost of sales for the three months ended November 30, 1999 represented 70.8% of net sales, as compared to cost of sales during the comparable period in the prior fiscal year, which were 66.2% of net sales. Cost of sales for the nine months ended November 30, 1999 were 69.5% of net sales, as compared to 66.2% of net sales for the comparable period in the prior fiscal year. On an absolute basis gross margin of $1,940,000 during the three months ended November 30, 1999 was $275,000 lower gross margin during the comparable period in the prior fiscal year, and year-to-date gross margin of $6,392,000 is $424,000 lower than gross margin during the comparable period in the prior fiscal year. These decreases in net margins are due to a) the pass-through effect of increasing palladium prices, b) lower fabrication sales to JM Ney's former dental affiliate, c) decreased pension income component of costs, and d) general pricing pressures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended November 30, 1999 totaled $1,499,000, a decrease of 5.3% from the prior fiscal year's third quarter levels. Such current year expenses represented 22.6% of net sales, as compared to prior year expenses, which totaled 24.2% of net sales. Through the first nine months of the fiscal year, these expenses totaled $4,797,000, which is 4.6% lower than the comparable period in the prior fiscal year. As a percentage of sales, these expenses for the nine months ended November 30, 1999 equal 22.9% of net sales, as compared to 24.9% of net sales for the comparable period in the prior fiscal year. Lower costs to address Y2K compliance issues in the current fiscal year have contributed to the overall decrease in these expenses.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses for the three months ended November 30,1999 totaled $516,000, which is a 2.8% increase from the expense level in the comparable period of the prior fiscal year. For the nine months ended November 30, 1999, these expenses totaled $1,649,000, or 13.4% more than the expense level in the comparable period in the prior fiscal year. These increased costs reflect growth in JM Ney's engineering staff to further expand its technical capabilities.

INTEREST EXPENSE
Interest expense during the nine months ended November 30, 1999 totaled $1,211,000, which is 13.0% lower than the costs incurred during the comparable period of the prior fiscal year. Lower interest costs from the Company's 10 1/2% debentures as a result of the annual redemption, lower margin loan borrowings, and lower average lease rates for palladium hedges all factored into the decline in this expense.

INCOME TAX EXPENSE
Income taxes have been accrued based upon estimated effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES
At November 30, 1999, the Company's consolidated cash and marketable securities totaled $8,149,000, which is a 4.7% decrease from February 28, 1999 levels. This reduction is primarily the result of a decrease in short-term borrowings and long-term debt of approximately $2.4 million, which was partially offset by cash generated from a reduction of JM Ney's inventory levels through sale and lease back transactions and normal attrition of inventory.

As a result of covenants contained in its borrowing agreements, JM Ney is restricted from paying dividends or otherwise transferring funds to the Company outside the ordinary course of business except as permitted in certain covenants. At November 30, 1999, JM Ney's working capital was $8,352,000, or 49% of consolidated net current assets, and its net worth, net of a $4 million subordinated note payable to the Company, totaled $7,127,000, or 44.3% of the Company's consolidated total net worth.

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

YEAR 2000
The Year 2000 problem stems from three main issues: two-digit date storage, leap year calculations, and special meanings for dates (i.e., 9/9/99). There is no simple solution to the Year 2000 problem due to the fact that the use of dates for calculations is pervasive throughout software and the use of these calculations is not standardized.

Over the past two years, the Company formalized and implemented a comprehensive plan to address the Year 2000 problem which encompassed its products, vendors, customers, manufacturing equipment, technical infrastructure, facilities, telecommunications and business systems. In this process, the Company expended approximately $653,000, including approximately $45,000 expended during the nine months ended November 30, 1999. These amounts exclude the cost of system upgrades that were required to be made to meet other operational requirements.

As of the date of this filing, the Company has not experienced any Year 2000 problems that have affected its operations, the realization of financial assets, or its results of operations. The Company will continue to monitor its operations for non-compliant components. The Company is also monitoring its open transactions with customers and vendors to ensure that there are no undetected Year 2000 problems that could have a material adverse effect on the Company or its operations.

As of the date of this filing, the Company believes that there is no remaining significant risk or exposure to the Company as a result of the Year 2000 issue.

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

EQUITY SECURITIES RISK
At November 30, 1999, the Company's portfolio of savings bank stocks had a market value of $3,616,000, part of which has been pledged as security for a margin loan of $368,000.

FOREIGN INVESTMENT RISK
At November 30, 1999, the Company had a trading portfolio of Russian and Ukrainian investments with market values totaling $732,000 and a net reported value of $586,000. In addition, JM Ney's investment in a Russian bond fund has been reduced to approximately $68,000, which is anticipated to be liquidated during the next twelve months.

COMMMODITY RATE RISK
During the quarter ended November 30, 1999, the market price for gold increased from $255 per troy ounce to $292 per troy ounce, while the market price of palladium increased from $340 per ounce to $394 per ounce. Gold prices ranged as high as $325 per troy ounce during the quarter, while the high for palladium was $415 per troy ounce. Such fluctuations impact selling prices and can affect reported profitability and the demand for JM Ney's products.

As noted in Note 3 to the Consolidated Financial Statements as of November 30, 1999, JM Ney's precious metals inventory levels were below the prior fiscal year-end levels. If such levels remain at February 29, 2000, the LIFO inventory reserve would decrease by approximately $1,657,000 and thus, the reported values of inventory would increase by a similar amount. Due to the deferral of the price variance impacts of certain transactions, the cost of sales reported would be reduced by approximately $1,543,000.

The restoration of LIFO layers at November 30, 1999 prices would result in an increase in reported cost of sales of approximately $525,000, including the recognition of currently deferred items.

As of November 30, 1999, the market value of the precious metal content of JM Ney's inventory was approximately $440,000 higher than the recorded value, prior to LIFO adjustment. This increase is primarily due to increases in the market value of palladium and platinum at that date.

INTEREST RATE RISK
The interest cost of JM Ney's use of precious metal hedges in the form of consignment borrowings in recent years has experienced significant fluctuations. During the first nine months of this year, the interest costs of such arrangements ranged from 38% per annum to 5% per annum and ended the third quarter around 11% per annum. Subsequent rates have increased to 21%. During the second quarter, JM Ney reduced surcharges to its customers that were instituted to offset the cost of hedging the purchases of precious metals from refining customers. The Company also has a margin loan of $368,000, which bears interest at rates which fluctuate with market conditions.

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

James S. Cathers and Sylvia Jean Cathers, his wife v. Kerr Corporation, Whip-Mix Corporation, The J.M. Ney Company and Dentsply Corporation, Inc.

As originally reported in the Company's Form 10-Q for the quarter ended August 31, 1997, in August 1997, JM Ney was included as a defendant in an asbestos related civil action for negligence and product liability filed in the Court of Common Pleas of Allegheny County, Pennsylvania, in which the Plaintiffs claim damages in excess of $30,000 (the jurisdictional limit) from being exposed to asbestos and asbestos products alleged to have been manufactured and supplied by the defendants, including JM Ney's former Dental Division, while one of the Plaintiffs worked in a dental lab from 1960 to 1986 at an unspecified location in Pittsburgh, Pennsylvania. The Plaintiffs allege that this exposure to asbestos and asbestos products caused the wrongful death of one of the Plaintiffs from cancer (mesothelioma). The Plaintiffs have not provided any specific allegations of facts as to which defendants may have manufactured or supplied asbestos and asbestos products which are alleged to have caused the injury.

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

Avisma Titano - Magnesium Kombinat v. Dart Management, Inc.,
Andersen Group, Inc., Francis E. Baker et al

On August 18, 1999, Avisma Titano - Magnesium Kombinat ("Avisma"), an industrial company located in Berezniki, Sverdlovsk, Russian Federation, and organized under the laws of the Russian Federation, filed suit in the United States District Court in New Jersey against numerous shareholder parties, including, among others, the Company and the Company's Chairman, Francis E. Baker. Recently, on December 10, 1999, Avisma filed an amended Complaint in which, among other things, the Company was dropped from the lawsuit and is thus no longer a party defendant. Mr. Baker, who also serves as a Director of the company, remains a named defendant.

The suit purportedly seeks to recover in excess of $150 million in damages allegedly arising out of harm allegedly caused by fraud and "money laundering", that is, in which it was claimed that funds were purportedly misappropriated away from Avisma for the benefit of the Western-based investor group of which the Company and certain Directors are a part. The Company and Mr. Baker have denied any and all wrong doing alleged by the plaintiff and believe that this lawsuit was and continues to be motivated for purposes of using inflammatory allegations in the U.S. to gain some kind of "leverage" in on-going business relations in which the investors are seeking to bring Western-style accounting and management controls to and for the benefit of the Russian company and its shareholders.

As previously disclosed in various of its filings with the Securities and Exchange Commission, both the Company and Mr. Baker, along with other members of the Company's Board of Directors, made an investment in Avisma, and, by virtue of the merger of Avisma into another Russian Federation corporation (namely, "VSMPO") in 1998, currently still holds a small, minority investment interest through the holdings of VSMPO stock.

Mr. Baker, who is indemnified by the Company for conduct within the scope of his position as Chairman and Director, intends to continue to vigorously defend this suit, as to which it is believed there are numerous meritorious defenses. As of this date, the Company has not provided for any reserve for any liability associated with this case, nor does it believe any reserve would be appropriate since based on the Company's present understanding of the facts associated with Avisma's operations and of relevant U.S. laws, liability of either Mr. Baker, or derivatively, the Company, would be entirely speculative.


Item 4.  Submission of Matters to a Vote of Security Holders - None



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-K:

     Exhibit               Description

     Exhibit 11            Statement re: Computation of Per Share Earnings.

     Exhibit 27            Financial Data Schedule.


No reports on Form 8-K were filed during the quarter ended November 30, 1999.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDERSEN GROUP, INC.

By:      /s/ Oliver R. Grace, Jr.
         Oliver R. Grace, Jr.
         President and Chief Executive Officer

Date:    January 11, 2000


By:      /s/Andrew M. O'Shea
         Andrew M. O'Shea
         Chief Financial Officer
Date:    January 11, 2000


                                                                                                                     Exhibit 11
                              ANDERSEN GROUP, INC.
                 Statement Re: Computation of Per Share Earnings
                      (In thousands, except per share data)



                                                           Three Months Ended          Nine Months Ended
Calculation of basic earnings                              November 30, 1999           November 30, 1999
                                                           -----------------           -----------------
   per share:
Numerator for basic and diluted earnings per share:

Net loss                                                          ($445)                   ($ 408)
                                                                   ====                     =====

Denominator for basic earnings per share:
Weighted average number of shares outstanding during
   the period                                                     1,934                      1,931
Effect of dilutive securities                                         -                          -
                                                                  -----                      -----
Denominator for diluted earnings per share                        1,934                      1,931
                                                                  =====                      =====

     Basic earnings per share                                    ($0.23)                    ($0.21)
                                                                 ======                     ======

     Diluted earnings per share                                  ($0.23)                    ($0.21)
                                                                 ======                     ======