Form 10-K
period 2000-02-29
ANDERSEN GROUP INC
filed 2000-05-30
CIK 6383

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended February 29, 2000             or

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

 Name
of Each exchange

        Title of each class                               on which registered
        -------------------                              ----------------------
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

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the Registrant based upon the average bid and asked prices on May 18, 2000, as reported on The NASDAQ Stock Market, was approximately $12,239,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 16, 2000, there were 2,051,947 shares of Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:


                   The exhibit index is located on page E-1

                              ANDERSEN GROUP, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

   PART I.


   Item 1.   Business.........................................................3
   Item 2.   Properties.......................................................8
   Item 3.   Legal Proceedings................................................8
   Item 4.   Submission of Matters to a Vote of Security Holders.............10


   PART II.

   Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters..........................................................10
   Item 6.    Selected Financial Data........................................10
   Item 7. Management's Discussion and Analysis of Financial Condition and
           Results ofOperations..............................................11
   Item 7a. Quantitative and Qualitative Disclosures about Market Risk.......18
   Item 8. Financial Statements and Supplementary Data.......................20
   Item 9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................41


   PART III.

   Item 10.  Directors and Executive Officers of the Registrant...............41
   Item 11.  Executive Compensation...........................................42
   Item 12.  Security Ownership of Certain Beneficial Owners and Management...47
   Item 13.  Certain Relationships and Related Transactions...................50


   PART IV.

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..52


   Signatures.................................................................55

PART I

ITEM 1.     BUSINESS.

General

     Andersen  Group,  Inc.,   referred  to  herein  as  the  "Company"  or  the
"Registrant", was incorporated under the laws of the State of Connecticut in 1951. On April 24, 1998, the Company re-incorporated to the State of Delaware.

The Company has  historically  made  investments  in companies  that operated in several highly diverse segments, and which required extensive management participation in operation and restructure. These segments have included dental distribution and manufacture, electronics manufacturing and supply businesses, ultrasonic cleaning equipment, communications electronics, medical products and services and video products. Recently, the Company also made investments that do not require extensive management participation. These passive investments have included investments in certain U.S.- based financial institutions and in the securities of Russian and Eastern European companies. During the fiscal year ended February 29, 2000 ("FY2000") the Company sold its entire portfolio of
U.S.-  based  financial   institutions  and  certain  of  its  Eastern  European
securities.

Since 1991 the Registrant's primary investment, currently comprising approximately 70% of the Company's total consolidated assets, has been The J.M. Ney Company ("JM Ney"), which historically operated in three industry segments:
Electronics, Ultrasonic Cleaning Equipment and Dental. In November 1995, JM Ney sold the assets and certain liabilities of the Dental segment. Effective February 28, 1998, substantially all of the assets of the Ultrasonic Cleaning Equipment segment were sold.

During the fiscal year ended February 29, 1996, the Company acquired a 50% ownership interest in ABC Moscow Broadband Communication Ltd. ("Moscow Broadband"), formerly known as Treglos Investments Limited, a Cyprus-based company which had a 6% ownership interest in the Institute for Automated Systems ("IAS"), a Russian telecommunications company which had plans to develop a data transmission network through the Commonwealth of Independent States ("CIS"). During the fiscal year ended February 28, 1999, as a result of the collapse in the market value for Russian securities, this investment in Moscow Broadband was written down to $84,000, which was 10% of its then carrying value.

During FY2000, Moscow Broadband, through the efforts of the Company, developed the opportunity to participate with OAO Moskovskaya Telecommunikatsionnaya Corporatisiya ("Moscow Telecommunications Company", or "COMCOR") in the ownership, funding and operation of ZAO ComCor-TV ("ComCor-TV") for the purpose of delivering cable television, high-speed data transmission and Internet access, and IP telephony to up to 1,500,000 homes and businesses throughout the Moscow, Russia region.

In connection therewith, the Company invested an additional $4,000,000 in cash into a private placement of Moscow Broadband common stock and was credited with $500,000 for costs incurred from FY96 through FY00, which it converted into an additional 500 shares of Moscow Broadband common stock. As a result of this private placement, the Company's ownership percentage in Moscow Broadband was diluted from 50% to 25%, but the Company has received irrevocable proxies from a majority of the voting shares to control Moscow Broadband shareholder voting matters until February 2, 2001.

Industry Segment Information

Financial  information regarding the Company's industry segments is contained in
Note 19 to the Registrant's Consolidated Financial Statements contained in Item 8 herein.

Description of Business

During FY2000, the Company operated in two business segments, Electronics and Corporate. The Electronics segment is comprised of the activities of JM Ney. Corporate activities are comprised of investment activities. As previously noted, the Ultrasonic Cleaning Equipment segment was sold effective February 28, 1998, and has been treated as a discontinued operation in the Company's Consolidated Financial Statements.

Electronics Segment

Products.  The  Electronics  segment  is a  full-service,  materials  and  parts supplier to various automotive, medical, industrial electronics, telecommunications and military market segments. JM Ney's fully integrated approach includes not only the manufacture of metal alloys, specializing in various trademarked precious metal alloys, but also the design, engineering and fabrication of custom precision products. The fabrication capabilities include wire drawing, rolling from ingot to foil, precision turning, stamping, injection and insert molding, as well as complex tool making.

JM Ney specializes in the custom engineering, design and manufacturing of precision metal contacts and insert molded contact assemblies and connectors aimed at low amperage applications. Electrical contacts made utilizing precious metals, including gold, platinum, palladium and silver, are considered extremely dependable as the materials are inert and highly resistant to corrosion and wear. In developing a finished contact or connector assembly, JM Ney's technical staff works closely with customers, typically on an engineer-to-engineer level, in order to design a product that meets all of the metallurgical, electronic, dynamic and other performance specifications required for the customer's applications. JM Ney designs and builds the necessary molds and tools, and designs and manufactures the end product. By controlling the total process, JM Ney believes it has a competitive advantage over other companies in technology, cost and response time. JM Ney has attained ISO 9001 certification and QS9000 certification for the manufacture of its products, as well as approval by the Japanese Industrial Standards (JIS) and meets "Good Manufacturing Practices" of the United States Food and Drug Administration.

In connection with the sale of the assets and liabilities of the Company's Dental segment in November, 1995, JM Ney (and the Company, solely for purposes of a non-competition covenant) entered into a three-year manufacturing agreement to alloy and fabricate precious metals for Ney Dental International, Inc. (NDI), a successor company to the purchaser of JM Ney's dental business. As part of this agreement, JM Ney and the Company agreed, for a ten-year period, not to sell alloys, equipment or merchandise into the dental market that NDI serves. JM Ney, however, is permitted to continue producing, selling and marketing precious metal copings and other machined and molded parts and material for use in the dental implant industry. Although this three-year manufacturing agreement expired in November 1998, JM Ney still manufactures products for NDI's successor, but at significantly reduced levels.

Competition. JM Ney's business has direct competition from a limited number of companies with regard to the manufacture of low amperage metal contacts, contact assemblies, and molded connectors due to the extreme high precision and inherent risks which accompany the engineering and manufacture of precious metals (i.e., high start-up and inventory costs, theft, etc.). While some competitors offer similar products, the Company believes that these operations lack the degree of vertical integration to compete effectively across the entire spectrum of products. JM Ney faces competition from companies such as Polymetallurgical, Cendres and Metaux, MicroContacts, and Brainin Advance Industries.

Sales and Marketing. JM Ney sells to more than 800 customers, with approximately 79% of its sales being made to customers in the United States. JM Ney's domestic sales force includes both direct field sales and manufacturers' representatives located in key geographic markets. Internationally, JM Ney sells through manufacturers' representatives, independent distributors and original equipment manufacturers.

During FY2000, sales to First Inertia, Inc. comprised 17.7% of total net sales. No other single customer accounted for more than 10% of the Company's net sales. At February 29, 2000, JM Ney had booked firm orders for future shipments totaling $7,172,000, which is a 39.3% increase over the backlog of $5,148,000 recorded as of February 28, 1999.

Research and Development. During fiscal years 2000, 1999, and 1998, research and
development   expenses  from  continuing   operations   totaled   approximately,
$2,203,000, $1,888,000 and $1,444,000, respectively.

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

Corporate Segment

The Corporate Segment is comprised of the Company's investment and administrative activities. This includes the management of the Company's trading portfolios and long-term investments, as described below. This segment also includes the operations of Andersen Realty, Inc., which holds a 108,000 square foot office building in Bloomfield, Connecticut, and the monitoring of the Company's continuing interest in the ultrasonic cleaning technology sold during the fiscal year ended February 28, 1998. Such continuing interest is represented by royalties received pursuant to a technology assignment agreement, as amended, which was entered into with the buyer of the former Ultrasonics Cleaning
Equipment segment. During FY2000, the Company recognized $42,000 of royalty revenue pursuant to this agreement.

Trading Portfolio. At February 29, 2000, the Company had a portfolio of short-term investments with a carrying value of $926,000. The reported amount is reflected net of a $213,000 valuation reserve to provide for volatility and liquidity concerns relating to marketable investments in the Ukraine and Russia. These investments include an investment in the FM Emerging Russia Fund with a net recorded value of $660,000, a portfolio of common stocks of companies based in the Ukraine, with a net recorded value of $191,000 and JM Ney's investment in a Russian bond fund with a fair value of $75,000. JM Ney expects to realize this investment during the next 12 months through the receipt of periodic liquidating distributions. A portfolio of common stocks of domestic savings banks and certain Eastern European common stocks were sold during the most recent fiscal year, thus significantly reducing the Company's overall trading portfolio.

See Note 3 to the Company's Consolidated Financial Statements contained in Item 8 herein.

Moscow Broadband Communication Ltd.

Prior to the fourth quarter of FY2000, the Company held a 50% investment in Moscow Broadband whose primary asset was a 6% investment interest in the Institute for Automated Systems ("IAS"). This investment was recorded at approximately $84,000 due to a prior fiscal year writedown due to an other than temporary impairment in its value reflecting the collapse in the market value for Russian securities. During FY2000, Moscow Broadband entered into an agreement with Moscow Telecommunications Company to jointly own, finance and operate ComCor-TV delivering cable television, data transmission and Internet access, and IP telephony throughout the Moscow, Russia region. Moscow Broadband raised $18 million in cash in a private placement of its stock in which the Company participated by investing $4 million. To fund this investment, the Company used the proceeds from the sales of certain common stocks of U.S.- based savings bank institutions, and a $1 million loan from Oliver R. Grace, Jr., the Company's President.

During FY2000, the Company and the holders of the other 50% of Moscow Broadband each contributed $300,000 to fund expenses incurred by Moscow Broadband. The Company expensed its contributions during FY2000. The $300,000 includes $39,000 of allocated salaries of Company employees who contributed time to assist in the due diligence procedures for the ComCor-TV transaction. As a result of these expenses, and costs incurred and expensed in prior years in connection with the Moscow Broadband private placement, the Company was credited with an additional $500,000 worth of Moscow Broadband stock.

The other original shareholders of Moscow Broadband, which include entities formed for the benefit of Oliver R. Grace, Jr., John S. Grace or their families, also received a total of $500,000 worth of Moscow Broadband common stock. Messrs. Grace, Jr. and Grace are both employees and directors of the Company.

As a result of this investment, the Company presently owns 25% of the outstanding common stock of Moscow Broadband. Each of the Company's Directors or members of their families, and one of its non-director officers invested in the Moscow Broadband private placement.

See Note 7 to the Company's Consolidated Financial Statements contained in Item 8 herein, and Certain Relationships and Related Transactions in Item 13.

VSMPO

During FY2000, the Company sold its investment in VSMPO, a Russian-based producer and processor of titanium, for net proceeds of approximately $317,000. These securities, which had a cost basis of approximately $1,225,000 had been written down in the prior fiscal year to $122,500 due to an other than temporary impairment in its value reflecting the collapse in the market value for Russian securities. A lawsuit against the Company and its Chairman was also withdrawn in connection with the sale. See Note 8 to the Company's Consolidated Financial Statements contained in Item 8 herein, and Certain Relationships and Related Transactions in Item 13.

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

Employees

As of April 30, 2000, the Company, including all subsidiaries, had 188 full-time employees and two part-time employees. None of these employees is represented by a labor union, and the Company is not aware of any organizing activities. Neither the Company nor any of its subsidiaries has experienced any significant work stoppage due to any labor problems. The Company considers its employee relations to be satisfactory.

Executive Officers of the Company

The Executive Officers of the Company and certain significant employees of its subsidiaries are as follows:


------------------------------- -------- ----------------------------------------------------------- -----------------
                                                                                                     Officer

Name                            Age      Position                                                    Since

------------------------------- -------- ----------------------------------------------------------- -----------------
------------------------------- -------- ----------------------------------------------------------- -----------------
Francis E. Baker                70       Chairman and Secretary                                      1959
------------------------------- -------- ----------------------------------------------------------- -----------------
------------------------------- -------- ----------------------------------------------------------- -----------------
Oliver R. Grace, Jr.            46       President and Chief Executive Officer                       1997
------------------------------- -------- ----------------------------------------------------------- -----------------
------------------------------- -------- ----------------------------------------------------------- -----------------
Ronald N. Cerny                 48       President, The J.M. Ney Company                             1993
------------------------------- -------- ----------------------------------------------------------- -----------------
------------------------------- -------- ----------------------------------------------------------- -----------------
Andrew M. O'Shea                41       Chief Financial  Officer;  and Chief Financial Officer and
                                         Secretary, The J.M. Ney Company                             1995
------------------------------- -------- ----------------------------------------------------------- -----------------
------------------------------- -------- ----------------------------------------------------------- -----------------
Eugene E. Phaneuf               53       Vice  President - Engineering  and New Projects,  The J.M.
                                         Ney Company                                                 1996
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

     Mr. Baker became Chairman on June 1, 1997. He has been a Director of the Company since 1959 and was President and Chief Executive Officer from 1959 until May 1997. Mr. Baker is also the Secretary of the Company, a position he has held since May 1997. Mr. Baker is also President of Moscow Broadband Communication.

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

     Mr. O'Shea joined the Company in December 1995 as Treasurer and Chief Financial Officer of JM Ney. In November 1997 he was also appointed JM Ney's Secretary, and in December 1999, he was appointed as the Company's Chief Financial Officer. From 1994 until joining the Company, Mr. O'Shea was Vice-President of Finance and Administration for the WorldCrisa Corporation. From 1990 to 1994, Mr. O'Shea worked for Buxton Co. in various financial management capacities, including Senior Vice-President, Finance and Administration. Mr. O'Shea is a Certified Public Accountant.

     Mr. Phaneuf joined JM Ney in 1990. He was promoted to Vice President-Operations of JM Ney in March 1996 and to Vice President- Engineering and New Projects in December 1999. From April 1994 to February 1996, Mr. Phaneuf was JM Ney's Director of Operations. He was also Acting General Manager of Ney Ultrasonics from April 1995 through December 1996. From 1990 to 1994, Mr. Phaneuf was JM Ney's Manager of Engineering and Manufacturing.

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

JM Ney owns a 100,000 square foot facility within a 16.5-acre industrial park in Bloomfield, Connecticut. This site contains JM Ney's principal operations and general administrative offices. The Registrant believes that its plants and properties, and the production capacities thereof, are suitable and adequate for its business needs of the present and immediately foreseeable future.

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

     Avisma Titano - Magnesium Kombinat v. Dart Management, Inc., Andersen Group, Inc., Francis E. Baker et al.

On August 18, 1999, Avisma Titano - Magnesium Kombinat ("Avisma"), an industrial company located in Berezniki, Sverdlovsk, Russian Federation, and organized under the laws of the Russian Federation, filed suit in the United States District Court in New Jersey against numerous shareholder parties, including, among others, the Company and the Company's Chairman, Francis E. Baker. On December 10, 1999, Avisma filed an amended Complaint in which, among other things, the Company was dropped from the lawsuit and is thus no longer a party defendant. On February 28, 2000, the suit against Mr. Baker was dismissed.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            ----------------------------------------------------
None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY

                   AND RELATED STOCKHOLDER MATTERS.

The Registrant's Common Stock is traded on The NASDAQ Stock Market under the symbol (ANDR) with quotes supplied by the National Market System of the National Association of Securities Dealers, Inc. (NASDAQ).

The approximate number of record holders of the Registrant's Common Stock on May 16, 2000 was 570. The Company's high, low and closing sales prices for the common equity, for each full quarterly period within the two most recent fiscal years, are included below. The stock prices shown, which were obtained from NASDAQ, represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

---------------------------------------------- --------------------- ------------------------ ----------------------
    Year ended February 29, 2000                       High          Low                             Close
---------------------------------------------- --------------------- ------------------------ ----------------------
    First Quarter                                     8 1/2                   2 5/8                   7 1/4
    Second Quarter                                    7 3/4                   5 1/8                   7 3/8
    Third Quarter                                     7 3/8                   3 3/4                   5 3/8
    Fourth Quarter                                   40                       4 1/4                  17 1/8
---------------------------------------------- --------------------- ------------------------ ----------------------


---------------------------------------------- --------------------- ------------------------ ----------------------
    Year ended February 28, 1999                       High          Low                             Close
---------------------------------------------- --------------------- ------------------------ ----------------------
    First Quarter                                     9 1/4                   5 3/4                   7 1/2
    Second Quarter                                    9                       4 5/8                   4 5/8
    Third Quarter                                     4 9/16                  2 5/8                   3 5/8
    Fourth Quarter                                    7 5/8                   2 11/16                 4
---------------------------------------------- --------------------- ------------------------ ----------------------

The Company has not paid dividends on its common stock since the fiscal year ended February 28, 1993, and it does not anticipate paying any dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA.

The following table summarizes certain financial data with respect to the Company and is qualified in its entirety by the Consolidated Financial Statements of the Company contained in Item 8 herein, (amounts in thousands, except per share data).



---------------------------------------------- ---------------- ----------------- -------------- --------------- ---------------
Years Ended February                                   2000             1999             1998           1997            1996
---------------------------------------------- ---------------- ----------------- -------------- --------------- ---------------
Revenues1                                           $30,311          $23,600          $28,868         $20,501        $19,437
(Loss) income from continuing
 operations1                                           (987)          (2,964)           1,770             334         (1,921)
Net (loss) income                                      (987)          (3,080)           2,212             299          1,933
(Loss) income applicable to
 common shareholders                                 (1,349)          (3,465)           1,772              22          2,389
(Loss) income from continuing
 operations per common share,
 diluted                                             (0.70)            (1.74)              .68             .03        (.76)
(Loss) income per common share,
 diluted                                             (0.70)            (1.80)              .91             .01         1.23
Depreciation, amortization and
 accretion                                            1,466            1,434            1,480           1,419          1,887
Total assets                                         37,118           37,119           44,771          37,677         38,798
Total debt                                           15,056           13,857           14,537          10,119          8,485
Redeemable preferred stock                                -                -                 -          4,891          5,280
Common and other stockholders'
 equity2                                             15,262           16,429           20,196          13,647         13,625
Book value per common share                             5.59             6.18             7.97           7.05          7.04
---------------------------------------------- ---------------- ----------------- -------------- --------------- ---------------

1 Revenues and (loss) income from continuing operations,  exclude the results of operations of the Company's Ultrasonic Cleaning Equipment and Dental segments as a result of their sales in February  1998 and  November  1995,  respectively.  2
2000,  1999  and  1998  amounts  include  preferred  stock  as a  result  of the elimination of its mandatory redemption provisions.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS

                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

2000 VS. 1999

For the year ended February 29, 2000 (FY00), the Company incurred a net loss applicable to common shareholders of $1,349,000, or $(0.70) per share, basic and diluted. During the fiscal year ended February 28, 1999 (FY99), the Company reported net loss applicable to common shareholders of $3,465,000, or ($1.80) per share basic and diluted.

Revenues

Total revenues of $30,311,000 for FY00 were 28.4% higher than total revenues for FY99. The increase was due to a $4,705,000 improvement in Investment Income
(Loss) and Other Income, and a 7.5% increase in net sales from The J.M. Ney Company (JM Ney).

During FY00, JM Ney's sales of $28,844,000 represent an increase of $2,006,000 over the sales levels reached in FY99. Such sales increase primarily reflected the pass-through effect of increased selling prices for products containing palladium as a result of higher market prices for this particular precious metal. During FY00, the average market value for palladium was approximately $392 per troy ounce, compared to approximately $302 per troy ounce during FY99. During each of the last three years, the market price for palladium has been both volatile and generally increasing. During FY00, the products sold by JM Ney contained approximately 23,300 troy ounces of palladium as compared to approximately 24,000 ounces shipped in products for FY99.

Fabrication sales during FY00 to JM Ney's former Dental affiliate were $650,000 lower than FY99 as a result of the expiration of an exclusive manufacturing agreement entered into in connection with the November 1995 sale of the net assets of the former Dental segment. Such fabrication sales generally involve much lower material components of cost of sales, and thus have a higher proportional contribution to absorbing fixed manufacturing overhead costs.

Activities which comprise Investment Income (Loss) and Other Income produced a net gain of $1,467,000 during FY00, as compared to a net loss of $3,238,000 which was incurred during FY99, as follows (in thousands):

                                                                                     FY00          FY99

Net loss from domestic investment portfolio                                       $(605)        $  (725)
Net gain (loss) from Russian and Eastern European portfolio                         680          (2,213)
Realized gain (write-down) of long-term Russian investments                         195          (1,609)
Interest and dividends                                                              277             349
Rental income                                                                       376             482
Ultrasonic royalty revenue                                                           42              60
Other, net                                                                          502             418
                                                                              ---------       ---------
                                                                                 $1,467         $(3,238)
                                                                                 ======         =======

The domestic portfolio loss in FY00 is comprised of net realized losses of $610,000 from the Company's portfolio of savings bank stocks, $5,000 of realized gains from JM Ney's purchase and sale of two securities. The sale of investments in a Polish-based bank, appreciation in the value of a portfolio of Ukrainian securities, and the increase in value of a Russian equity fund contributed to the gains in the Russian and Eastern European portfolio. The Company sold its investment in VSMPO, which resulted in the realization of a gain from the prior year's recorded value.

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

Cost of Sales

Cost of sales during FY00 totaled $21,181,000, or 73.4% of net sales, as compared to $18,255,000, or 68.0% of net sales in FY99. The decline in gross margins from 32.0% to 26.6% was the result of the previously noted higher palladium prices which were passed through to customers in the form of higher selling prices without a commensurate margin markup. Gross margins from sales totaled $7,663,000, which is $920,000 less than the gross margins reported for the prior year. This decrease of $920,000 consisted of $1,237,000 of losses due to the combination of higher precious metal acquisition prices and increased pension costs compared to prior year, net of an increase in margins from operations of $317,000.

Due to rapidly  escalating  palladium prices during the final few weeks and days of FY00, JM Ney's metals management strategies were re-focused with the aim of controlling cash flow. Accordingly, cost of sales includes two components that management associates with metals management rather than operating performance- a LIFO gain of $1.4 million resulting from reductions in inventory quantities which were recorded at prices substantially less than the current prevailing prices as required by the LIFO method of accounting; and additional charges to cost of sales totaling $1.8 million consisting of managed changes in the LIFO reserve from higher current precious metal prices and expenses relating to the precious metals hedging program. In FY99, JM Ney recognized $349,000 of LIFO gains from a decrease in its palladium inventory levels. For FY00, JM Ney would have recognized a net gain of $952,000 from these activities, except that a net expense of approximately $1,356,000 was created during the during the last week of the fiscal year when 2,000 ounces of palladium consignment borrowings were paid down and 800 ounces of platinum were purchased, each by using the deferred payment metal loan feature of the revolving credit agreement JM Ney has with its primary lender. The value of such deferred payment obligations varies with the market price of the underlying metals on which the loan is based, and is reflected as a liability in the Consolidated Balance Sheet. These transactions lowered the amount of the LIFO gains that would have otherwise been recognized by approximately $522,000, and created an additional expense of $834,000 based upon the market price for the metals in relation to the standard price of the metals as of the beginning of the fiscal year. These transactions did not change JM Ney's net economic exposure to price fluctuations in these metals, so this increased expense is indirectly reflected within the increased LIFO reserve at February 29, 2000.

Cost of sales was also affected in FY00 by $116,000 of pension expense, as compared to pension income of $368,000 that was recorded for FY99. This negative swing of $484,000, or 1.7% in margin rate, was caused by actuarial assumption changes and investment losses incurred by the Company's overfunded defined benefit plan.

During FY00, sales of precious metal materials in the form of wire, strip and rod, represented 30.4% of sales, as compared to 33.1% for FY99. Material products generally have lower average gross margins, due to the commodity nature of this product class, versus highly engineered parts and components, which involve more value-added processing and higher gross billing margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $6,815,000 during FY00 represents a 10.5% increase from the costs of $6,170,000 incurred in the prior fiscal year. Corporate level costs increased primarily as a result of $300,000 of expenses incurred to support the negotiation of the joint venture arrangement with Moscow Telecommunications Company (COMCOR) and Moscow Broadband, of which the Company is currently a 25% shareholder, and related travel cost. In addition, JM Ney's expenses increased by approximately 7.5%, much of which was relating to higher sales and marketing costs.

Research and Development Expenses

Research and development expenses increased 16.7% to $2,203,000, or 7.6% of net sales, compared to $1,888,000, or 7.0% of net sales in FY99. The increase was attributable to effort expended to develop new alloys and expand JM Ney's technical competencies in meeting the changing requirements of its target markets, and to approximately $240,000 of costs that were formerly allocated to product costs.

Interest Expense

Interest expense of $1,725,000 during FY00 was slightly lower than the $1,735,000 of interest expense incurred during FY99. JM Ney incurred increased interest expense on increased outstandings on its consignments borrowings, which also resulted in higher interest costs due to the increase in both the price and the lease rates for these borrowings. Corporate level interest cost declined primarily as a result of lower average principal outstandings on the 10 1/2% subordinated debentures.

Income Taxes

An income tax benefit of $626,000 was recorded for FY00 which represents an effective tax rate of 38.8%, as compared to an income tax benefit of $1,484,000 for FY99, which represents an effective income tax benefit rate of 33.4%. The increase in the effective tax rate was primarily due to utilization of tax credits.

Preferred Dividends

During FY00, the Company incurred $362,000 of preferred dividends as compared to $385,000 which were incurred in the prior fiscal year. The decline was primarily due to conversions of preferred shares into common shares in the fourth quarter.

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

Activities which comprise Investment Income (Loss) and Other Income produced a net loss of $3,238,000 during FY99, versus income of $3,471,000 during FY98 as follows (in thousands):




                                                                                           FY99                  FY98
                                                                                           ----                  ----
Net (loss) gain from domestic investment portfolio                                     $   (725)               $1,759
Net (loss) gain from Russian and Eastern European
  Portfolio                                                                              (2,213)                  665
Write-down of long-term Russian investments                                              (1,609)                    -
Interest and dividends                                                                      349                   228
Rental income                                                                               482                   376
Ultrasonic royalty revenue                                                                   60                     -
Gain from Digital GraphiX                                                                    24                   196
Other, net                                                                                  394                   247
                                                                                      ---------            ----------
                                                                                        $(3,238)               $3,471
                                                                                        ========            =========


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

During FY99, sales of precious metal materials in the form of wire, strip and rod, represented 33.1% of sales, as compared to 31.8% for FY98. Material products generally have lower average gross margins, due to the commodity nature of this product class, versus highly engineered parts and components, which involve more value-added processing and higher gross billing margins. This sales mix, and the resultant underabsorption of operating expenses, contributed to lower average gross margins during FY99 compared to the prior year.

The FY99 margin decline was somewhat offset through expanded metals purchasing programs that included forward purchases of palladium and sales of put options for the purchase of palladium as a hedge against JM Ney's manufacturing requirements.  In  addition,  JM Ney  reduced  its  inventory  of  palladium  by approximately 2,600 troy ounces which resulted in a LIFO gain of approximately $349,000 when measured against the beginning of the fiscal year palladium prices. Pension income component of cost of sales resulted in income of $368,000 of income in FY99, as compared to $391,000 of such income for FY98. One further element contributing to offsetting narrower margins was a reclassification of approximately $240,000 in engineering costs to more properly reflect management's analysis of costs that related to the manufacture of its products.

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

                         LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2000, consolidated cash and marketable securities totaled $2,780,000, which is a decrease of $5,775,000, or 67.5%, from February 28, 1999.
During FY00, the Company used the proceeds from the sales of marketable securities and long-term investments to make additional investments in Moscow Broadband, for the purpose of funding the operations of ComCor-TV, which is a Moscow-based company that is jointly owned by Moscow Broadband and COMCOR. In addition, JM Ney's capital expenditures of $2,118,000 utilized cash during the year.

Under the terms of its $7.5 million subordinated note agreement and revolving credit agreement with a commercial bank, JM Ney is restricted from making payments to the Company except as defined. The defined payments are subject to JM Ney's meeting certain financial covenants. At February 29, 2000, approximately $573,000 of such payments were restricted from being made under such provisions of the loan agreements. At February 29, 2000, JM Ney's working capital was approximately $6,810,000 or 74.0% of consolidated net current assets, and its net worth, net of net liabilities to the Company, including a $4 million subordinated note payable, totaled $6,540,000, or 42.9% of the Company's consolidated total shareholders' equity.

The Company is dependent upon defined payments from JM Ney, which in FY00 totaled $347,000, net of restrictions, to meet its debt service and preferred dividend obligations. Going forward, the Company believes it can meet these requirements from future payments from JM Ney, and from the proceeds of liquidations of existing investments, although there can be no assurance that JM Ney will be able to make payments, or a sufficient level of payments, nor of the Company's ability to sell and receive sufficient proceeds from the sale of investments. In April 2000, the Company borrowed a total of $250,000 from its Chairman and its President under both secured and unsecured agreements to meet its preferred dividend and interest payment requirements.

During FY00, the prices of the precious metals that JM Ney utilizes in the alloying and manufacturing of its products again experienced significant volatility. Primarily as a net result of an increase of approximately $330 per ounce of the palladium content of its inventory, JM Ney's LIFO reserve increased by $1,890,000, net of the liquidation of LIFO layers. This adjustment allows JM Ney to maintain the net recorded value of these inventories at their historical values for both financial reporting and tax reporting purposes.

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. The effective date of SFAS No. 133 was subsequently delayed and is now effective for fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 by May 31, 2001, as required. The Company is currently assessing the impact of this statement on the Company's consolidated financial statements.

Forward-looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for fiscal 2001 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to (i) economic and political developments in Russia and Eastern Europe; (ii) the ability of ComCor-TV to successfully implement its business plans, including the build-out of the network to access cable TV and Internet subscribers, and its ability to sign up such subscribers at or near planned levels, (iii) changes in technology that would affect JM Ney's products, or affect the value of the ultrasonic cleaning technology on which contingent consideration is based; (iv) acceptance of new product developments and (v) the price and volatility of precious metals. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

Year 2000

Over the past two years, the Company formalized and implemented a comprehensive plan to address the Year 2000 problem which stems primarily from two-digit date storage that does not facilitate proper calculations of date sensitive information when the year changed to 2000. The Company expended approximately $653,000 in this process, including approximately $45,000 during the fiscal year ended February 29, 2000. These amounts exclude the cost of system upgrades that were required to be made to meet other operational requirements. No material problems resulting from Year 2000 issues occurred at or subsequent to January 1, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

                  ABOUT MARKET RISK.

The Company and JM Ney are exposed to market risk from changes in certain commodity prices, primarily those of precious metals, from changes in interest rates, and from factors that affect equity investment in Russia and the Ukraine.

Foreign Investment Risk

The Company has a trading portfolio of Russian and Ukraine investments with a net reported value at February 29, 2000 of $851,000 and a longer-term indirect investment in ComCor-TV, a Russian company, through its investment in Moscow Broadband with a reported value of $4,084,000. In addition, JM Ney has an investment in a Russian bond fund with a reported value of $75,000. The realizable value of these investments, particularly Russian components, is subject to currency fluctuations, illiquid markets and political risks. The Company has no derivative financials instruments to hedge the risks associated with these investments.

Commodity Price Risk

JM Ney utilizes significant amounts of precious metals in the products it manufactures and sells. Significant increases in the market value of these metals, palladium, gold and platinum, in particular, may affect the demand for its products. JM Ney generally adjusts the selling prices of its products if market prices change significantly, or it hedges fixed selling price programs. Accordingly, while a change in precious metals prices may affect cost of sales, such impact is generally met with an approximately equivalent charge in sales, so that the impact on earnings is minimal or not present. Significant fluctuations and volatility in precious metal price creates risk that purchases of precious metals may not be efficiently coordinated with sales. While JM Ney believes it has the programs in place to limit this risk, there can be no assurance that volatility in price does not result in unintended profits or losses. Also, while increases or decreases in precious metal prices affect the economic value of JM Ney's inventory, such changes are generally reflected with a corresponding change in the LIFO reserve and do not affect the net reported value of its inventory.

As more fully discussed later, changes in the prices of commodities being borrowed under consignment lease or deferred payment borrowing arrangements can significantly affect JM Ney's interest costs, as interest on these arrangements is charged based upon the market value of the underlying metal and the lease rate for that metal. Lease rates for palladium have fluctuated significantly in each of the last three fiscal years.

Interest Rate Risk

JM Ney has a revolving line of credit which bears interest at floating rates as described in Note 9 to the Company's consolidated financial statements. Neither the Company nor JM Ney hedges its interest rate risk, including the note associated with precious metal consignment arrangements which are tied to precious metal leasing.

Based upon JM Ney's year-end balances, a 1% change in interest rates would affect its interest cost of its short-term cash borrowings by approximately $11,000. However, during most of FY00, JM Ney did not have outstanding cash borrowings on its revolving line of credit, thus a 1% change in interest rates would have a minimal impact on reported interest expense. Most of JM Ney's usage of its credit line is in the form of consignment or deferred payment borrowings of precious metals, some of which hedge precious metals inventory represented by scrap metal of its refining operations. Based upon year end balances and metals prices, a 1% change in precious metal leasing rates would affect JM Ney's interest cost by approximately $86,000. Such leasing costs are also affected by changes in the market prices for the precious metals being leased.

During FY00 the leasing rates and market prices for palladium fluctuated significantly. Leasing costs ranged from a high of 21.25% per annum to a low of 5.0%, with an unweighted average of approximately 9.2%. Market prices for palladium contracts ranged from $285 per troy ounce to $785 per troy ounce. As a result, daily lease costs for palladium ranged from approximately $0.043 per ounce to approximately $0.361 per ounce. At February 29, 2000, JM Ney had a total of 11,167 ounces of palladium, 850 ounces of platinum, 400 ounces of gold and 4,000 ounces of silver borrowed under consignment or deferred pricing contracts. In addition, it had an outstanding forward sale of 2,000 ounces of palladium, which also has an implied interest factor built into the pricing.

During FY00, JM Ney reduced certain of its precious metal inventory levels. At February 29, 2000, some of this reduction was replenished, resulting in metals losses totaling approximately $1,804,000. Much of this "loss" is included in the increased LIFO reserve and was the result of metals management and cash flow strategies implemented. In addition, declines in the value of liabilities under deferred pricing loans, and the equity value of forward sale contracts resulted in income of approximately $336,000 being recognized in the first two months of FY01. Also, at February 29, 2000, J M Ney had open contracts for put options and call options which it had sold to hedge certain fiscal year end metal positions. These contracts expired out of the money, enabling JM Ney to recognize an additional $24,000 of income in FY01.

The Company passed a portion of these metal fluctuations and market sensitive lease costs to its refining customers, in the form of charges that are included in Other Income. However, during FY00 the net impact of such fluctuations was less significant to the Company's consolidated results of operations than it was during FY99. Due to the interest risk of financing and managing precious metals inventory, there can be no assurance that changes in either or both precious metals prices or leasing rates will not continue to have a material affect on future results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following table summarizes certain financial data with respect to the Company and is qualified in its entirety by the Company's Consolidated Financial Statements contained in this Item (amounts in thousands, except per share data).



Selected Quarterly Financial Data

2000 Quarterly Financial Data                            May 31         August 31           November 30     February 29
-------------------------------------------------- ------------------ ------------------ ------------------ ------------------
Net sales and revenues                                   $8,201            $7,309                $6,545             $8,256
Gross profit                                              2,345             2,107                 1,940             $1,271
Net income (loss)                                           356              (127)                 (348)              (868)
Income (loss) applicable to common shares                   260              (223)                 (445)              (941)
-------------------------------------------------- ------------------ ------------------ ------------------ ------------------
Earnings (Loss) Per Common Share1:                                           $(0.12)                               $(0.48)
                                                          $0.13                                  $(0.23)
-------------------------------------------------- ------------------ ------------------ ------------------ ------------------
-------------------------------------------------- ------------------ ------------------ ------------------ ------------------

-------------------------------------------------- ------------------ ------------------ ------------------ ------------------
                                                         May 31         August 31           November 30        February 28
1999 Quarterly Financial Data

-------------------------------------------------- ------------------ ------------------ ------------------ ------------------
Net sales and revenues from continuing
 operations                                              $7,831            $1,116                $7,842             $6,811
Gross profit                                              2,515             2,086                 2,215              1,767
Income (loss) from continuing operations                     53            (3,351)                  611               (277)
Net income (loss)                                            53            (3,351)                  611               (393)
Income (loss) applicable to common shares                   (50)           (3,447)                  515               (483)
-------------------------------------------------- ------------------ ------------------ ------------------ ------------------
Earnings (Loss) Per Common Share1:

Continuing operations                                     $(.03)          $ (1.77)                $0.27            $(0.25)
Net income (loss)                                         $(.03)          $ (1.77)                $0.27            $(0.25)
-------------------------------------------------- ------------------ ------------------ ------------------ ------------------


1 The sum of earnings per share for the four quarters may not equal earnings per share for the total year due to certain items in the diluted earnings per share calculation for an individual quarter that were anti-dilutive for the total year.


ANDERSEN GROUP, INC.
Consolidated Balance Sheets February 29, 2000 and February 28, 1999 (in thousands, except share data)



                                                                                        2000                    1999

--------------------------------------------------------------------------------- ----------------------- -----------------------
Assets

Current assets:

Cash and cash equivalents                                                            $ 1,854                 $ 2,541
Marketable securities                                                                    926                   6,014
Accounts and other receivables, less allowance for doubtful
  accounts of $111 in 2000, and $110 in 1999                                           4,657                   4,098
Inventories                                                                            8,019                   7,821
Prepaid expenses and other current assets                                                468                     100
--------------------------------------------------------------------------------- ----------------------- -----------------------
Total current assets                                                                  15,924                  20,574
Property, plant and equipment, net                                                    10,148                   9,305
Prepaid pension expense                                                                4,917                   5,033
Investment in Moscow Broadband Communication Ltd.                                      4,084                      84
Other investments                                                                          -                     122
Other assets                                                                           2,045                   2,001
--------------------------------------------------------------------------------- ----------------------- -----------------------
                                                                                     $37,118                 $37,119
--------------------------------------------------------------------------------- ----------------------- -----------------------
Liabilities and Stockholders' Equity

Current liabilities:

Current maturities of long-term debt                                                $    521                $    443
Short-term borrowings                                                                  3,054                   2,356
Accounts payable                                                                       1,015                     659
Accrued liabilities                                                                    1,674                   1,501
Deferred income taxes                                                                    456                     582
--------------------------------------------------------------------------------- ----------------------- -----------------------
Total current liabilities                                                              6,720                   5,541
Long-term debt, less current maturities                                                3,190                   3,729
Note payable to officer, net of unamortized discount                                     933                       -
Subordinated note payable, net of unamortized discount                                 7,358                   7,329
Other long-term obligations                                                            1,973                   1,902
Deferred income taxes                                                                  1,682                   2,189
--------------------------------------------------------------------------------- ----------------------- -----------------------
Total liabilities                                                                     21,856                  20,690
--------------------------------------------------------------------------------- ----------------------- -----------------------
Commitments and contingencies

Stockholders' equity:

Cumulative convertible preferred stock, no par value; authorized 800,000 shares, outstanding 216,864 shares in 2000,

  256,416 shares in 1999; liquidation preference $18.75 per share                      4,033                   4,769
Common stock, $.01 par value;  authorized 6,000,000 shares,
  issued 2,035,364 shares in 2000, and 1,958,478 shares in 1999                           20                      20
Treasury stock, at cost, 28,002 shares in 2000, and 30,549
  shares in 1999                                                                        (276)                   (142)
Receivable from officer                                                                    -                    (250)
Additional paid-in capital                                                             6,141                   5,339
Retained earnings                                                                      5,344                   6,693
--------------------------------------------------------------------------------- ----------------------- -----------------------
--------------------------------------------------------------------------------- ----------------------- -----------------------
Total stockholders' equity                                                            15,262                  16,429
--------------------------------------------------------------------------------- ----------------------- -----------------------
                                                                                     $37,118                 $37,119
--------------------------------------------------------------------------------- ----------------------- -----------------------
See accompanying notes to consolidated financial statements.



ANDERSEN GROUP, INC.
Consolidated  Statements of Operations  Years ended February 29, 2000,  February
28, 1999 and 1998 (in thousands, except per share data)



------------------------------------------------------- -------------------------- ------------------------- -----------------------
                                                                        2000                                                 1998
                                                                                   1999
-------------------------------------------------------
-------------------------------------------------------
Revenues:

-------------------------------------------------------
Net sales                                                            $28,844                    $26,838                $25,397
-------------------------------------------------------
Investment income (loss) and other income                              1,467                     (3,238)                 3,471
------------------------------------------------------- -------------------------- ------------------------- -----------------------
                                                                      30,311                     23,600                 28,868
-------------------------------------------------------
------------------------------------------------------- -------------------------- ------------------------- -----------------------
Costs and expenses:

-------------------------------------------------------
-------------------------------------------------------
Cost of sales                                                         21,181                     18,255                 17,040
-------------------------------------------------------
Selling, general and administrative                                    6,815                      6,170                  6,260
-------------------------------------------------------
Research and development                                               2,203                      1,888                  1,444
-------------------------------------------------------
Interest expense                                                       1,725                      1,735                  1,163
------------------------------------------------------- -------------------------- ------------------------- -----------------------
                                                                      31,924                     28,048                 25,907
------------------------------------------------------- -------------------------- ------------------------- -----------------------
(Loss) income  from continuing operations
  before income taxes                                                 (1,613)                    (4,448)                 2,961
-------------------------------------------------------
Income tax (benefit) expense                                            (626)                    (1,484)                 1,191
------------------------------------------------------- -------------------------- ------------------------- -----------------------
(Loss) income  from continuing operations                               (987)                    (2,964)                 1,770
-------------------------------------------------------
Income from discontinued Ultrasonics
  segment operations, net of income tax
  expense of  $221                                                         -                          -                    345
-------------------------------------------------------
(Loss)  gain  on  sale  of  discontinued   Ultrasonics
segment,  net  of  income  tax  (benefit)  expense  of
($71) and $84, respectively                                                -                       (116)                    97
------------------------------------------------------- -------------------------- ------------------------- -----------------------
Net (loss) income                                                       (987)                    (3,080)                 2,212
-------------------------------------------------------
Preferred dividends                                                     (362)                      (385)                  (477)
-------------------------------------------------------
Reversal of preferred dividends                                            -                          -                     37
------------------------------------------------------- -------------------------- ------------------------- -----------------------
(Loss) income applicable to common
  shareholders                                                       $(1,349)                   $(3,465)             $   1,772
-------------------------------------------------------
------------------------------------------------------- -------------------------- ------------------------- -----------------------
Earnings (loss) per common share:

-------------------------------------------------------
-------------------------------------------------------
BASIC

-------------------------------------------------------
  Continuing operations                                             $  (0.70)                  $ (1.74)            $      .69
-------------------------------------------------------
  Discontinued operations                                                  -                         -                    .18
-------------------------------------------------------
  (Loss) gain on sale of discontinued segment                              -                      (.06)                   .05
------------------------------------------------------- -------------------------- ------------------------- -----------------------
  (Loss) income per common share, basic                             $  (0.70)                  $ (1.80)            $      .92
------------------------------------------------------- -------------------------- ------------------------- -----------------------
DILUTED

-------------------------------------------------------
  Continuing operations                                             $  (0.70)                  $ (1.74)            $      .68
-------------------------------------------------------
  Discontinued operations                                                  -                         -                    .18
-------------------------------------------------------
  (Loss) gain on sale of discontinued segment                              -                      (.06)                   .05
------------------------------------------------------- -------------------------- ------------------------- -----------------------
  (Loss) income per common share, diluted                           $  (0.70)                  $ (1.80)            $      .91
------------------------------------------------------- -------------------------- ------------------------- -----------------------
See accompanying notes to consolidated financial statements.




ANDERSEN GROUP, INC.
Consolidated  Statements of Changes in Stockholders' Equity Years ended February
29, 2000, February 28, 1999 and 1998 (in thousands, except share data)




                                                                   2000                      1999                             1998
                                         Outstanding                    Outstanding                  Outstanding
                                            Shares         Amount             Shares     Amount          Shares          Amount
---------------------------------------- -------------- --------------- -------------- ------------- ---------------- --------------
Preferred Stock

Beginning balance                          256,416         $4,769         256,416      $  4,769               -               -
Reclassification due to removal of
  redemption  provisions  of  preferred          -              -               -             -         256,416        $  4,769
stock

Shares   tendered  for   conversion  to
common                                     (39,552)          (736)              -             -               -               -
  stock
---------------------------------------- -------------- --------------- -------------- ------------- ---------------- -------------
---------------------------------------- -------------- --------------- -------------- ------------- ---------------- -------------
                                           216,864         $4,033         256,416      $  4,769         256,416        $  4,769
---------------------------------------- -------------- --------------- -------------- ------------- ---------------- --------------
Common Stock

 Beginning balance                       1,958,478            $20       1,958,478      $  2,103       1,958,478        $  2,103
 Shares issued from
   conversion of preferred stock            76,886              -               -             -               -               -
 Adjustment to reflect  redomestication
and                                              -              -               -        (2,083)              -               -
    new par value for common shares
---------------------------------------- -------------- --------------- -------------- ------------- ---------------- -------------
                                         2,035,364            $20       1,958,478      $       20     1,958,478        $  2,103
---------------------------------------- -------------- --------------- -------------- ------------- ---------------- --------------
Additional Paid-in Capital

Beginning balance                                          $5,339                      $  3,248                        $  3,248
Adjustment  to reflect  redomestication
and                                                             -                         2,083                               -
   new par value for common shares
Conversion of preferred stock                                 736                             -                               -
Conversion of 10 1/2% notes                                    12                             -                               -
Value of warrants issued                                       67                             -                               -
Net  (loss)  gain on sales of  treasury
shares and     subsidiary transactions                        (13)                            8                               -
---------------------------------------- -------------- --------------- -------------- ------------- ---------------- --------------
                                                           $6,141                      $  5,339                        $  3,248
---------------------------------------- -------------- --------------- -------------- ------------- ---------------- --------------
Retained Earnings

 Beginning balance                                         $6,693                       $10,158                        $  8,386
 Net (loss) income                                           (987)                       (3,080)                          2,212
 Preferred    stock    dividends    and                      (362)                         (385)                           (477)
accretion

 Reversal of  preferred  dividends  and                         -                             -                              37
accretion

---------------------------------------- -------------- --------------- -------------- ------------- ---------------- --------------
                                                           $5,344                      $  6,693                         $10,158
---------------------------------------- -------------- --------------- -------------- ------------- ---------------- --------------
Receivable from Officer

 Beginning balance                                          $(250)                            -                               -
 Receivable   pursuant   to   officer's
purchase  of                                                    -                      $ (   250)                             -
   common stock
 Repayment in cash                                             50                             -                               -
 Repayment in common stock                                    200                             -                               -
---------------------------------------- -------------- --------------- -------------- ------------- ---------------- --------------
                                                        $       -                      $ (   250)                             -
---------------------------------------- -------------- --------------- -------------- ------------- ---------------- --------------
Treasury Stock

 Beginning balance                          30,549          $(142)         21,800        $               24,000        $      (90)
                                                                                       (82)

 Shares sold                               (12,393)            62         (20,772)                       (2,200)              8
                                                                                             78

 Shares issued from conversion of notes       (988)             4               -             -               -               -
 Shares issued  to officer                       -              -         (62,500)          250               -               -
 Shares tendered to repay loan              10,834           (200)              -             -               -               -
 Shares purchased                                -              -          92,021          (388)              -               -
---------------------------------------- -------------- --------------- -------------- ------------- ---------------- --------------
                                            28,002          $(276)         30,549      $    (142)        21,800       $      (82)
---------------------------------------- -------------- --------------- -------------- ------------- ---------------- --------------
---------------------------------------- -------------- --------------- -------------- ------------- ---------------- --------------
Total stockholders' equity                                $15,262                       $16,429                         $20,196
---------------------------------------- -------------- --------------- -------------- ------------- ---------------- --------------
See accompanying notes to consolidated financial statements.


ANDERSEN GROUP, INC.
Consolidated Statements of Cash Flows
Years ended February 29, 2000, February 28, 1999 and 1998
(in thousands)


                                                                           2000                   1999                   1998
-------------------------------------------------------------------- ---------------------- ----------------------- ----------------
Cash flows from operating activities:

Net (loss) income                                                         $(987)               $(3,080)               $ 2,212
Adjustments  to reconcile  net (loss)  income to net cash  provided by (used in)
operating activities:

Depreciation, amortization and accretion                                  1,466                  1,434                  1,480
Deferred income taxes                                                      (633)                (1,076)                 1,016
Loss (gain) on sale of Ney Ultrasonics                                        -                    116                    (97)
(Gains) losses from securities and investments                             (270)                 4,547                 (2,619)
Purchases of securities                                                    (196)                (1,836)                (2,218)
Proceeds from sales of securities                                         5,359                  1,885                  1,230
Pension expense (income)                                                    116                   (368)                  (391)
Gain on disposal of property, plant and equipment                             -                    (25)                     -

Changes in  operating  assets and  liabilities,  net of changes from sale of Ney
Ultrasonics in 1998:

Accounts and other receivables                                             (559)                  (228)                (2,048)
Inventories                                                                (198)                   255                   (386)
Prepaid expenses and other assets                                          (456)                    57                    (97)
Accounts payable                                                            356                   (292)                   507
Accrued liabilities and other long-term obligations                         169                 (1,273)                (1,105)
-------------------------------------------------------------------- ---------------------- ----------------------- ---------------
  Net cash provided by (used in) operating activities                     4,167                    116                 (2,516)
-------------------------------------------------------------------- ---------------------- ----------------------- ---------------
Cash flows from investing activities:

Proceeds from sale of Ultrasonics segment                                     -                  2,800                      -
Proceeds from sale of property, plant and equipment                           -                    223                      -
Purchase of property, plant and equipment                                (2,138)                (1,702)                (1,740)
Investment in Moscow Broadband Communication Ltd.                        (4,000)                     -                      -
Purchase of investments                                                       -                      -                 (1,225)
Proceeds from sales of investments                                          317                      -                  1,542
-------------------------------------------------------------------- ---------------------- ----------------------- ----------------
  Net cash (used in) provided by investing activities                    (5,828)                 1,321                 (1,423)
-------------------------------------------------------------------- ---------------------- ----------------------- ----------------
Cash flows from financing activities:

Principal payments on long-term debt                                       (445)                  (882)                (2,760)
Proceeds from issuance of secured note                                    1,000                      -                      -
Proceeds from issuance of subordinated debt                                   -                      -                  7,500
Redemptions of preferred stock                                                -                      -                   (160)
Proceeds (payment) of short-term borrowings, net                            698                    173                   (122)
Stock options exercised                                                      10                     50                      -
Treasury shares sold (purchased), net                                        39                   (352)                     -
Officer loan repaid                                                          50                      -                      -
Preferred dividends paid                                                   (385)                  (401)                (1,222)
-------------------------------------------------------------------- ---------------------- ----------------------- ----------------
 Net cash provided by (used in) financing activities                        967                 (1,412)                 3,236
-------------------------------------------------------------------- ---------------------- ----------------------- ----------------
 Net (decrease) increase in cash and cash equivalents                      (687)                    25                   (703)
 Cash and cash equivalents, beginning of year                             2,541                  2,516                  3,219
-------------------------------------------------------------------- ---------------------- ----------------------- ----------------
 Cash and cash equivalents, end of year                                 $ 1,854                $ 2,541               $  2,516
-------------------------------------------------------------------- ---------------------- ----------------------- ----------------
See accompanying notes to consolidated financial statements.


Andersen Group, Inc.
Notes to Consolidated Financial Statements Years ended February 29, 2000, February 28, 1999 and 1998

(1)      Nature of Business

Andersen Group, Inc. (the Company) is a diversified holding company which invests in both marketable and other securities of domestic and foreign-based companies. It also owns a consolidated subsidiary, The J.M. Ney Company (JM
Ney), which manufactures electronic connectors, components and precious metal materials for sale to the automotive, defense, semiconductor, and medical and dental markets.

(2)      Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Property, Plant and Equipment

Property, plant and equipment, including capital leases, are stated at cost and depreciated using the straight-line method over the estimated useful life of the respective assets, as follows:

           Buildings and improvements                             10-30 years
           Machinery and equipment                                5-10 years
           Furniture and fixtures                                 3-10 years

Investment in Moscow Broadband Communication Ltd.

The Company has a 25% ownership interest in Moscow Broadband Communication Ltd. (Moscow Broadband) which is carried at its historical cost basis, as adjusted for an other than temporary decline in the investment prior to the announcement of Moscow Broadband's agreement with ComCor-TV, as more fully explained in Note
7. This carrying value will be adjusted to reflect the Company's equity in the earnings and losses of Moscow Broadband.

Unamortized Discounts

Unamortized discounts on subordinated notes payable and note payable to officer are accreted using the effective interest method.

Revenue

Sales are recognized when products are shipped. Investment income (loss) and other income is recognized based on changes in the fair value of marketable securities and realized gains and losses.

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

Financial Statement Presentation

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements in order to conform with the FY00 presentation.

(3)      Marketable Securities


Marketable securities consist of the following (in thousands):



                                                                 February 29, 2000         February 28, 1999
--------------------------------------------------------------- ------------------------- -------------------------- --
Common stock of savings banks                                           $     -                    $5,362
FM Emerging Russia Fund                                                     825                       294
Portfolio of Ukraine stocks                                                 239                       108
Common stock of Bank Handlowey                                                -                       217
Renaissance Russia Bond Fund                                                 75                        98
Valuation reserve - foreign investments                                    (213)                      (65)
--------------------------------------------------------------- ------------------------- -------------------------- --
                                                                           $926                    $6,014
--------------------------------------------------------------- ------------------------- -------------------------- --


(4)      Inventories


         Inventories consist of the following (in thousands):



                                                                  February 29, 2000         February 28, 1999
  --------------------------------------------------------------- ------------------------- --------------------------
  Raw materials                                                            $2,999                   $ 3,498
  Work in process                                                           3,929                     4,661
  Finished goods                                                            6,029                     2,710
  ------------------------------------------------------------ ------------------------- --------------------------
                                                                           12,957                    10,869
  Less LIFO Reserve                                                         4,938                     3,048
  ------------------------------------------------------------ ------------------------- --------------------------
                                                                           $8,019                   $ 7,821
  ------------------------------------------------------------ ------------------------- --------------------------

At February 29, 2000 and February 28, 1999, inventories valued at LIFO cost comprised 67% and 76% of total inventories, respectively. At February 29, 2000, inventories valued at LIFO consisted of 9,431 troy ounces of gold, 10,197 troy ounces of silver, 3,105 troy ounces of platinum and 8,687 troy ounces of palladium. At February 28, 1999, inventories valued at LIFO consisted of 9,565 troy ounces of gold, 11,817 troy ounces of silver, 3,396 troy ounces of platinum and 14,086 troy ounces of palladium. Such quantities of precious metals are presented net of precious metals held by JM Ney subject to leasing arrangements with JM Ney's primary bank. During FY00 and FY99, JM Ney recognized LIFO gains of approximately $1,400,000 and 349,000, respectively, from decreases in certain precious metal LIFO layers.

(5)      Discontinued Operations

Ney Ultrasonics Inc.

Effective February 28, 1998, the Company sold the net assets of Ney Ultrasonics Inc. for an amount which at February 28, 1998 was estimated to be approximately $3,521,000. As a result, during FY98 the Company recorded a gain of $97,000, net of expenses relating to the transaction and net of income taxes of $84,000. During FY99, the Company and the purchaser of the business reached a settlement agreement to resolve disputes relating to the determination of the purchase price. Under this settlement, the Company received $400,000 of additional consideration beyond the $2,400,000 it had received at closing. This settlement, net of expenses incurred in excess of previous accruals, resulted in a loss of $187,000 in FY99 before related tax benefits. The Company also expects to receive additional consideration, which is contingent on the growth of the sales of products and technology transferred as part of the sale. During FY00 and FY99, the Company recognized royalty revenue of approximately $42,000 and $60,000, respectively.

Ney Ultrasonics' results of operations have been presented as discontinued operations. Revenue from the segment totaled approximately $5,713,000 in FY98.

(6)      Property, Plant and Equipment

         >

Property, plant and equipment consist of the following (in thousands):





                                                        February 29, 2000            February 28, 1999
------------------------------------------------------- ---------------------------- ----------------------------
Land and improvements                                         $     550                     $    550
Buildings and improvements                                       10,229                        9,814
Machinery and equipment                                          13,245                       11,494
Furniture and fixtures                                              888                          873
------------------------------------------------------- ---------------------------- ----------------------------
                                                                 24,912                       22,731
Less accumulated depreciation and
  amortization                                                   14,764                       13,426
------------------------------------------------------- ---------------------------- ----------------------------
                                                                $10,148                      $ 9,305
------------------------------------------------------- ---------------------------- ----------------------------


Depreciation and amortization expense was $1,380,000, $1,350,000, and $1,405,000 in FY00, FY99, and FY98, respectively.

At February 29, 2000 and February 28, 1999, property, plant and equipment includes $579,000 of machinery and equipment acquired under capital leases, which expire through FY02, with related accumulated amortization of $354,000 and $268,000, respectively.

(7)      Investment in Moscow Broadband Communication Ltd.
         -------------------------------------------------

During FY00, the Company invested $4,000,000 into an $18,000,000 private placement of the common stock of Moscow Broadband, formerly known as Treglos Investments Limited, and was credited with an additional $500,000 of common stock in recognition of funds that it and the other founding shareholders had put into Moscow Broadband from FY96 through FY00, including $300,000 of contributions made (prior to the private placement) during FY00 which were expensed for financial reporting purposes. As a result of the private placement, the Company's ownership of Moscow Broadband was diluted from 50% to 25%. Prior to the FY00 investment, the Company had a 50% ownership interest in Moscow Broadband with a carrying value of $84,000.

For the majority of FY00, Moscow Broadband's primary asset was a 6% ownership in the Institute for Automated Systems (IAS), a Russian telecommunications company. On January 31, 2000, Moscow Broadband became party to an agreement under which it would acquire up to 50% of ComCor-TV, a Moscow-based company, which is co-owned by Moscow Telecommunications Company (ComCor), for the purpose of developing the distribution network and the services to provide cable television and Internet access to up to 1,500,000 homes and businesses in the Moscow region. As part of the agreement, Moscow Broadband agreed to contribute its shares of IAS and up to $34 million over a period of approximately 15 months.

The following presents summarized financial information for Moscow Broadband as of February 29, 2000 (in thousands) (unaudited):

              Current assets                                       $12,791
              Total assets                                         $13,791

              Current liabilities                                  $     377

              Stockholders' equity, net of subscriptions
               receivable                                          $13,414

During the period ended February 29, 2000, all of Moscow Broadband's activities consisted of professional and administrative costs, most of which were incurred in connection with developing the agreement with ComCor. Through December 31, 1999, such amounts were paid by the Company and the other founding shareholders which the Company expensed in its Consolidated Statement of Operations. For the two months ended February 29, 2000, Moscow Broadband's expenses, net of interest income from the investment of proceeds of its private placement totaled approximately $423,000.

Subsequent to February 29, 2000, Moscow Broadband completed the private placement of 19,000 shares of its common stock, including 1,000 shares issued to original shareholders from the conversion of accounts payable, for which it received gross cash proceeds of $18,000,000. At February 29, 2000, the Company owned 5,000 shares of Moscow Broadband with a carrying value of $4,084,000.

(8)      Investment in VSMPO

During FY98, the Company invested approximately $1,225,000 in the common stock of AVISMA, a Russian titanium producer which was subsequently merged into VSMPO, a Russian titanium processing company. During FY99, this investment was written down to reflect an other than temporary impairment in its value. During FY00, the Company received net proceeds of approximately $317,000 from the sale of the investment and realized a gain of $195,000 on the adjusted carrying value. Three of the Company's directors and an investment fund controlled by one of these directors were also investors in VSMPO.

(9)      Short-term Borrowings

J.M. Ney has a $6.0 million revolving credit and deferred payment sales agreement with a commercial bank which is secured by substantially all of JM Ney's assets. Due to escalating prices for palladium, the bank waived the credit line limit and permitted the total outstanding under this line to total approximately $9,692,000. At February 29, 2000, JM Ney did not meet certain financial covenants of the revolving credit agreement. The bank has agreed to waive these violations through FY01. At JM Ney's discretion, interest is charged at the bank's prime rate, which was 8.75% and 7.75% at February 29, 2000 and February 28, 1999, respectively, or at LIBOR plus 2.00% if the borrowing is fixed for a period of time, or at 2.00% over the bank's precious metals leasing rate if the borrowing is represented by deferred payment purchases of precious metals. A fee of 0.25% is charged on the unused balance of the facility. This agreement includes restrictive covenants that limit the amount of dividends and distributions from JM Ney to the Company and which require JM Ney to maintain a specified amount of stockholder's equity. At February 29, 2000, the amount of net assets which JM Ney was restricted from distributing to the Company totaled approximately $10,540,000, including a $4,000,000 subordinated loan payable to the Company.

At February 28, 1999, the Company had a $1,392,000 demand loan, which was secured by a portion of the Company's portfolio of marketable securities. This borrowing was repaid during FY00 with the proceeds from sales of marketable securities.

(10)     Accrued Liabilities



Accrued liabilities consist of the following (in thousands):



                                         February 29, 2000                      February 28, 1999
---------------------------------------- ------------------------------------ -------------------------------------
Employee compensation                                   $  447                               $   430
Accrued dividends                                           74                                    96
Income taxes                                                80                                     -
Accrued interest                                           336                                   276
Deferred hedging gains                                      10                                   165
Other                                                      727                                   534
---------------------------------------- ------------------------------------ -------------------------------------
                                                        $1,674                                $1,501
---------------------------------------- ------------------------------------ -------------------------------------

(11)      Long-term Debt and Subordinated Notes Payable


Long-term debt and subordinated notes payable consist of the following (in thousands):

                                                                             February 29,                  February
                                                                                        2000        28,
                                                                                                    1999

---------------------------------------------------------------------------- ---------------------- ---------------------- ---
Convertible  subordinated  debentures,  due  October  2007;  interest  at 10.5%, payable semi-annually; annual principal payments in varying amounts

  through maturity; unsecured                                                         $3,435                    $ 3,759
Subordinated note payable of JM Ney due
  December 2004; unsecured; quarterly interest
  payments at 10.26%                                                                   7,500                      7,500
Secured  note  payable  to  officer,  due  August  2001;  interest  at 8.5%
payable quarterly, secured by a lien on real estate                                    1,000                          -
Other                                                                                    276                        413
---------------------------------------------------------------------------- ---------------------- ---------------------- ---
                                                                                      12,211                     11,672
Less unamortized discounts on  notes payable                                             209                        171
---------------------------------------------------------------------------- ---------------------- ---------------------- ---
                                                                                      12,002                     11,501
Less current maturities                                                                  521                        443
---------------------------------------------------------------------------- ---------------------- ---------------------- ---
                                                                                     $11,481                    $11,058
---------------------------------------------------------------------------- ---------------------- ---------------------- ---


The terms of the 2007 convertible subordinated debentures call for the annual redemption of approximately $431,000 of principal. The debentures are convertible into common stock of the Company at any time prior to maturity at $16.17 per share, subject to adjustment under certain conditions. At February 29, 2000, 212,430 shares of common stock were reserved for conversion.

In connection with the issuance of the subordinated note payable, JM Ney issued warrants to the lender to acquire 34,000 shares of its common stock at an exercise price of $1.00 per share, and warrants to acquire 6,000 shares at an exercise price of $10.00 per share. The value of these warrants is being amortized over the life of the note. The lender has an option to put these warrants back to JM Ney at the earlier of December 2002, or the date of an initial public offering of JM Ney's Common Stock on terms as defined in the agreement.

In connection with a loan to the Company from a director/officer, the Company issued warrants as detailed in Note 24. The value of these warrants is being amortized over the life of the loan. Maturities of long-term debt for each of the next five fiscal years and thereafter are as follows (in thousands):

                             2001                                    $      521
                             2002                                         1,535
                             2003                                           448
                             2004                                           440
                             2005                                         7,940
                             Thereafter                                   1,327
                                                                     ----------
                                                                       $ 12,211

(12)     Income Taxes


For FY00, FY99 and FY98, income tax (benefit) expense consists of the following (in thousands):



                                                                2000                 1999              1998
------------------------------------------------------------ ---------------- ------------------- ------------------------
Current Federal                                               $ (141)           $    (377)          $    350
Current State                                                    148                 (102)               130
Deferred Federal                                                (563)                (977)               940
Deferred State                                                   (70)                 (99)                76
------------------------------------------------------------ ---------------- ------------------- ------------------------
                                                                $ (626)          $ (1,555)           $ 1,496
------------------------------------------------------------ ---------------- ------------------- ------------------------


The difference between the actual income tax (benefit) expense and the income tax (benefit) expense computed by applying the statutory Federal income tax rate of 34% to income (loss) before income taxes is attributable to the following (in thousands):




                                                                                                              1998

                                                            2000         1999
--------------------------------------------------------- ----------------- ---------------------- -------------------
Income tax (benefit) expense                                  $ (549)              $ (1,576)             $ 1,261
State income taxes, net of Federal benefit                        51                   (132)                 206
Tax credits                                                     (355)                     -                    -
Valuation allowance                                              267                      -                    -
Other                                                            (40)                   153                   29
--------------------------------------------------------- ----------------- ---------------------- -------------------
                                                              $ (626)              $ (1,555)             $ 1,496
--------------------------------------------------------- ----------------- ---------------------- -------------------


The principal components of the net deferred tax asset (liability) are as follows (in thousands):




                                                                 February 29,             February 28,
                                                                                                      1999
                                                              ------------               -----------------
                                                                         2000
                                                                         ----
Deferred tax liabilities:

Fixed asset basis differences                                         $(1,224)                    $(1,273)
Inventory                                                              (1,634)                     (1,314)
Pension                                                                (1,895)                     (1,940)
------------------------------------------------------------- -------------------------- -----------------------------
Total deferred tax liabilities                                         (4,753)                     (4,527)
------------------------------------------------------------- -------------------------- -----------------------------
Deferred tax assets:

Post-retirement benefits other than pensions                              395                         406
Unrealized losses on marketable securities, net                           384                         361
Allowance for uncollectible receivables                                    42                          42
Accrued vacation                                                           93                           -
Federal credit carry-forwards                                             940                         618
Federal and State net operating loss carry-
 forwards                                                                 755                           -
Valuation allowance                                                      (267)                          -
Other                                                                     273                         329
------------------------------------------------------------- -------------------------- -----------------------------
Total deferred tax assets                                               2,615                       1,756
------------------------------------------------------------- -------------------------- -----------------------------
Net deferred tax liabilities                                          $(2,138)                    $(2,771)
------------------------------------------------------------- -------------------------- -----------------------------

At February 29, 2000, the Company had $940,000 of Federal credit carry-forwards,
$406,000 of which were attributable to the alternative  minimum tax that have no expiration  date. The remaining  general  business  credits,  totaling  $534,000 expire from 2000  through  2002.  A  valuation  allowance  of $267,000  has been established  at February  29, 2000 against the general  business  credits to the extent it is more likely than not that these  credits will not be realized.  The
Company has $2,070,000 of Federal net operating loss carry forwards which expire in the fiscal year ending February, 2020.


(13)     Series A Cumulative Convertible Preferred Stock

During February 1998, the Company amended its Certificate of Incorporation to modify the terms of the Company's Series A Preferred Stock (Preferred Stock) to provide for a fixed annual dividend rate of $1.50 per preferred share and to eliminate the mandatory redemption feature of the Preferred Stock. Prior to this modification, quarterly dividend payments, ranging from $.1875 to $.4375 per share, were accrued based upon the operating income of JM Ney, as defined. Approximately $1.69 of dividends per preferred share were accrued during FY98. During FY98, the Company purchased 8,776 shares of its Preferred Stock at $18.25. As a result of the purchases, the Company reversed accrued dividends and accreted discounts of $37,000. During FY98 approximately $40,000 of the accretion of a discount was recorded as part of the preferred dividend requirement.

The Preferred Stock is convertible into the Company's common stock at any time at a rate of 1.944 shares of common stock for each share of Preferred Stock. At February 29, 2000, 421,584 shares of common stock have been reserved for conversion.

(14)     (Loss) Earnings Per Share

The computation of basic and diluted (loss) earnings per share is as follows (in thousands, except per share amounts):




                                                                        2000               1999               1998
---------------------------------------------------------------- ------------------ ------------------ -----------------
Numerator for basic and diluted earnings per share:

(Loss) income applicable to common shareholders                      $(1,349)           $(3,465)            $ 1,772
---------------------------------------------------------------- ------------------ ------------------ -----------------
Denominator for basic earnings per share:

Weighted average shares                                                1,932              1,928               1,935
Effect of dilutive securities - stock options                              -                  -                  18
---------------------------------------------------------------- ------------------ ------------------ -----------------
Denominator for diluted earnings per share                             1,932              1,928               1,953
---------------------------------------------------------------- ------------------ ------------------ -----------------
Basic earnings per share                                               $(0.70)          $  (1.80)           $    .92
Diluted (loss) earnings per share                                      $(0.70)          $  (1.80)           $    .91
---------------------------------------------------------------- ------------------ ------------------ -----------------

For FY00 and FY99, the net addition of 16,777 and 12,835 common share equivalents, respectively, from the assumed exercise price of stock options using the treasury method have been excluded, because of their antidilutive effects.

For each of FY00, FY99 and FY98, the effects of the conversion of the Preferred Stock and the 10 1/2% Debentures have been excluded because the impacts of such conversions would have been antidilutive.

(15)     Stock Option Plans

The Company's and JM Ney's incentive stock option plans provide for option grants to directors and key employees at prices equal to at least 100% of the stock's fair market value at date of grant. The Company did not grant any stock options during FY00. The per share weighted average fair value of stock options granted during FY99 and FY98 under these plans were $4.06 and $6.22, respectively, using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%; risk-free interest rates of 6.0%, and 6.5% for FY99 and FY98, respectively; expected life of five to seven years; and expected volatility of 33.3%.

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans, including the JM Ney plan, been determined based on the fair value on the grant date for awards during FY00, FY99 and FY98 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) applicable to common shares, and earnings (loss) per share would have adjusted to the pro forma amounts indicated below (amounts in thousands, except per share data):







                                                                             2000             1999             1998
                                                                             ----             ----             ----
(Loss) income applicable to common shareholders:

As reported                                                               $(1,349)         $(3,465)         $ 1,772
 Pro forma                                                                $(1,521)         $(3,695)         $ 1,581
(Loss) earnings per share - diluted:

 As reported                                                             $  (0.70)        $  (1.80)       $     .91
 Pro forma                                                               $  (0.79)        $  (1.92)       $     .81


The Company has reserved 139,000 shares of common stock for the exercise of stock options. At February 29, 2000, the Company's plan had expired, and accordingly, no shares were available for issuance. JM Ney has reserved 150,000 shares of its common stock for the exercise of stock options, of which 13,700 were available for issuance at February 29, 2000.

Activity under the Company's plan, which excludes J.M. Ney's plan, was as follows:








                                              Number             Weighted Average                Range of
Outstanding Options                          Of Shares                Exercise Price          Exercise Prices
------------------------------------------ ------------------- ------------------------------ ------------------------
------------------------------------------ ------------------- ------------------------------ ------------------------
Balance at February 28, 1997                     101,700                    $5.02                 $3.81 - $8.38
Exercised                                         (2,200)                   $3.81                 $3.81
Canceled                                         (20,300)                   $5.43                 $3.81 - $7.00
------------------------------------------ ------------------- ------------------------------ ------------------------
------------------------------------------ ------------------- ------------------------------ ------------------------
Balance at February 28, 1998                      79,200                    $5.02                 $3.81 - $8.38
Granted                                           37,000                    $6.30                 $6.25 - $6.44
Exercised                                        (10,700)                   $4.54                 $3.81 - $5.38
Canceled                                         (11,500)                   $6.76                 $3.81 - $7.50
------------------------------------------ ------------------- ------------------------------ ------------------------
------------------------------------------ ------------------- ------------------------------ ------------------------
Balance at February 28, 1999                      94,000                    $5.31                 $3.81 - $8.38
Exercised                                         (2,600)                   $3.81                 $3.81
Canceled                                         (10,700)                   $6.27                 $3.81 - $6.44
------------------------------------------ ------------------- ------------------------------ ------------------------
Balance as of February 29, 2000                   80,700                    $5.23                 $3.81 - $8.38


At February 29, 2000, the range of exercise prices and the weighted average remaining contractual life of the options was as follows:



                           Options Outstanding                                                      Options Exercisable
                                                              Weighted Average                         Weighted

  Range of Exercise                      Weighted Average        Remaining                              Average
       Prices               Number        Exercise Price      Contractual Life         Number       Exercise Price
                         Outstanding                                                Exercisable

---------------------- ----------------- ------------------ --------------------- ----------------- ----------------

  $8.38                       6,000            $8.38             1.3 years              6,000            $8.38
  $6.44 - $6.13              36,000            $6.22             6.7 years             36,000            $6.22
  $3.81                      38,700            $3.81             6.1 years             38,700            $3.81
---------------------- ----------------- ------------------ --------------------- ----------------- ----------------
                             80,700            $5.23             6.0 years             80,700            $5.23
---------------------- ----------------- ------------------ --------------------- ----------------- ----------------


Also, during FY99 and FY98, options to purchase 4,250 and 16,800 shares of JM Ney, at average exercise prices of $11.47 and $10.86 per share, respectively, were issued. During FY00, FY99 and FY98, options to acquire 6,500, 7,750 and 500 shares, respectively, of JM Ney were forfeited. During FY00, options to acquire 9,750 shares were exercised, and the resultant shares immediately called. At February 29, 2000, 113,050 of the 126,550 total outstanding JM Ney options were exercisable. At February 29, 2000, the Company owned all 850,000 outstanding shares of JM Ney. There presently is no public market for JM Ney's common stock.

(16)     Retirement Plans

The  Company  maintains  a   noncontributory   defined  benefit  and  a  defined
contribution plan, which collectively cover substantially all full-time employees. The defined contribution plan is funded through contributions in amounts that can be deducted for Federal income tax purposes. Benefits payable under all plans are based upon years of service and compensation levels.

The following table sets forth the changes in benefit obligations, changes in fair value of plan assets, funded status and net amounts recognized in the Consolidated Balance Sheets for the defined benefit plan (in thousands).




                                                           February 29,           February 28,     February 28,
                                                              2000                     1999                   1998
---------------------------------------------------------- -------------------- -------------------- -------------------------
Changes in Benefit Obligations

Benefit obligation at beginning of year                             $11,663                $10,212           $10,021
Service cost                                                            397                    240               234
Interest cost                                                           791                    781               736
Experience loss                                                         138                    842               243
Distributions                                                          (971)                (2,885)           (1,022)
Effect of curtailment                                                     -                    (64)                -
Effect of early retirement program settlement                             -                    511                 -
Effect of assumption changes                                         (1,017)                 2,026                 -
---------------------------------------------------------- -------------------- -------------------- -------------------------
Benefit obligation end of year                                       11,001                 11,663            10,212
---------------------------------------------------------- -------------------- -------------------- -------------------------
Change in Fair Value of Plan  Assets

Fair value of plan assets at beginning of  year                      14,530                 18,087            16,815
Actual return on assets                                                 510                   (672)            2,294
Benefits paid                                                          (971)                (2,885)           (1,022)
---------------------------------------------------------- -------------------- -------------------- -------------------------
Fair value of plan assets at end of year                             14,069                 14,530            18,087
---------------------------------------------------------- -------------------- -------------------- -------------------------
Funded status                                                         3,068                  2,867             7,875
Unrecognized net actuarial loss (gain)                                1,953                  2,277            (3,079)
Unrecognized past service cost                                         (104)                  (111)             (131)
---------------------------------------------------------- -------------------- -------------------- -------------------------
Prepaid pension expense                                             $ 4,917                $ 5,033           $ 4,665
---------------------------------------------------------- -------------------- -------------------- -------------------------


For FY00, FY99 and FY98, the projected benefit obligations and pension income were determined using the following assumptions:



                                                                   2000                  1999                 1998
                                                                                                              --------------------
------------------------------------------------------------------ --------------------- --------------------
Discount rate                                                      7.75%                 7.00%                7.50%
Future compensation growth rate                                    5.00%                 5.00%                5.50%
Long-term rate of return on plan assets                            8.00%                 8.00%                8.00%

Net pension expense (income) for the Company's funded defined benefit plan for FY00, FY99 and FY98 includes the following components (in thousands):



                                                                       2000                 1999                  1998
---------------------------------------------------------------- -------------------- -------------------- ------------------
Service cost of benefits accrued                                   $    397             $    240             $     234
Interest cost on projected benefit obligations                          791                  781                   736
Expected return on plan assets                                       (1,124)              (1,413)               (2,294)
Unrecognized net gain (loss)                                             52                  (42)                  933
Effect of early retirement program                                        -                  139                     -
Effect of Ultrasonics curtailment                                         -                  (73)                    -
---------------------------------------------------------------- -------------------- -------------------- ------------------
Pension expense (income)                                           $    116             $   (368)             $   (391)
---------------------------------------------------------------- -------------------- -------------------- ------------------

Pension expense for the defined contribution plan totaled $208,000, $189,000, and $122,000 in FY00, FY99, and FY98, respectively.

(17)     Post-retirement Benefit Obligations

The Company's cost of its unfunded retiree health care plan for FY00, FY99, and FY98 was approximately $7,000, $18,000, and $56,000, respectively, including interest. At February 29, 2000 and February 28, 1999, the accumulated benefit obligation for post-retirement benefits was approximately $736,000 and $769,000, respectively. At February 29, 2000, 35 retirees and spouses were receiving benefits under this plan.

The accumulated benefit obligation was determined using the unit credit method and assumed discount rates of 7.25% at February 29, 2000 and February 28, 1999 and 1998. At February 29, 2000 and February 28, 1999 and 1998, the accumulated benefit obligation was compiled using assumed health care cost trend rates of 7%, 8%, and 9%, respectively, gradually declining to 6% for the remainder of the projected payout period of the benefits.

The estimated effect on the present value of the accumulated benefit obligation at March 1, 2000 of a 1% increase each year in the health care cost trend rate used would result in an estimated increase of approximately $3,000 in the service and interest cost, and approximately $29,000 in the accumulated benefit obligation. A 1% decrease each year in the health care trend rate would result in a decrease of approximately $3,000 in the service and interest costs, and a decrease of approximately $26,000 in the accumulated benefit obligation.

(18)     Leases

The Company leases various manufacturing and office facilities and equipment under operating lease agreements expiring through December 2005. In addition, the Company earns rental income from office space leased to tenants under operating leases expiring through November 2000. Lease expense was $382,000, $299,000, and $264,000 for FY00, FY99, and FY98, respectively, while rental income totaled $376,000, $482,000, and $376,000 for FY00, FY99, and FY98,
respectively.

Future minimum lease payments and rental income under the terms of the leases for each of the next five years and thereafter, are as follows (in thousands):

                                  Lease Payments                 Rental Income

             2001                             $ 296                   $ 179
             2002                               281                     126
             2003                               273                      83
             2004                               166                      80
             2005                               101                       -
             Thereafter                           7                       -

(19)     Business Segments and Export Sales

During FY00, the Company operated in two continuing segments, Electronics, which comprises the operations of JM Ney, and Corporate, which includes the Company's investment, real estate and corporate administrative activities. Ney Ultrasonics was discontinued in FY98. Operating income (loss) consists of revenues, less all non-interest costs and expenses directly allocated to the industry segments. Corporate revenues consist of investment income (loss) and other income not attributable to a specific segment. Corporate identifiable assets include assets not directly attributable to JM Ney, or a specific segment.

Summarized  financial   information  by  business  segment  is  as  follows  (in
thousands):




                                                                    FY00               FY99                FY98
                                                                    ----               ----                ----
  Net sales and revenues:

    Electronics                                                  $29,049            $26,837             $25,397
    Corporate                                                      1,262             (3,237)              3,471
                                                            ------------------ ------------------- -------------------
                                                                 $30,311            $23,600             $28,868
                                                            ------------------ ------------------- -------------------
  Operating income (loss):

    Electronics                                                 $  1,305           $  2,558            $  2,860
    Corporate                                                     (1,193)            (5,271)              1,264
                                                                                                   -------------------
                                                            ------------------ -------------------
                                                               $     112           $ (2,713)           $  4,124
                                                            ------------------ -------------------
                                                                                                   -------------------
  Interest expense:

    Electronics                                                 $  1,300           $  1,228           $     468
    Corporate                                                        425                507                 695
                                                                               -------------------
                                                            ------------------                     -------------------
                                                                $  1,725           $  1,735            $  1,163
                                                            ------------------ ------------------- -------------------
  Identifiable assets:

    Electronics                                                  $27,835            $25,900             $25,337
    Corporate                                                      9,283             11,219              19,434
                                                            ------------------ ------------------- -------------------
                                                                 $37,118            $37,119             $44,771
                                                            ------------------ ------------------- -------------------
  Depreciation, amortization and accretion:

    Electronics                                                 $  1,316           $  1,277            $  1,126
    Ultrasonics                                                        -                  -                 139
    Corporate                                                        150                157                 215
                                                            ------------------ ------------------- -------------------
                                                                $  1,466           $  1,434            $  1,480
                                                            ------------------ ------------------- -------------------
  Capital expenditures:

    Electronics                                                 $  2,118           $  1,680            $  1,597
    Ultrasonics                                                        -                  -                 109
    Corporate                                                         20                 22                  34
                                                            ------------------ ------------------- -------------------
                                                                $  2,138           $  1,702            $  1,740
                                                            ------------------ ------------------- -------------------



Export sales for FY00, FY99, and FY98 were $5,941,000, $4,303,000, and $4,370,000, respectively. Such sales were made primarily to customers in Europe and the Pacific Rim.

During FY00, FY99 and FY98 sales to one customer accounted for 17.7%, 16.1% and 14.9% of net sales, respectively. At February 29, 2000, accounts receivable from this customer represented 19.1% of consolidated net accounts receivable. Sales to one other customer accounted for 13.9% and 12.6% of net sales during FY99 and FY98, respectively.

(20)     Estimated Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, short term borrowings, accounts payable and other accrued liabilities are reasonable estimates of their fair value based upon their current maturities. The carrying value of marketable securities approximates fair value as determined by quoted market prices less any reserves for liquidity and volatility concerns.

At February 29, 2000, gains totaling $10,000 from expired or sold palladium futures contracts have been deferred from income recognition until the underlying orders for which the futures contracts served as a hedge have been shipped. At February 29, 2000, JM Ney had open futures contracts to purchase 500 ounces of palladium at an average price of $395 per ounce, which had a fair value of $159,000. The value of these contracts has not been recorded as they were purchased to hedge firm price orders. At February 29, 2000, JM Ney also had an open contract to sell 2,000 ounces of palladium for $670 an ounce which at February 29, 2000 had negative equity value of $104,000.

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

(22)     New Accounting Standards

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. The effective date of SFAS No. 133 was subsequently delayed, and is now effective for fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 by May 31, 2001, as required. The Company is currently assessing the impact of this statement on the Company's consolidated financial statements.

(23)     Supplemental Disclosure of Cash Flow Information

The information below supplements the cash flow data presented in the Company's Consolidated Statements of Cash Flows (in thousands):

                                  2000                  1999               1998
                                  ----                  ----               ----

 Cash paid (received) for:

  Interest                   $   1,692               $ 1,702             $1,129
  Income taxes, net          $     (140)             $   (210)          $   360


During FY00,  the Company  issued 76,886 and 988 shares of its common stock from
the  conversion  of  its  preferred  stock  and  10  1/2%   convertible   notes,
respectively.

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

(24)     Related Party Transactions

During FY00, the Company borrowed $1,000,000 from its President. This borrowing, which is secured by a first mortgage on real estate owned by a subsidiary of the Company, bears interest at the annual rate of 8.5% and matures in August 2001. In connection with this transaction, the Company's President also received a warrant to purchase 18,706 shares of the Company's common stock at an exercise price of $16.04 per share. This warrant can be exercised at anytime through February 2003. The proceeds of this note were used by the Company to purchase shares of Moscow Broadband as part of that company's private placement.

During FY99 the Company accepted a $200,000 two-year 7% note receivable and a $50,000 demand note from an executive officer for the purchase of 62,500 shares of the Company's common stock. During FY00, the $50,000 demand note was paid in cash, while the $200,000 note receivable was satisfied through the receipt of 10,834 shares of the Company's common stock in accordance with the terms of the note.

(25)     Subsequent Events

During April 2000, the Company received $200,000 from its President in exchange for a secured note bearing interest at the annual rate of 8.5%, and a warrant to purchase 5,393 shares of the Company's stock at $11.13 per share through April 2003. Also in April 2000, the Company received $50,000 from its Chairman in exchange for an unsecured demand note bearing interest at the annual rate of 10%.

During March 2000, 12,603 shares of the Company's Preferred Stock were converted by their holders into 24,499 shares of Common Stock.

INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Andersen Group, Inc.

New York, NY

We have audited the accompanying consolidated balance sheets of Andersen Group, Inc. and subsidiaries as of February 29, 2000 and February 28, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Andersen Group, Inc. and subsidiaries at February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for the each of the three years in the period ended February 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
May 3, 2000

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH

               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

As of May 16, 2000, the Company has seven members of its Board of Directors. The names of and certain information with respect to the persons presently serving as directors are as follows:

     OLIVER R. GRACE, JR., age 46, has been a Director of the Company since 1986, President and Chief Executive Officer since 1997, and was Chairman from 1990 to 1997. He has also been President and a Director of AG Investors, Inc., one of the Company's subsidiaries, since 1992 and a Director of the Company's wholly-owned subsidiary, The J. M. Ney Company, since February 1997. Mr. Grace, Jr. is a General Partner of The Anglo American Security Fund L.P. and a Director of Take Two Interactive Software, Inc. Mr. Grace, Jr. is the brother of Director John S. Grace. He also serves on the Board of Directors of ComCor-TV.

     FRANCIS E. BAKER, age 70, has been Chairman and Secretary of the Company since 1997, a Director since 1959, and President and Chief Executive Officer of the Company from 1959 to 1997. Mr. Baker also serves as a Director of the Company's wholly-owned subsidiary, The J.M. Ney Company. He also serves on the Board of Directors of ComCor-TV.

     PETER N. BENNETT, age 63, has been a Director of the Company since 1992. He is a private investor and financial consultant.

     JOHN S. GRACE, age 42, has been a Director of the Company since 1990. He is the Chairman of Sterling Grace Corporation, a General Partner of The Anglo American Security Fund L.P. and a Director of Annaly Mortgage Management, Inc. Mr. Grace has been an employee of AG Investors, Inc., one of the Company's subsidiaries, since 1992. John S. Grace is the brother of Oliver R. Grace, Jr.

     LOUIS A. LUBRANO, age 66, has been a Director of the Company since 1983. Mr. Lubrano is currently with Herzog, Heine, Geduld, Inc., members of the New York Stock Exchange. Mr. Lubrano was formerly a Managing Director of Stires and Company, Inc. from 1991 to 1996, and also serves as a Director of Graham Field Health Products, Inc., a manufacturer and distributor of medical products.

     THOMAS MCPARTLAND, age 41, has been a Director of the Company since April 2000. He is founder and majority shareholder of Convergence Media, Ltd., a consulting and investment company and former President and CEO of TCI Music now known as Liberty Digital. Mr. McPartland sits on the advisory boards of Dauphine Capital Partners, inVentures, a U.K. based investment fund centering its attention on the European marketplace and on the board of Music.com a privately held music and entertainment portal.

     JAMES J. PINTO, age 49, has been a Director of the Company since 1988. He is President of the Private Finance Group Corp., a merchant and venture capital firm, and a position he has held since 1990. Mr. Pinto also serves as a Director of Empire of Carolina, Inc. and Fragrence Net.

The information required by this Item with respect to the Executive Officers of the Registrant is included in Part I of this filing under the section entitled Executive Officers of the Company.

ITEM 11.     EXECUTIVE COMPENSATION.

The following information is provided regarding the annual and long-term compensation paid or to be paid to the Chief Executive Officer and the three other most highly compensated executive officers of the Company with respect to the fiscal years 2000, 1999 and 1998.



                           SUMMARY COMPENSATION TABLE

                                                                                         Long Term
                                                                                       Compensation
                                                                                     -----------------
                                                          Annual                           Awards
                                                        Compensation
                                     -----------------------------------------       -----------------
                                                                                          Securities           All Other
Name and                                                                                Underlying             Compensation(3)
Principal Position                                                                     Options/SARs(2)
                                        Fiscal       Salary (1)        Bonus
                                                                                              (#)                ($)

------------------------------------
Oliver R. Grace, Jr.............         2000         60,446              -                    -                2,017
President and Chief Executive            1999         85,000              -                    -                2,550
Officer                                  1998         85,000         50,000(4)                 -                1,665

Francis E. Baker...............          2000         98,000              -                    -                    -
Chairman and Secretary                   1999        120,000         15,000               20,000                    -
                                         1998         75,000         75,000                    -                  875

Ronald N. Cerny...............           2000        171,473              -                    -                5,030
President, The J.M. Ney Company          1999        164,808         10,000                5,000                4,987
                                         1998        155,000         40,000                    -                2,673

Andrew M. O'Shea............             2000        120,513         10,000                    -                3,959
Chief Financial Officer,  and            1999        112,209          6,680                    -                4,283
Chief Financial Officer of The  J.       1998        104,904         31,000                    -                2,301
M. Ney Company

------------------------------------------------------------------------------------------------------------------------------------
(1)      Includes amounts of compensation deferred by the employee pursuant to the Company's 401(k) plan.
(2)      During fiscal year 1998,  Messrs.  Cerny and O'Shea received options to acquire shares of The J. M. Ney Company.
These grants      are excluded from this table.
(3)      Consists of contributions made by the Company in respect of its 401(k) plan.
(4)      At Mr. Grace,  Jr.'s  election,  this bonus was treated as deferred  compensation  and paid into the Company's Rabbi Trust
         for     his benefit.

No stock options were issued by the Company or by The J.M. Ney Company during fiscal year 2000.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

                      AND FISCAL YEAR END OPTION/SAR VALUES

The following table sets forth certain information with respect to options/SARs exercised during fiscal year 2000 by the individuals named in the Summary Compensation Table and unexercised options to purchase Andersen Group, Inc. Common Stock granted under the Incentive Stock Option Plan to the individuals named in the Summary Compensation Table.





                                                                          Number of Securities     Value of Unexercised
                                                                          Underlying Unexercised   In-the- Money
                                                                          Options/SARs at Fiscal   Options/SARs at

                                   Shares Acquired On    Value Realized   Year End(#)              Fiscal Year End($)
-                                       Exercise           Exercisable/   Exercisable/
                                                          Unexercisable   Unexercisable
         Name                               (#)                   ($)

       Oliver R. Grace, Jr........            -                   -           9,500/0            $117,344/$0
       Francis E. Baker...........            -                   -          20,000/0            $217,500/$0
       Ronald N. Cerny...........             -                   -           8,000/0             $94,313/$0
       Andrew M. O'Shea........               -                   -          10,000/0            $153,125/$0


Pension Benefits

        The following table sets forth the estimated aggregate annual benefit payable upon retirement or at normal retirement age for each level of remuneration specified at the listed years of service in accordance with the Company's defined benefit plan. The pension benefits are based on calendar year earnings and are payable in the form of a life annuity. For calendar 2000, the maximum annual compensation limit for determining pension benefits is $170,000.




                               Pension Plan Table

                                Years of Service

                       ------------- ------------- ------------- ------------- ------------- -------------
Remuneration                   5             10          15             20            25            30
                       ------------- ------------  -------------  ------------- ------------ -------------


 $100,000                   $ 4,450       $ 8,900       $13,350       $17,800       $22,250       $26,700
  125,000                     6,013        12,025        18,038        24,050        30,063        36,075
  150,000                     7,575        15,150        22,725        30,300        37,875        45,450
  170,000                     8,825        17,650        26,475        35,300        44,125        52,950

An individual's pension benefits are equal to the greater of the following two calculations: (A) .75% of final average earnings (average annual earnings for the five consecutive years of highest earnings in the employee's last 10 years of employment) plus .50% of final average earnings in excess of covered compensation (covered compensation equals the average of the Social Security wage base for the individual based upon his/her age) multiplied by the employee's years of service as a qualified employee (up to a maximum of 40 years), or (B) the sum of the individual's accrued pension benefit at December 31, 1993 calculated pursuant to (A) plus the individual's average compensation for the years since December 31, 1993 (average compensation equals the highest average annual earnings for the five consecutive years since December 31, 1993, up to a maximum of $160,000) multiplied by the percentages in (A), multiplied by the number of years of service since 12/31/93. Pension benefits payable upon retirement are increased by a late retirement factor due to the delay in receipt of benefits if the employee continues to work after attaining the age of 65.

Pension benefits are not reduced on account of social security benefits received by the employee. Average earnings is the sum of the amounts shown in the columns labeled "Salary" and "Bonus" in the Summary Compensation Table. For purposes of the Pension Plan Table, the amount used for covered compensation is the average of the covered compensation for each of the individuals named in the Summary Compensation Table. The executive officers named in the Summary Compensation Table have the following years of credited service for pension plan purposes under the Table: Mr. Grace, Jr. 7 years; Mr. Cerny 6 years; and Mr. O'Shea 4 years. Mr. Baker's pension benefits have been computed in accordance with (B) of the above formula and have been enhanced by the late retirement factor pursuant to the Plan. The estimated aggregate annual benefit being paid to Mr. Baker from the Company's defined benefit pension plan is approximately $33,000.

Employment Agreements

Mr. Cerny has an employment agreement which, among other things, provides for severance pay in the event of involuntary termination for other than cause. In such case, the Company, at its option, will provide Mr. Cerny with twelve months of notice or salary and fringe benefits or any combination thereof. In the event of a change in control of The J.M. Ney Company, the Company has agreed to provide Mr. Cerny with two years severance including fringe benefits.

Board Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board is responsible for reviewing the Company's executive compensation program and policies each year and determining the compensation of the Company's senior executive officers. The Committee's determination on compensation of the Company's Chief Executive Officer and other executive officers is reviewed with and approved by the entire Board.

The Compensation Committee of the Board was comprised of Messrs. James J. Pinto and Louis A. Lubrano, independent directors.

The fiscal year 2000 base pay of each of the Company's executive officers was determined on the basis of the individual's responsibilities and performance and a comparison with salaries paid by competitors of the Company. The bonus component of executive compensation is directly related to corporate and business unit performance. The Committee's overall policy regarding compensation of the Company's executive officers is to provide competitive salary levels and compensation incentives that attract and retain individuals of outstanding ability in key positions that recognize individual performance and the performance of the Company relative to the performance of other companies of comparable size, complexity and quality, and that support both the short-term and long-term goals of the Company. The executive compensation program includes elements which, taken together, constitute a flexible and balanced method of establishing total compensation for senior management.

Compensation paid to the Company's executive officers for fiscal year 2000 consisted primarily of salary, bonus and contributions made by the Company in respect of its 401(k) Plan.

For fiscal 2000, the Committee established the compensation of Oliver R. Grace, Jr., the President and Chief Executive Officer of the Company, using the same criteria used to determine compensation for other executive officers. Mr. Grace, Jr.'s fiscal 2000 base pay was based upon a voluntary salary reduction and the Committee's overall assessment of Mr. Grace, Jr.'s performance and upon market data.

For fiscal 2000, the Committee established the compensation of Francis E. Baker, the Company's Chairman and Secretary, using the same criteria used to determine compensation for other executive officers. As Chairman, Mr. Baker received a fee of $98,000.

It is the opinion of the Committee that the aforementioned compensation structures provide features which properly align the Company's executive compensation with corporate performance and the interests of its stockholders and which offer competitive opportunities in the marketplace.

Under Section 162(m) of the Internal Revenue Code and the regulations promulgated thereunder, deductions for employee remuneration in excess of $1 million which is not performance based are disallowed for publicly traded companies. The Committee has determined that it is unnecessary at this time to seek to qualify the components of its compensation program within the meaning of
Section 162(m).

     The foregoing report has been approved by all members of the Compensation Committee

     James J. Pinto, Chairman Louis A. Lubrano

Performance Graph

The following graph compares the performance of the Company for the periods indicated with the performance of the National Association of Securities Dealers Automated Quotation ("NASDAQ") Composite Stock Index (the "NASDAQ Composite") and the performance of the NASDAQ Industrial Composite Stock Index (the "Peer Group"). The comparative five-year total returns assume a $100 investment made on February 28, 1995 with dividends reinvested. The stockholder return shown for Andersen Group, Inc. ("AGI") on the following graph is not necessarily indicative of future stock performance.

Comparative Five-Year Total Returns

Andersen Group, Inc., NASDAQ Composite and Peer Group
(Performance results through February 29, 2000)


  ---------------------------------------------------------------------------------------------------------
                               1995          1996         1997            1998           1999         2000
  AGI                         $100.00       $125.00       $183.33       $196.00         $133.33      $570.83
  NASDAQ Composite            $100.00       $140.08       $166.69       $225.46         $291.36      $598.08
  Peer Group                  $100.00       $129.51       $141.14       $168.70         $167.82      $337.68
  ---------------------------------------------------------------------------------------------------------


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

                  OWNERS AND MANAGEMENT.

                       PRINCIPAL STOCKHOLDERS AND SECURITY

                     OWNERSHIP OF MANAGEMENT OF THE COMPANY

The following table sets forth information regarding the beneficial ownership of Common Stock, as of May 17, 2000 by each director, by each named executive officer of the Company described in "Executive Compensation", by persons who beneficially own 5% or more of the outstanding shares of Common Stock, and by all directors and executive officers of the Company as a group. The beneficial ownership information described and set forth below is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. It does not constitute an admission of beneficial ownership for any other purpose.





                                              Amount and Nature of
                                                Beneficial Ownership             Percent of Class

  Name and Address of Beneficial Owner

                                                     Preferred     Common         Preferred     Common

  Francis  E. Baker(1)..............................       0      207,735               0          10.0
     8356 Sego Lane
     Vero Beach, Florida
  Estate of Oliver R. Grace, Sr.(2)..............          0      156,360               0           7.6
     c/o Lorraine G. Grace, Executrix
     49 Cove Neck Road
     Oyster Bay, New York
  Lorraine G. Grace(3)..............................       0      183,790               0           8.9
     49 Cove Neck Road
     Oyster Bay, New York
  Oliver R. Grace, Jr. (4)...........................   6,000      293,321               2.9        13.4
     55 Brookville Road
     Glen Head, New York
  John S. Grace(5)..................................    22,571      125,556              11.1         5.8
     55 Brookville Road
     Glen Head, New York
  Peter N. Bennett(6)...............................    52,487      105,034              25.7         4.9
      6 Batersea High St.
      London SW11 3RA, England
  The Bank of Butterfield(7).......................     16,863      331,826               8.0        15.9
      Rose Bank Centre
      14 Bermudiana Road
      Hamilton, Bermuda
  First United Securities Limited(8).............            0      135,924               0           6.6
      Exchange House
      P.O. Box 16, 54-58 Athol Street
      Douglas, Isle of Man
  Louis A. Lubrano(9)...............................         0        8,000               0           (14)
  James J. Pinto(10).................................        0       61,515               0           3.0
  Thomas McPartland(11)..........................            0            0               0             0
  Ronald N. Cerny(12)..............................          0        8,884               0           (14)
  Andrew M. O'Shea(13)...........................            0       12,401               0           (14)
  All directors and executive officers as a
     group (3 (Preferred) and 8 (Common)
     persons including certain of the above-
     named individuals)............................      81,058      774,580              39.7        32.5



(1) Francis E. Baker has beneficial ownership of an aggregate of 207,735 shares of Common Stock and no shares of Preferred Stock. Of the Common Stock amount 125,001 shares are owned directly. The figure set forth in the table includes 58,900 shares of Common Stock with respect to which Mr. Baker has shared voting power as co-trustee under the Oliver R. Grace Grandchildren Trust U/R dated December 27, 1976 and 3,834 shares which such Trust owns by virtue of its ability to convert $62,000 principal amount of the Company's 10.5% Convertible Subordinated Debentures due 2007 (the "Debentures") to Common Stock within a 60-day period. Mr. Baker also holds a stock option to acquire an additional 20,000 shares of Common Stock which may be issued to him within a 60-day period. Mr. Baker disclaims beneficial ownership of such shares held in trust. In addition to the shares reported in the table, Mr. Baker is the settlor of four irrevocable trusts dated March 31, 1970 created for the benefit of certain of his children. Fleet National Bank acts as trustee under each of these trusts, which hold an aggregate of 34,006 shares of Common Stock. Mr. Baker does not exercise any control over these four trusts and disclaims beneficial ownership.

     (2) The Estate of Oliver R. Grace, Sr., c/o Lorraine G. Grace, Executrix, has direct beneficial ownership of an aggregate of 156,360 shares of Common Stock and no shares of Preferred Stock.

     (3) Lorraine G. Grace has beneficial ownership of 183,790 shares of Common Stock and no shares of Preferred Stock. Of the Common Stock amount, 13,638 shares are held by Mrs. Grace directly; 2,475 shares are held by Mrs. Grace, as trustee of a trust for the benefit of her children; 11,317 shares are held by virtue of the ability of Mrs. Grace to convert $183,000 principal amount of the Debentures to Common Stock within a 60-day period; and 156,360 shares are held by virtue of Mrs. Grace's appointment as executrix of the Estate of Oliver R. Grace, Sr. Lorraine G. Grace is the mother of Directors Oliver R. Grace, Jr. and John S. Grace.

(4) Oliver R. Grace,
Jr. has beneficial ownership of an aggregate of 193,266 shares of Common Stock and 6,000 shares of Preferred Stock. Of the Common Stock amount, 62,528 shares are held by Oliver R. Grace, Jr. directly, including 33,828 shares by virtue of Mr. Grace, Jr.'s ability to convert $547,000 principal amount of the Debentures to Common Stock within a 60-day period; 11,664 shares are held by virtue of Mr. Grace, Jr.'s ability, as custodian for the benefit of his children, to convert 6,000 shares of the Company's Preferred Stock to Common Stock within a 60-day period; 6,107 shares are held by Carolyn Grace, the spouse of Oliver R. Grace, Jr., of which 5,627 shares are held by Mrs. Grace by virtue of her ability to convert $91,000 principal amount of the Debentures to Common Stock within a 60-day period; 47,866 shares are held by virtue of the ability of The Anglo American Security Fund L.P. (of which Oliver R. Grace, Jr. is a general partner) to convert $774,000 principal amount of the Debentures to Common Stock within a 60-day period; 37,000 shares are held by a corporation owned by members of Mr. Grace, Jr.'s family and 94,556 shares are held in an individual retirement account for the benefit of Mr. Grace, Jr.. Mr. Grace, Jr. also holds stock options to acquire an additional 9,500 shares of Common Stock which may be issued to him within a 60-day period. Mr. Grace, Jr. also holds stock warrants to acquire an additional 18,706 shares and 5,393 shares expiring March 2003 and April 2003 respectively. Oliver R. Grace, Jr. disclaims beneficial ownership of all shares owned by his spouse, by him as trustee for the benefit of family members, by his children, and by The Anglo American Security Fund, L.P. described herein.

 (5) John S. Grace has beneficial  ownership of 125,556 shares of Common Stock and 22,571 shares of Preferred Stock. Of the Common Stock amount, 17,272 shares are owned by John S. Grace directly, including 1,422 shares held by virtue of Mr. Grace's ability to convert $23,000 principal amount of the Debentures to Common Stock within a 60-day period; 47,866 shares are held by virtue of the ability of The Anglo American Security Fund L.P. (of which John
S. Grace is a general  partner)  to  convert  $774,000  principal  amount of the
Debentures to Common Stock within a 60-day period; 1,484 shares are held by virtue of the ability of Florida & Asia Consulting, Inc. (Lola Grace, the spouse of John S. Grace, is the sole stockholder of Florida & Asia Consulting, Inc.) to convert $24,000 principal amount of the Debentures to Common Stock within a 60-day period; 43,878 shares are held by virtue of the ability of Sterling Grace Capital Management, L.P. (John S. Grace is Chairman of Sterling Grace Corporation, the general partner of Sterling Grace Capital Management, L.P.) to convert 22,571 shares of the Preferred Stock to Common Stock within a 60-day period and 9,055 shares are held in an individual retirement account for Mr. Grace's benefit. Mr. Grace also holds stock options to acquire an additional 6,000 shares of Common Stock. John S. Grace disclaims beneficial ownership of all shares held by trustees for the benefit of members of his family and The Anglo American Security Fund L.P.

     (6) Peter N. Bennett has beneficial ownership of 105,034 shares of Common Stock and 52,487 shares of Preferred Stock. The figure set forth in the table includes shares held by virtue of the ability of Mr. Bennett to convert 52,487 shares of the Preferred Stock to 102,034 shares of Common Stock within a 60-day period. Also included in the figure set forth in the table are 3,000 shares of Common Stock which may be issued to Mr. Bennett within 60 days hereof upon the exercise of his existing exercisable stock option.

     (7) The Bank of Butterfield (the "Bank") has beneficial ownership of an aggregate 331,826 shares of Common Stock and 16,863 shares of Preferred Stock as trustee of various trusts. Of the Common Stock amount 32,781 shares are held by virtue of the Bank's ability, as trustee, to convert 16,863 shares of the Preferred Stock to Common Stock within a 60-day period.

     (8) First United Securities Limited ("FUSL") has beneficial ownership of an aggregate of 135,924 shares of Common Stock, as trustee of various trusts, and no shares of Preferred Stock. Of the Common Stock amount 9,214 shares are held by virtue of the ability of FUSL to convert $149,000 principal amount of the Debentures to Common Stock within a 60-day period.

     (9) Louis A. Lubrano has beneficial ownership of 8,000 shares of Common Stock and no shares of Preferred Stock. Mr. Lubrano's ownership is represented by stock options to acquire 8,000 shares of Common Stock within a 60-day period.
(10) James J. Pinto has beneficial ownership of 61,515 shares of Common Stock and no shares of Preferred Stock. Of the Common Stock amount, 53,515 shares are held directly. Also included in the figure set forth in the table are stock options to acquire 8,000 shares of Common Stock within a 60-day period.

     (11) Thomas McPartland holds non-qualified stock options to acquire 20,000 shares of Common Stock. These options are not exercisable until April 2001.

     (12)Ronald N. Cerny has beneficial ownership of 8,884 shares of Common Stock and no shares of Preferred Stock. Of the Common Stock amount, 3,000 shares are held directly and 884 shares are held in the Company's 401(k) Plan. Also included in the figure set forth in the table are stock options to acquire 5,000 shares of Common Stock within a 60-day period.

     (13) Andrew M. O'Shea has beneficial ownership of 12,401 shares of Common Stock and no shares of Preferred Stock. Of the Common Stock amount, 11,000 shares are held directly, 901 shares are held in the Company's 401(k) Plan and 500 shares are held by Moira L. O'Shea, the spouse of Andrew M. O'Shea.

     (14) Represents less than one percent (1%) of the Common Stock.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Moscow Broadband Communication Ltd.

          At February 28, 1999, the Company owned 50% of Treglos Investments Limited ("Treglos") which owned an investment in the Institute for Automated Systems ("IAS"), a Russian telecommunications company. At that date, Oliver R. Grace, Jr., the Company's President and Chief Executive Officer, and his brother John S. Grace, a Director of the Company, each owned directly and indirectly approximately 22% of Treglos. Treglos has since changed its name to Moscow Broadband Communication LTD (Moscow Broadband).

          During the period from March 1, 1999 through December 31, 1999, the Company invested an additional $300,000, including $39,000 of allocated salaries, in Moscow Broadband which was matched equally by the other Moscow Broadband shareholders. These funds were used primarily to pay expenses relating to developing an agreement with Moscow Telecommunications Company (COMCOR) to own and operate ComCor-TV, which has undertaken to deliver cable television, data transmission and Internet access and IP telephony throughout the Moscow, Russia region.

          During January 2000 through March 2000, Moscow Broadband conducted a private placement of its common stock in which it raised $18,000,000 in gross cash proceeds. The Company invested $4,500,000 in this private placement, including the conversion of $500,000 of unrecorded accounts receivable from Moscow Broadband into Moscow Broadband stock. In addition, entities formed for the benefit of Oliver R. Grace, Jr. and John S. Grace, or their families, invested $6,090,000, including the conversion of $475,000 of receivables from Moscow Broadband into Moscow Broadband stock. Francis E. Baker, the Company's Chairman, invested $500,000, Thomas McPartland, a Director invested $500,000, James J. Pinto, a Director, directly and indirectly invested $600,000, Peter N. Bennett, a Director invested $200,000 and Andrew M. O'Shea, the Company's Chief Financial Officer, invested $10,000. Also, Ann Marie Lubrano, the daughter of Louis A. Lubrano, a Director, invested $100,000.

          The accounts receivable to the Company and the Grace-controlled interests, as well as to one other investor, represented a portion of amounts paid into Moscow Broadband from 1995 through 1999.

          During January and February 2000, the Company allocated $46,833 of expenses to Moscow Broadband for administrative and due diligence services. At February 29, 2000, the Company had recorded a receivable of $91,747 for such allocated costs and for expenses paid on Moscow Broadband's behalf which was subsequently paid.

         During fiscal 2000, Oliver R. Grace, Jr., President and Chief Executive Officer, extended the Company a $1,000,000 loan for the purpose of increasing the Company's investment in Moscow Broadband. This loan which bears interest at the annual rate of 8.5% to be paid quarterly, matures in August 2001 and is secured by a first lien on real estate owned by a wholly-owned subsidiary of the Company. In connection with the loan, Mr. Grace, Jr. also received a warrant to purchase 18,706 shares of the Company's stock at an exercise price of $16.04 per share.

VSMPO

     During fiscal 1998, the Company purchased shares of the common stock of Avisma, a Russian titanium producer, for approximately $2,000,000, for its own account and on behalf of certain members of the Company's Board of Directors. Avisma was subsequently merged into VSMPO, a Russian titanium processing company. The Company's portion of the original investment was $1,225,000. Shares owned by the Company in a Rabbi Trust for the benefit of Oliver R. Grace, Jr., as well as shares held for Messrs. Francis E. Baker and James J. Pinto, and for entities formed for the benefit of Mr. Grace, Jr. and John S. Grace, and their families, were held by the Company for administrative convenience. The entire investment was sold during fiscal 2000 and the proceeds received were proportionally distributed to the beneficial owners as follows- the Company $317,000, Mr. Baker $26,000, Mr. Pinto, $32,000, Rabbi Trust for Mr. Grace, Jr. $26,000, entities formed for the benefit of Mr. Grace, Jr. and Mr. Grace $117,000.

Other

          Francis E. Baker, the Company's Chairman and Secretary, is indebted to the Company in the amount of $223,487. Mr. Baker purchased the Company's interest in a split dollar life insurance policy, insuring Mr. Baker's life, and for which the Company was the beneficiary, in exchange for Mr. Baker's non-interest bearing promissory note in the principal amount of $223,487, due December 2000. The note is secured by a pledge of shares of the Company's Common Stock owned by Mr. Baker that had a market value of approximately $856,250 at February 29, 2000. The consideration represented by the promissory note approximated the cash surrender value of the policy and equaled the Company's book value at the date of the transaction.

         During April 2000, the Company borrowed an additional $200,000 from Mr. Grace, Jr. in exchange for a 8.5% secured note and a warrant to purchase 5,393 shares of the Company's common stock at $11.13 per share. Also, in April 2000, the Company borrowed $50,000 from Francis E. Baker, Chairman, in exchange for an unsecured demand note which bears interest at the rate of 10% per annum. These amounts were borrowed to enable the Company to meet its preferred dividend and interest payment requirements. These transactions were authorized by the Board's Executive Committee subject to approval of the Board.

         The Company leases office space from a company owned by Oliver R. Grace, Jr., President and Chief Executive Officer, for which it paid $71,605 during the fiscal year ended February 29, 2000.

         During the prior fiscal year, Peter R. Barker, the Company's former Vice President and Chief Financial Officer, became indebted to the Company in the aggregate amount of $250,000, in the form of a two-year promissory note due January 2001, with interest payable at 7%, and a $50,000 demand note. Mr. Barker repaid the demand note in cash, and repaid the two-year promissory note by tendering 10,834 shares of the Company's common stock under provisions of his employment agreement.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                      REPORTS ON FORM 8-K.

     (a)1. Consolidated Financial Statements applicable to the Registrant contained in Item 8:

                                                                           Pages

Consolidated Balance Sheets

as of February 29, 2000 and February 28, 1999                                 21

Consolidated Statements of Operations
for the years ended February 29, 2000 and February 28, 1999 and 1998          22

Consolidated Statements of Changes in Stockholders' Equity

for the years ended February 29, 2000 and February 28, 1999 and 1998          23

Consolidated Statements of Cash Flows

for the years ended February 29, 2000 and February 28,  1999 and 1998         24

Notes to Consolidated Financial Statements                                    25

Independent Auditors' Consent                                                E-3

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

     3.2 Restated By-laws for the State of Delaware.

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

     10.5 Letter Agreements, dated February 23, 1995 and March 20, 1995, between the Registrant and Ronald N. Cerny.

     10.6 Revolving Credit and Deferred Payment Sales Agreement by and among The
J. M. Ney Company, Bank of Boston Connecticut and Rhode Island Hospital Trust National Bank made as of the 8th day of October 1996, incorporated herein by reference to exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1997.

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

     10.13 Peter Barker Service Agreement effective January 11, 1999.

     10.14 Settlement Agreement with between CAE (U.S.) Inc. ("CAE"); Ney Technology, Inc. f/k/a Ney Ultrasonics, Inc.; and Andersen Group, Inc.

21.           Subsidiaries of the Registrant.*

23.           Consent of Deloitte & Touche LLP.*

27.           Financial Data Schedule.*

(b)      Reports on Form 8-K.
              On February 2, 2000, the Company filed a Form 8-K to announce an increase in its investment in Treglos Investments Limited (Treglos) as part of a private placement of Treglos shares, and to announce that Treglos had entered into an agreement with Moskovskaya Telecommunikatsionnaya Corporatsiya (COMCOR), a Moscow-based telecommunications company to operate ZAO ComCor-TV (ComCor-TV). ComCor-TV will provide a wide range of telecommunications services including cable television, high speed Internet access and IP telephony to individual subscribers and businesses throughout the Moscow region.

              On February 22, 2000, the Company filed a Form 8-K which contained the General Agreement dated January 31, 2000 among COMCOR, Treglos and ComCor-TV and an amendment regarding the closing date, dated February 15, 2000.

*Filed herein

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 25, 2000.

ANDERSEN GROUP, INC.                                       ANDERSEN GROUP, INC.
--------------------                                       --------------------
Registrant                                                 Registrant

/s/ Oliver R. Grace, Jr.                                   /s/ Andrew M. O'Shea
------------------------                                   --------------------
Oliver R. Grace, Jr.                                       Andrew M. O'Shea
Principal Executive Officer                          Chief Financial Officer and
                                                    Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. NAME TITLE DATE
---- ----- ----

/s/ Francis E. Baker                     Chairman, Secretary and Director
--------------------
Francis E. Baker                                        May 25, 2000

/s/ Oliver R. Grace                      President, Chief Executive Officer
-------------------
Oliver R. Grace                          and Director
                                                          May 25, 2000


/s/ Peter N. Bennett
Peter N. Bennett                         Director         May 25, 2000

/s/ John S. Grace

John S. Grace                            Director         May 25, 2000

/s/ Louis A. Lubrano

Louis A. Lubrano                         Director         May 25, 2000

/s/ Thomas McPartland

Thomas McPartland                        Director         May 25, 2000

/s/ James J. Pinto

James J. Pinto                           Director         May 25, 2000

INDEPENDENT AUDITORS' REPORT The Stockholders and Board of Directors Andersen Group, Inc.

New York, NY

     We have audited the consolidated balance sheets of Andersen Group, Inc. and subsidiaries as of February 29, 2000 and February 28, 1999 and the related consolidated statemetns of opoerations, stockholders' equity and cash flows for each of the thre years in the period ended February 29, 2000 for the years then ended, and have issued our report thereon dated May 3, 2000; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedules of Andersen Group, Inc. and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte and Touche LLP

Hartford, Connecticut
May 3, 2000


ANDERSEN GROUP, INC.
Schedule I - Condensed Financial Information of the Registrant
Condensed Balance Sheets
February 29, 2000 and February 28, 1999

(amounts in thousands)


                                                                                    2000                    1999
Assets

Current assets:

Cash and cash equivalents                                                        $ 1,194                $  1,614
Marketable securities                                                                851                   5,916
Accounts and other receivables                                                       194                     230
Prepaid expenses and other assets                                                    229                       5
Deferred income taxes                                                                400                     546
Receivable from JM Ney Company                                                       831                       -
                                                                                  ------                  ------
Total current assets                                                               3,699                   8,311
Investment in The J. M. Ney Company                                                6,337                   6,921
Subordinated note receivable from The J.M. Ney Company                             4,000                   4,000
Investment in Moscow Broadband Communication Ltd.                                  4,084                      84
Investments                                                                            -                     122
Property, plant and equipment, net                                                 2,190                   2,308
Other assets                                                                       1,028                     940
Deferred income taxes                                                                  -                     222
                                                                                  ------                  ------

                                                                                 $21,338                 $22,908
                                                                                  ------                  ------
                                                                                  ------                  ------

Liabilities and Stockholders' Equity

Current liabilities:

Short-term borrowings                                                         $        -                 $ 1,392
Current maturities of long-term debt                                                 421                     316
Accounts payable                                                                     289                     157
Accrued liabilities                                                                  595                     449
                                                                                   -----                    ----
Total current liabilities                                                          1,305                   2,314
Long-term debt, less current maturities                                            3,086                   3,522
Note payable to officer, net of unamortized discount                                 933                       -
Other long-term liabilities                                                          742                     643
Deferred income taxes                                                                 10
                                                                                                                -
                                                                                   ------                  ------
Total liabilities                                                                  6,076                   6,479
Commitments and contingencies (Note 7)
Stockholders' equity:
Cumulative convertible preferred stock,
    no par value; authorized 800,000 shares; ; outstanding 216,864 in
   2000 and 256,416 shares in 1999; liquidation preference $18.75 per              4,033                   4,769
share

Common stock, $.01 par value; authorized 6,000,000 shares,
    issued 2,035,364 in 2000 and 1,958,478 shares in 1999                             20                      20
Additional paid-in capital                                                         6,141                   5,339
Treasury stock, at cost, 28,002 in 2000;30,549 shares in 1999;                      (276)                   (142)
Receivable from officer                                                                -                    (250)
Retained earnings                                                                  5,344                   6,693
                                                                                  ------                   ------

Total stockholders' equity                                                        15,262                  16,429
                                                                                 -------                  ------
                                                                                 $21,338                 $22,908
                                                                                 -------                  ------
                                                                                 -------                  ------
See accompanying notes to condensed financial information.



                                                       ANDERSEN GROUP, INC.
         Schedule I - Condensed Financial Information of the Registrant

                       Condensed Statements of Operations
                                     Years ended February 29, 2000, February 28, 1999 and 1998
                                            (amounts in thousands, except per share data)




------------------------------------------------------------------- ---------------------- ------------------------ ----------------
                                                                                2000                    1999                1998


Revenues:

Investment income (loss) and other income                                      $1,262                 $(3,237)           $3,471
Management fees and interest from The J.M. Ney Company                            920                     820               205
------------------------------------------------------------------ ----------------------- ------------------------ ----------------
                                                                                2,182                  (2,417)            3,676
------------------------------------------------------------------ ----------------------- ------------------------ ----------------
Costs and expenses:

General and administrative                                                      2,455                   2,039             2,207
Interest expense                                                                  425                     503               695
------------------------------------------------------------------ ----------------------- ------------------------ ----------------
                                                                                2,880                   2,542             2,902
------------------------------------------------------------------ ----------------------- ------------------------ ----------------
(Loss) income from continuing operations before income taxes
  and equity in earnings of The J.M. Ney Company                                 (698)                 (4,959)              774
Income tax (benefit) expense                                                     (279)                 (1,678)              361
------------------------------------------------------------------ ----------------------- ------------------------ ----------------
Loss from continuing operations before equity in (loss)
  earnings of  The J.M. Ney Company                                              (419)                 (3,281)              413
Equity in (loss) earnings of The J.M. Ney Company                                (568)                    317             1,357
------------------------------------------------------------------ ----------------------- ------------------------ ----------------
(Loss) income from continuing operations                                         (987)                 (2,964)            1,770
Income from discontinued operations, net of taxes                                   -                       -               345
(Loss) gain on sale of discontinued segment, net of income taxes                    -                    (116)               97
------------------------------------------------------------------ ----------------------- ------------------------ ----------------
Net (loss) income                                                                (987)                 (3,080)            2,212
Preferred dividends                                                              (362)                   (385)             (440)
------------------------------------------------------------------ ----------------------- ------------------------ ----------------
(Loss) income applicable to common shares                                     $(1,349)                $(3,465)           $1,770
------------------------------------------------------------------ ----------------------- ------------------------ ----------------

(Loss) earnings per common share:

BASIC

   Continuing operations                                                      $ (0.70)                $( 1.74)            $0.69
   Discontinued operations                                                          -                       -              0.18
   Loss on sale of discontinued segment                                             -                    (.06)             0.05
------------------------------------------------------------------ ----------------------------- -------------------- --------------
   (Loss) earnings per common share, basic                                    $ (0.70)               $  (1.80)             0.92
------------------------------------------------------------------ ----------------------------- -------------------- --------------

DILUTED

   Continuing operations                                                      $ (0.70)               $ (1.74)              $0.68
   Discontinued operations                                                          -                      -                0.18
   Loss on sale of discontinued segment                                             -                   (.06)               0.05
------------------------------------------------------------------ ----------------------------- -------------------- --------------
   Loss per common share, diluted                                             $ (0.70)               $ (1.80)              $0.91
------------------------------------------------------------------ ----------------------------- -------------------- --------------
See accompanying notes to condensed financial information.



                                                         ANDERSEN GROUP, INC.
                                         Schedule I - Condensed Financial Information of the Registrant
                                                       Condensed Statements of Cash Flows

                                           Years ended February 29, 2000, February 28, 1999 and 1998
                                                             (amounts in thousands)



                                                                        2000                       1999                   1998
---------------------------------------------------------------- ---------------------- ------------------------- ------------------
Cash flows from operating activities:

Net loss                                                               $(987)                   $(3,080)                $2,212
Adjustments  to reconcile net (loss) to net cash provided by (used in) operating activities:

Equity in loss (earnings) of The J. M. Ney Company                       568                       (317)                (1,357)
Equity in earnings of Ney Ultrasonics                                      -                          -                   (345)
Depreciation, amortization and accretion                                 150                        157                    216
Deferred income taxes                                                    378                     (1,280)                   880
Loss (gain) on sale of Ney Ultrasonics                                     -                        116                    (97)
Net (gains) losses  from securities                                     (268)                     4,247                 (2,619)
Purchases of securities                                                 (174)                    (1,336)                (2,218)
Proceeds from sales of securities                                      5,312                      1,783                  1,230
Gain on sale of property                                                   -                        (25)                     -
Changes in operating assets and liabilities:
Accounts and notes receivable                                             36                       (105)                   (72)
Receivable from The JM Ney Company                                      (831)                         -                      -
Prepaid expenses and other assets                                       (226)                         1                    372
Accounts payable, accrued liabilities and other
  long-term obligations                                                  302                     (1,464)                  (409)
---------------------------------------------------------------- ---------------------- ------------------------- ------------------
Net cash provided by (used in) operating activities                    4,260                     (1,303)                (2,207)
---------------------------------------------------------------- ---------------------- ------------------------- ------------------
Cash flows from investing activities:

Proceeds from sale of Ultrasonics segment                                  -                      2,800                      -
Purchase of property, plant and equipment                                (20)                       (22)                   (34)
Proceeds from sale of property                                             -                        223                      -
Proceeds from sale of investments                                        317                          -                  1,542
Investment in Moscow Broadband Communication Ltd.                     (4,000)                         -                      -
Investment in other assets                                                 -                          -                 (1,225)
---------------------------------------------------------------- ---------------------- ------------------------- ------------------
Net cash (used in) provided by investing activities                   (3,703)                     3,001                    283
---------------------------------------------------------------- ---------------------- ------------------------- ------------------
Cash flows from financing activities:

Principal payments on long-term debt                                    (315)                      (727)                (2,561)
(Repayments of) proceeds from short-term borrowings                   (1,392)                       (95)                 1,486
Proceeds from issuance of secured note                                 1,000                          -                      -
Stock options exercised                                                   10                         50                      -
Treasury shares sold (purchased), net                                     55                       (352)                     -
Officer load repaid                                                       50                          -                      -
Dividends paid                                                          (385)                      (401)                (1,222)
Redemption of preferred stock                                              -                          -                   (160)
Dividends received from The J.M. Ney Company                               -                          -                  3.518
---------------------------------------------------------------- ---------------------- ------------------------- ------------------
 Net cash (used in) provided by financing activities                    (977)                    (1,525)                 1,061
---------------------------------------------------------------- ---------------------- ------------------------- ------------------
 Net (decrease) increase in cash and cash equivalents                   (420)                       173                   (863)
 Cash and cash equivalents, beginning of year                          1,614                      1,441                  2,304
---------------------------------------------------------------- ---------------------- ------------------------- ------------------
 Cash and cash equivalents, end of year                               $1,194                    $ 1,614                 $1,441
---------------------------------------------------------------- ---------------------- ------------------------- ------------------
Supplemental disclosure of cash flow information

Cash paid (received) for:

 Interest                                                            $   437                   $    538                $   766
 Income taxes, net                                                   $  (140)                  $   (210)               $   360
---------------------------------------------------------------- ---------------------- ------------------------- ------------------
See accompanying notes to condensed financial information.


ANDERSEN GROUP, INC
Schedule I - Condensed Financial Information of the Registrant

Notes to Condensed Financial Information
February 29, 2000 and February 28, 1999

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

NOTE 2 - TRANSACTIONS WITH AFFILIATES

The Registrant and its wholly owned subsidiaries share certain administrative services. The costs of these services are allocated to the entity which receives the service. The following are among the types of services which have been provided to the Registrant by JM Ney: maintenance, accounting, human resources, and management information systems. Services provided by the Registrant to JM Ney include the following: legal, tax, and business advisory services. During FY98, JM Ney made a $4 million distribution to the Registrant in the form of an 8% junior subordinated note due January 31, 2005. Effective December 1997, the Registrant and JM Ney also entered into a Financial, Investment Banking and Professional Services Agreement under which, subject to JM Ney's compliance with certain covenants, JM Ney will pay the Registrant fees for defined services. The retainer for the first 15 months of this agreement was at the annual rate of $500,000. Thereafter, the retainer will increase by $100,000 per year. The agreement runs through November 30, 2002. During FY00 and FY99, JM Ney paid or accrued to the Registrant a total of $920,000 and $820,000 , respectively under these two agreements. At February 29, 2000, receivables from JM Ney totaling $573,000 were restricted from being paid by JM Ney under provisions contained within JM Ney's agreements with its primary bank.

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

NOTE 3 - SHORT TERM BORROWINGS

At February 28, 1999, the Registrant had a $1,392,000 demand loan, which was secured by a portion of the Company's portfolio of marketable securities. This borrowing was repaid during FY00 with the proceeds from sales of marketable securities.

NOTE 4 - LONG TERM DEBT

Long-term debt consists of the following (in thousands):
                                                                       February 29, 2000            February 28, 1999
                                                                       -----------------            -----------------
Convertible  subordinated  debentures,  due  October  2007;  interest  at 10.5%, payable semi-annually; Annual principal payments in varying amounts through

 maturity, unsecured                                                               $3,435                       $3,759
Secured note payable to officer, due August 2001,
  interest at 8.5% payable quarterly, secured by a lien on
  real estate                                                                       1,000                            -
Other                                                                                  72                           79
                                                                                ---------                    ---------
                                                                                    4,507                        3,838
Less unamortized discount                                                             (67)                           -
                                                                                ---------                  -----------
                                                                                    4,440                        3,838
Less current maturities                                                              (421)                         316
                                                                                 --------                     --------
                                                                                   $4,019                       $3,522
                                                                                   ======                       ======

The terms of the 2007 convertible subordinated debentures call for the annual redemption of approximately $431,000 of principal The debentures are convertible into common stock of the Company at any time prior to maturity, unless previously redeemed, at $16.17 per share, subject to adjustment under certain conditions. At February 29, 2000, 212,430 shares of common stock were reserved for conversion.

Maturities of long-term debt for each of the next five fiscal years are as follows (in thousands):

                                     2001                          $   421
                                     2002                            1,439
                                     2003                              439
                                     2004                              440
                                     2005                              440
                                     Thereafter                      1,328
                                                                     -----
                                                                    $4,507

NOTE 5 - CUMULATIVE CONVERTIBLE PREFERRED STOCK

See Note 13 to the Registrant's  Consolidated  Financial Statements contained in
Item 8 herein.

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

February 29, 2000
----------------------- ----------------- ------------------ ------------------- ------------------- ------------------
Allowance for

doubtful account              $110                1                   -                  -                $111
Reserve for returns

                               $80                -                   -                  -                  $80

February 28, 1999
----------------------- ----------------- ------------------ ------------------- ------------------- ------------------
Allowance for

doubtful accounts             $130              (22)                  -                  2(a)               $110
Reserve for returns

                             $  95              (15)                  -                  -                  $ 80
February 28, 1998
----------------------- ----------------- ------------------ ------------------- ------------------- ------------------
Allowance for

doubtful accounts             $190               17                 (36)(b)            (41)(a)              $130
Reserve for returns

                             $  95                -                   -                  -                 $  95
Warranty reserve             $  70              (30)                (40)(b)              -                $    0



(a)Write offs net of recoveries.
(b)Transferred in connection with sale of certain assets of Ultrasonics segment.

EXHIBIT INDEX

Exhibit

  No.                      Description                                      Page

21.                        Subsidiaries of the Registrant.                   E-2
23.                        Consent of Deloitte & Touche LLP.                 E-3
27.                        Financial Data Schedule.                          E-4

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

           Ney International, Inc.                           U.S. Virgin Islands

           Ney Technology, Inc.
           (f/k/a Ney Ultrasonics Inc.)                                Delaware

           The J.M. Ney Company                                        Delaware

           New Jersey Precious Metals, Inc.                            Delaware

           Garden State Refining, Inc.                                 Delaware

           ABC Moscow Broadband Communication Ltd.                       Cyprus

Exhibit 23
INDEPENDENT AUDITORS' CONSENT


     We consent to the incorporation by reference in Post Effective Amendment No. 1 to Registration Statement No. 333-17659 of Andersen Group, Inc. and subsidiaries on Form S-8 of our reports dated May 3, 2000, relating to the consolidated financial statement and financial statements schedules appearing in this Annual Report on Form 10-K of Andersen Group, Inc. and subsidiaries for the year ended February 29, 2000.


/s/Deloitte & Touche LLP
Hartford, Connecticut

May 25, 2000