Form 10-Q
period 2000-05-31
ANDERSEN GROUP INC
filed 2000-07-17
CIK 6383

UNITED STATES

                                             SECURITIES AND EXCHANGE COMMISSION

                                                        Washington, D.C. 20549

                                                               FORM 10-Q

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000
                                                                  OR

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


     As of July 7, 2000, there were 2,054,509 shares of the Registran's $.01 par value common stock outstanding.

Title                                       Outstanding

Common Stock, $0.01 par value per share     Authorized 6,000,000 shares;
                                                Issued 2,059,863










Part I.  Financial Information
Item 1.  Financial Statements

                                                         ANDERSEN GROUP, INC.
                                                      Consolidated Balance Sheets
                                                            (In thousands)


                                                                             May 31, 2000                February 29, 2000
ASSETS                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                                    $ 1,255                        $ 1,854
   Marketable securities                                                            980                            926
   Accounts and other receivables less
     allowances of $123 and $111                                                  5,855                          4,657
   Inventories                                                                    5,891                          8,019
   Prepaid expenses and other assets                                                278                            468

     Total current assets                                                        14,259                         15,924


Property, plant and equipment, net                                               10,016                         10,148
Prepaid pension expense                                                           4,932                          4,917
Investments in Moscow Broadband Communication Ltd.                                3,969                          4,084
Other assets                                                                      2,163                          2,045

                                                                                $35,339                        $37,118

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                           $ 521                          $ 521
   Short-term borrowings                                                          1,760                          3,054
   Accounts payable                                                                 677                          1,015
   Other current liabilities                                                      1,516                          1,674
   Deferred income taxes                                                            456                            456

     Total current liabilities                                                    4,930                          6,720

Long-term debt, less current maturities                                           3,166                          3,190
Notes payable to officer, net of unamortized discount                             1,128                            933
Subordinated note payable, net of unamortized discount                            7,366                          7,358
Other liabilities                                                                 1,906                          1,973
Deferred income taxes                                                             1,641                          1,682

     Total liabilities                                                           20,137                         21,856

Commitments and contingencies

Stockholders' equity:
   Cumulative convertible preferred stock                                         3,799                         4,033
   Common stock                                                                      21                            20
   Treasury stock                                                                  (102)                         (276)
   Additional paid-in capital                                                     6,342                         6,141
   Retained earnings                                                              5,142                         5,344

     Total stockholders' equity                                                  15,202                        15,262

                                                                                $35,339                       $37,118

See accompanying notes to consolidated financial statements.




                                                         ANDERSEN GROUP, INC.
                                                 Consolidated Statements of Operations
                                                 (In thousands, except per share data)
                                                              (unaudited)



                                                                                    Three months ended
                                                                            May 31, 2000          May 31, 1999
Revenues:
   Net sales                                                                    $ 9,466              $ 7,298
   Investment and other income                                                      139                  903

                                                                                  9,605                8,201

Costs and expenses:
   Cost of sales                                                                  6,962                4,953
   Selling, general and administrative                                            1,509                1,696
   Research and development                                                         624                  572
   Interest expense                                                                 589                  388

                                                                                  9,684                7,609

(Loss) income before equity in losses of Moscow Broadband
  Communication Ltd. and income taxes                                               (79)                 592
Equity in losses of Moscow Broadband Communication Ltd.                            (115)                   -

Net (loss) income before income taxes                                              (194)                 592
Income tax (benefit) expense                                                        (68)                 236

Net (loss) income                                                                  (126)                 356
Preferred dividends                                                                 (76)                 (96)

(Loss) income applicable to common shares                                        $ (202)               $ 260

Earnings (loss) per common share:
   Basic                                                                        $ (0.10)              $ 0.13

   Diluted                                                                      $ (0.10)              $ 0.13


See accompanying notes to consolidated financial statements.




                                                         ANDERSEN GROUP, INC.
                                                 Consolidated Statements of Cash Flows
                                                            (In thousands)
                                                              (unaudited)


                                                                        May 31, 2000              May 31, 1999


Cash flows from operating activities:
Net (loss) income                                                          $ (126)                    $ 356

Adjustments to reconcile net (loss)  income to net cash
provided by (used in) operating activities:
     Equity in losses of Moscow Broadband Communication Ltd.                  115                         -
     Depreciation, amortization and accretion                                 324                       358
     Deferred income taxes                                                    (41)                      303
     Pension income                                                           (15)                      (25)
     Net gains from marketable securities
       and investments                                                        (77)                     (645)
     Purchases of marketable securities                                         -                      (113)
     Proceeds from sales of marketable securities                              23                       390

Changes in operating assets and liabilities:
     Accounts and other receivables                                        (1,198)                     (522)
     Inventories                                                            2,128                     1,326
     Prepaid expenses and other assets                                        201                       (66)
     Accounts payable                                                        (338)                      821
     Accrued liabilities and other long-term obligations                     (160)                     (241)

     Net cash provided by operating activities                                836                     1,942

Cash flows from investing activities:
     Purchases of property and equipment                                     (364)                     (244)

     Net cash used in investing activities                                   (364)                     (244)

Cash flows from financing activities:
     Principal payments on long-term debt                                     (24)                      (29)
     Proceeds from issuance of secured note to officer                        200                         -
     Borrowings, net                                                       (1,294)                   (1,003)
     Stock options exercised                                                   74                         -
     Net sale of treasury stock                                                49                        14
     Preferred dividends paid                                                 (76)                      (96)

     Net cash used in financing activities                                 (1,071)                   (1,114)

     Net (decrease) increase in cash and cash equivalents                    (599)                      584

     Cash and cash equivalents - beginning of period                        1,854                     2,541

     Cash and cash equivalents - end of period                             $1,255                   $ 3,125


   See accompanying notes to consolidated financial statements.



ANDERSEN GROUP, INC.
Notes to Consolidated Financial Statements

(1)      Accounting Policies

     The accompanying interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Andersen Group, Inc. and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended February 29, 2000. The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. In addition, certain reclassifications have been made to the prior period financial information so that it conforms to the current period presentation.

(2)      Marketable Securities

         Marketable securities consisted of the following (in thousands):


                                                    May 31, 2000                     February 29, 2000
F M Emerging Russia Fund                                $898                               $825
Portfolio of Ukraine stocks                              262                                239
Renaissance Russian Bond Fund                             52                                 75
Valuation reserve - foreign investments                 (232)                              (213)

                                                        $980                               $926


(3)      Inventories

         Inventories consisted of the following (in thousands):

                                                    May 31, 2000                     February 29, 2000
Raw material                                          $ 3,287                            $ 5,727
Work in process                                         6,471                              8,153
Finished goods                                          5,551                              6,029
Consignment leases                                     (4,480)                            (6,952)
                                                       10,829                             12,957
LIFO Reserve                                            4,938                              4,938
                                                      $ 5,891                            $ 8,019

     At May 31, 2000, the precious metal inventory levels of The J.M. Ney Company, which are valued on a LIFO basis, were lower than the prior fiscal year-end levels. Due to the interim nature of these financial statements, no adjustment of the LIFO reserve has been recognized in the Consolidated Statement of Operations. Had such inventory levels been determined to be permanent in nature, at May 31, 2000 there would have been a decrease in the LIFO reserve of approximately $556,000 and a corresponding decrease to cost of sales.

     (4) Investment in Moscow Broadband Communication Ltd. The Company records its investment in Moscow Broadband Communication Ltd. ("Moscow Broadband") using the equity method of accounting, which is at cost as adjusted for its proportionate share of the equity in the earnings and losses of Moscow Broadband. For the three months ended May 31, 2000 the Company recorded a loss of $115,000 which represents its 25% interest in Moscow Broadband's three month losses of $460,000, which in turn, include Moscow Broadband's 50% equity interest in the losses of ComCor TV.

     At May 31, 2000, the carrying value of the Company's investment in Moscow Broadband was $3,969,000, and the Company's 25% equity in the net assets of Moscow Broadband was $4,515,000. The $546,000 difference is due to a previous write down of this investment and the purchase of shares of Moscow Broadband during the prior fiscal year, using credited accounts receivable for amounts previously expensed.

 (5) Short-Term Borrowings

     At May 31, 2000, J.M. Ney did not meet certain financial covenants contained within its revolving credit and deferred payment sales agreement with its bank. The bank had has granted JM Ney the necessary waivers relating to the effects of these specific violations.

(6)      Income Taxes

     Income tax expense represents an estimate of the effective income tax rate for the current fiscal year.

(7)      (Loss) Earnings Per Share

     (Loss) earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding. Diluted earnings per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive. For the three-month period ended May 31, 2000, the effect of such conversions was antidilutive.

(8)      Business Segments and Export Sales

     During the three months ended May 31, 2000, the Company operated in two segments, Electronics, which comprises the operations of The J.M. Ney Company ("J.M. Ney"), and Corporate, which includes the Company's investments, real estate and corporate administrative activities. Operating income consists of net sales, investment and other income, less cost of sales and selling, general and administrative expenses directly allocated to the industry segments. Corporate revenues consist of investment and other income not attributable to J.M. Ney. Corporate identifiable assets include marketable securities and assets not directly attributable to J.M. Ney.

     Summarized financial information for business segments is as follows (in thousands):

Three months ended:                                       May 31, 2000                May 31, 1999

Revenues:
  Electronics                                                $9,473                      $7,366
  Corporate                                                     132                         835
                                                             $9,605                      $8,201
Operating income (loss):
  Electronics                                                $ 731                        $ 686
  Corporate                                                   (221)                         294
                                                             $ 510                        $ 980
Interest expense:
  Electronics                                                $ 474                        $ 269
  Corporate                                                    115                          119
                                                             $ 589                        $ 388
Depreciation, amortization and accretion:
  Electronics                                                $ 276                        $ 328
  Corporate                                                     48                           30
                                                             $ 324                        $ 358
Capital expenditures:
  Electronics                                                $ 364                        $ 244
  Corporate                                                      -                            -
                                                             $ 364                        $ 244

As of:                                                    May 31, 2000              February 29, 2000
Identifiable assets:
  Electronics                                               $25,952                      $27,835
  Corporate                                                   9,387                        9,283
                                                            $35,339                      $37,118

     Export sales for the three months ended May 31, 2000 and 1999 were $1,781,000 and $1,165,000 respectively. Such sales were made primarily to customers in Europe and the Pacific Rim.

     During the three months ended May 31, 2000 and 1999, sales to a customer accounted for 14.8% and 19.1% of net sales, respectively. Also, sales to another customer during the three months ended May 31, 2000 accounted for 13.7% of net sales.

(9)             Related Party Transactions

     In April 2000, the Company borrowed $200,000 from its President in exchange for a secured note bearing interest at the annual rate of 8.5% and a warrant to purchase 5,393 shares of the Company's stock at $11.13 per share through April 2003. Also, in April 2000, the Company received $50,000 from its Chairman in exchange for an unsecured demand note bearing interest at the annual rate of 10.0%. This loan and related interest was repaid in May 2000.

(10)            Supplemental Disclosure of Cash Flow Information

     During the three  months  ended May 31,  2000,  the Company  issued  24,499 shares of its common stock from the conversion of 12,603 shares of its cumulative convertible preferred stock.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     For the three months ended May 31, 2000, the Company recorded net loss applicable to common shareholders of $202,000, or ($0.10) per share, basic and diluted. During the prior fiscal year's first quarter, the Company reported net income applicable to common shareholders of $260,000, or $0.13 per share, basic and diluted.

     REVENUES Total revenues for the quarter ended May 31, 2000 of $9,605,000 represents a 17.1% increase over revenues for the comparable period in the prior fiscal year. This increase was due to a $2,168,000 increase in net sales from The J.M. Ney Company (JM Ney) which was partly offset by lower investment and other income.

     Net sales for the three months ended May 31, 2000 totaled $9,466,000, which is a 29.7% increase from the prior fiscal year's first quarter sales levels. Much of the increase is due to the pass through effect of higher palladium prices. During the most recent quarter, the price of palladium averaged approximately $603 per troy ounce as compared to $314 per troy ounce in the prior fiscal year's first quarter. During the three months ended May 31, 2000, products sold by J.M. Ney contained approximately 5,800 ounces of palladium.

     Investment and other income totaled $139,000 for the three months ended May 31, 2000, as compared to $903,000 of such income for the quarter ended May 31, 1999. Significant components of this income during each period were as follows (in thousands):



                                                                       For Three Months Ended
                                                               May 31, 2000                     May 31, 1999
Net gains from domestic investment portfolio                        $ -                             $ 379
Net gains from Russian and
  Eastern European portfolio                                         77                               266
Interest and dividends                                               11                                43
Rental income                                                       108                               116
Ultrasonic royalty                                                    8                                 -
Other, net                                                          (65)                               99

                                                                  $ 139                             $ 903




     COST OF SALES Cost of sales  during  the three  months  ended May 31,  2000 represented 73.5% of net sales, versus costs of sales during the prior fiscal year's first quarter which were 67.9% of net sales. The decline in the gross margin from 32.1% to 26.5% was the result of significantly higher palladium prices, which were passed on in the form of higher selling prices, but without the same degree of mark-up. Total gross margin dollars during the quarter were 6.8% higher than the prior fiscal year's first quarter primarily due to precious metals gains from closing out forward sales, deferred pricing loans and put options. Such gains were partially offset by lower pension income and lower margins from refining transactions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the three months ended May 31, 2000 totaled $1,509,000, which is a decrease of 11.0% from the prior fiscal year's first quarter. The decrease reflects the absence of amounts being directly expensed to support Moscow Broadband's due diligence efforts with respect to its investment in ComCor-TV. In addition, reduced Corporate headcount continued to the decine in these costs.

     RESEARCH AND DEVELOPMENT EXPENSES Research, development and engineering expenses during the three months ended May 31, 2000 totaled $624,000, which represents a 9.1% increase from the prior year. Additional engineering positions to expand JM Ney's technical capabilities contributed to the overall increase.

     INTEREST EXPENSE Interest expense during the three months ended May 31, 2000 totaled $589,000, which is 51.8% higher than the costs incurred during the first quarter of the prior fiscal year. This increase is primarily due to the high cost of palladium leases and deferred pricing borrowings which resulted from increased borrowing levels, higher palladium prices and higher lease rates as compared to the prior year.

     INCOME TAX EXPENSE Income taxes have been accrued based upon estimated effective tax rates for the fiscal year.

     LIQUIDITY AND CAPITAL RESOURCES At May 31, 2000, the Company's consolidated cash and marketable securities totaled $2,235,000, which is a $545,000 decrease from increase from the February 29, 2000 levels. Payments to reduce short-term borrowings offset by cash provided by operating activities contributed to the overall decrease.

     As a result of covenants contained in its borrowing agreements, JM Ney is restricted from paying dividends or otherwise transferring funds to the Company outside the ordinary course of business except as defined in certain covenants. At May 31, 2000, JM Ney's working capital was $7,263,000 or 77.9% of consolidated net current assets, and its net worth, net of a $4 million subordinated note payable to the Company, totaled $6,546,000 or 43.1% of the Company's consolidated total.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company and JM Ney are exposed to market risk from changes in equity security prices, certain commodity prices, interest rates and from factors that impact equity investments in Russia, the Ukraine and Poland, as discussed in the Company's Annual Report on Form 10-K for the year ended February 29, 2000. The following information is presented to update the status of the identified risks.



     FOREIGN INVESTMENT RISK The Company has an investment in Moscow Broadband with a carrying value of $3,969,000. Moscow Broadband's primary asset is an investment in ComCor TV, a Moscow, Russian based broadband cable operator licensed to provide video, Internet and telephoning to up to 1.5 million homes and businesses in Moscow. The Company also has a trading portfolio of Russian and Ukrainian investments with market values totaling $1,160,000 and a net reported value of $928,000. In addition, as a result of the receipt of an additional in a series of anticipated liquidating distributions, JM Ney's investment in a Russian bond fund has been reduced to approximately $52,000. All such investments bear the specific economic, currently and political risks of this region.

     COMMMODITY RATE RISK During the quarter ended May 31, 2000, the market price for gold declined from $287 per troy ounce to $268 per troy ounce. At the same time, the market price of palladium declined from $722 per troy ounce to $568 per troy ounce, but it has subsequently been as much as $100 per troy ounce higher. Such fluctuations impact selling prices and can affect reported profitability.

     INTEREST RATE RISK The interest cost of JM Ney's precious metal borrowings in the form of consignment leases or deferred pricing borrowing in recent years has experienced significant fluctuations. During the first quarter, the interest costs of such arrangements fell from 18% per annum to approximately 9% per annum. During the quarter, JM Ney reduced the number of ounces of palladium leased or borrowed from 11,166 troy ounces to 6,042 troy ounces. These reductions reduce J.M. Ney's exposure to the effects of such leasing cost volatility.

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

     James S. Cathers and Sylvia Jean Cathers, his wife v. Kerr Corporation, Whip-Mix Corporation, The J.M. Ney Company and Dentsply Corporation, Inc.

     As originally reported in the Company's Form 10-Q for the quarter ended August 31, 1997, in August 1997, J.M. Ney was included as a defendant in an asbestos related civil action for negligence and product liability filed in the Court of Common Pleas of Allegheny County, Pennsylvania, in which the Plaintiffs claim damages from being exposed to asbestos and asbestos products alleged to have been manufactured and supplied by the defendants, including J.M. Ney's former Dental Division. The Company intends to vigorously defend the lawsuit. The Company has determined that it has insurance that potentially covers this claim and has called upon the insurance carriers to provide reimbursement of defense costs and liability, should any arise. As of this date, the Company has no basis to conclude that the litigation may be material to the Company's financial condition or business.

Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-K:

     Exhibit               Description

     Exhibit 11            Statement re: Computation of Per Share Earnings.

     Exhibit 27            Financial Data Schedule.


No reports on Form 8-K were filed during the quarter ended May 31, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDERSEN GROUP, INC.

By:      /s/ Oliver R. Grace, Jr.
         Oliver R. Grace, Jr.
         President and Chief Executive Officer

Date:    July 17, 2000


By:      /s/ Andrew M. O'Shea
         Andrew M. O'Shea
         Chief Financial Officer

Date:    July 17, 2000


                                                                     Exhibit 11
                                                   ANDERSEN GROUP, INC.
                                Statement Re: Computation of Per Share Earnings
                                          (In thousands, except per share data)


                                                                      Three Months Ended              Three Months Ended
Calculation of basic earnings (loss)                                     May 31, 2000                    May 31, 1999
   per share:
Numerator for basic and diluted earnings per share:

Net (loss) income                                                           $ (202)                         $  260

Denominator for basic earnings (loss) per share:
Weighted average number of shares outstanding during
   the period                                                                2,043                           1,930
Effect of dilutive securities                                                                                    6
                                                                                (a)
Denominator for diluted earnings per share                                   2,043                           1,936

Basic (loss) earnings per share                                             $(0.10)                          $0.13

Diluted (loss) earnings per share                                           $(0.10)                          $0.13



     (a) For the three month period ended May 31, 2000, the effect of outstanding stock options or the assumed conversion of subordinated convertible notes or cumulative convertible preferred stock was antidilutive.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDERSEN GROUP, INC.

By:
         Oliver R. Grace
         President and Chief Executive Officer

Date:    July 17, 2000



By:
         Andrew M. O'Shea
         Chief Financial Officer

Date:    July 17, 2000