Form 10-Q
period 2000-08-31
ANDERSEN GROUP INC
filed 2000-10-13
CIK 6383

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000
                                       OR

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

            As  of  October  2,  2000,   there  were  2,054,751  shares  of  the
Registrant's $.01 par value common stock outstanding.

Title                                                   Outstanding

Common Stock, $0.01 par value per share           Authorized 6,000,000 shares;
                                                   Issued 2,059,863






                                ANDERSEN GROUP, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No.

Part I - Financial Information

Item 1 - Financial Statements:

       Consolidated Balance Sheets August 31, 2000 and February 29, 2000       3

       Consolidated Statements of Operations for the Three and
        Six Months Ended August 31, 2000 and 1999                              4

       Consolidated Statements of Cash Flows for the Six Months
         Ended August 31, 2000 and 1999                                        5

       Notes to Consolidated Financial Statements                              6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk           10


Part II - Other Information

Item 1 - Legal Proceedings                                                    11

Item 6 - Exhibits and Reports on Form 8-K                                     11


Signatures                                                                    12



Part I.  Financial Information
Item 1.  Financial Statements

                                ANDERSEN GROUP, INC.
                           Consolidated Balance Sheets

                                 (In thousands)


                                                                         August 31, 2000               February 29, 2000
                                                                           ---------------               -----------------
ASSETS

Current assets:

   Cash and cash equivalents                                                      $ 766                         $ 1,854
   Marketable securities                                                          1,139                            926
   Accounts and other receivables, less
     allowances of $108 and $111, respectively                                    6,605                          4,657
   Inventories                                                                    7,215                          8,019
   Prepaid expenses and other assets                                                277                            468
                                                                                 ------                         ------
     Total current assets                                                        16,002                        15,924


Property, plant and equipment, net                                                9,627                         10,148
Prepaid pension expense                                                           4,947                          4,917
Investment in Moscow Broadband Communication Ltd.                                 3,768                          4,084
Other assets                                                                      2,209                          2,045
                                                                                  -----                          -----
                                                                                $36,553                        $37,118
                                                                                =======                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Current maturities of long-term debt                                            $ 521                         $ 521
   Notes payable to officer, net of unamortized discount                           1,142                             -
   Short-term borrowings                                                           2,900                         3,054
   Accounts payable                                                                  751                         1,015
   Other current liabilities                                                       1,533                         1,674
   Deferred income taxes                                                             545                           456
                                                                                   -----                         -----

     Total current liabilities                                                     7,392                         6,720

Long-term debt, less current maturities                                            3,141                         3,190
Notes payable to officer, net of unamortized discount                                  -                           933
Subordinated note payable, net of unamortized discount                             7,373                         7,358
Other liabilities                                                                  2,023                         1,973
Deferred income taxes                                                              1,558                         1,682
                                                                                   -----                         -----

     Total liabilities                                                            21,487                        21,856
                                                                                  ------                        ------

Commitments and contingencies

Stockholders' equity:

   Cumulative convertible preferred stock                                          3,799                         4,033
   Common stock                                                                       21                            20
   Treasury stock                                                                    (97)                         (276)
   Additional paid-in capital                                                      6,338                         6,141
   Retained earnings                                                               5,005                         5,344
                                                                                   -----                        ------

     Total stockholders' equity                                                   15,066                        15,262
                                                                                  ------                        ------

                                                                                 $36,553                       $37,118

See accompanying notes to consolidated financial statements


                                                         ANDERSEN GROUP, INC.
                                                  Consolidated Statements of Operations

                                                 (In thousands, except per share data)
                                                         (unaudited)



                                                    Three months ended                       Six months ended
                                            August 31, 2000    August 31, 1999     August 31, 2000     August 31, 1999
                                            ---------------    ---------------     ---------------     ---------------
Revenues:

   Net sales                                    $ 9,894             $7,051             $19,360             $14,349
   Investment and other income                      424                258                 563               1,161
                                                 ------              -----              ------              ------

                                                 10,318              7,309             $19,923              15,510
                                                 ------              -----             -------              ------

Costs and expenses:

   Cost of sales                                  7,478               4,944             14,440               9,897
   Selling, general and administrative            1,695               1,602              3,204               3,298
   Research and development                         608                 561              1,232               1,133
   Interest expense                                 448                 383              1,037                 771
                                                  -----               -----             ------               -----

                                                 10,229               7,490             19,913              15,099
                                                 ------               -----             ------              ------

Income (loss) from operations before
  equity in losses of unconsolidated
  subsidiary and income taxes                        89                (181)                10                 411
Equity in losses of Moscow
  Broadband Communication Ltd.                    (201)                   -               (316)                  -
                                                  ----                 -----              ----               -----
Net (loss) income before income taxes             (112)                (181)              (306)                411
Income tax (benefit) expense                       (52)                 (54)              (120)                182
                                                  -----               ------              ----               -----

Net (loss) income                                  (60)                (127)              (186)                229
Preferred dividends                                (77)                 (96)              (153)               (192)
                                                  -----               ------              -----               ----

Loss income applicable to common
  Shares                                        ($ 137)             ($ 223)             ($ 339)               $ 37
                                                ======              ======              ======                ====

(Loss) earnings per common share:

   Basic                                        ($0.07)            ($0.12)             ($0.17)               $0.02
                                                ======             ======              ======                =====

   Diluted                                      ($0.07)            ($0.12)             ($0.17)               $0.02
                                                ======             ======              ======                =====

See accompanying notes to consolidated financial statements.



                              ANDERSEN GROUP, INC.
                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                   (unaudited)

                                                                                    Six months ended

                                                                       August 31, 2000           August 31, 1999
                                                                       ---------------           ---------------


Cash flows from operating activities:

Net (loss) income                                                          ($ 186)                    $ 229
Adjustments  to reconcile  net (loss)  income to net
 cash  provided by (used in) operating activities:

     Equity in losses of Moscow Broadband Communication Ltd.                  316                         -
     Depreciation, amortization and accretion                                 840                       750
     Deferred income taxes                                                    (35)                       31
     Pension income                                                           (30)                      (50)
     Net gains from marketable securities and investments                    (236)                     (578)
     Purchases of marketable securities                                         -                      (113)
     Proceeds from sales of marketable securities                              23                     1,867

Changes in operating assets and liabilities:

     Accounts and other receivables                                        (1,948)                       10
     Inventories                                                              804                     3,204
     Prepaid expenses and other assets                                        230                      (116)
     Accounts payable                                                        (264)                      170
     Accrued liabilities and other long-term obligations                     (142)                     (324)
                                                                            -----                     -----

      Net cash (used in) provided by operating activities                    (628)                    5,080
                                                                            -----                     -----

Cash flows from investing activities:

     Purchases of property and equipment, net                                (429)                    (761)
                                                                             ----                     ----

     Net cash used in investing activities                                   (429)                    (761)
                                                                             ----                    -----

Cash flows from financing activities:

     Principal payments on long-term debt                                     (49)                      (69)
Proceeds from issuance of secured note to officer                             200                         -
     Repayment of short term debt, net                                       (154)                   (2,106)
     Stock options exercised                                                   74                         -
     Net sales of treasury stock                                               51                        18
     Collection of receivable from officer                                      -                        50
     Preferred dividends paid                                                (153)                     (192)
                                                                             ----                      ----

     Net cash used in financing activities                                    (31)                   (2,299)
                                                                             ----                    ------

     Net (decrease) increase in cash and cash equivalents                 ( 1,088)                     2,020

     Cash and cash equivalents - beginning of period                        1,854                      2,541
                                                                            -----                      -----

     Cash and cash equivalents - end of period                              $ 766                     $4,561
                                                                            =====                     ======


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

(2)      Marketable Securities

         Marketable securities consisted of the following (in thousands):

                                            August 31, 2000   February 29, 2000
                                            ---------------   -----------------
F M Emerging Russia Fund                        $1,118              $825
Portfolio of Ukraine common stocks                 241               239
Renaissance Russian Bond Fund                       52                75
Valuation reserve - foreign investments           (272)             (213)
                                                ------             -----
                                                $1,139              $926
                                                ======            ======

         The valuation reserve relates to the Company's investments in the FM Emerging Russia Fund and a portfolio of Ukrainian common stocks to provide for liquidity and volatility concerns.

(3)      Inventories

         Inventories consisted of the following (in thousands):

                            August 31, 2000                   February 29, 2000
                            ---------------                   -----------------
Raw material                    $ 1,877                            $ 5,727
Work in process                   6,477                              8,153
Finished goods                    5,755                              6,029
Consignment leases               (1,956)                            (6,952)
                                 ------                             ------
                                 12,153                             12,957
LIFO Reserve                     (4,938)                            (4,938)
                                 ------                             ------
                                $ 7,215                            $ 8,019
                                =======                            =======


         At August 31, 2000, certain of the precious metal inventory levels of The J.M. Ney Company ("JM Ney"), which are valued on a LIFO basis, were lower than the prior fiscal year-end levels. Due to the interim nature of these financial statements, no adjustment of the LIFO reserve has been recognized in the Consolidated Statements of Operations. Had such inventory levels been determined to be permanent in nature, at August 31, 2000, there would have been an increase in the LIFO reserve of approximately $91,000 and a corresponding increase in cost of sales. The interim financial statements have not been adjusted to reflect changes in precious metals prices since the prior fiscal year end. Had such changes been made, the gross values of inventories would have been increased by approximately $500,000, with a corresponding increase in the LIFO reserve.

(4)

Investment in Moscow Broadband Communication Ltd.

     The Company records its investment in Moscow Broadband Communication Ltd. ("Moscow Broadband") using the equity method of accounting, which is at cost as adjusted for its proportionate share of the equity in the earnings and losses of Moscow Broadband. For the six months ended August 31, 2000 the Company recorded a loss of $316,000 which represents its 25% interest in Moscow Broadband's six month losses of $1,264,000, which in turn, include Moscow Broadband's 50% equity interest in the losses of ComCor TV.

         At August 31, 2000, the carrying value of the Company's investment in Moscow Broadband was $3,768,000, and the Company's 25% equity in the net assets of Moscow Broadband was $4,314,000. The $546,000 difference is due to a previous write down of this investment and the purchase of shares of Moscow Broadband during the prior fiscal year using credited accounts receivable for amounts previously expensed.

(5)      Income Taxes

         Income tax expense represents an estimate of the effective income tax rate for the current fiscal year.

(6)      (Loss) Earnings Per Share

         Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding. Diluted earnings per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the applicable period or date of issuance, unless antidilutive. For the three and six-month periods ended August 31, 2000, the effects of such conversions have been antidilutive.

(7)      Business Segments and Export Sales

         During the six months ended August 31, 2000, the Company operated in two segments: Electronics, which comprises the operations of JM Ney; and Corporate, which includes the Company's investments, real estate and corporate administrative activities. Operating income consists of net sales, investment and other income, less cost of sales and selling, general and administrative expenses directly allocated to the industry segments. Corporate revenues consist of investment and other income not attributable to JM Ney. Corporate identifiable assets include marketable securities and short-term investments, and assets not directly attributable to JM Ney.

Summarized financial information for business segments is as follows (in thousands):

Six months ended:                   August 31, 2000             August 31, 1999
                                    ---------------             ---------------
Revenues:

  Electronics                           $19,373                     $14,463
  Corporate                                 550                       1,047
                                        $19,923                     $15,510
                                        -------                     -------
Operating income (loss):

  Electronics                          $  1,325                    $    848
  Corporate                                (278)                        334
                                       --------                    --------
                                       $  1,047                    $  1,182
                                       --------                    --------
Interest expense:

  Electronics                          $    805                    $    542
  Corporate                                 232                         229
                                       --------                    --------
                                       $  1,037                    $    771
                                       --------                    --------
Depreciation, amortization and accretion:

  Electronics                             $ 742                   $     674
  Corporate                                  98                          76
                                       --------                   ---------
                                          $ 840                   $     750
                                          -----                   ---------
Capital expenditures:

  Electronics                             $ 429                   $     746
  Corporate                                   -                          15
                                       --------                   ---------
                                          $ 429                   $     761
                                       --------                   ---------

As of:                           August 31, 2000            February 29, 2000
                                 ---------------            -----------------
Identifiable assets:
  Electronics                        $27,347                     $27,835
  Corporate                            9,206                       9,283
                                     -------                     -------
                                     $36,553                     $37,118
                                     -------                     -------

Export sales for the six months ended August 31, 2000 and 1999 were $4,160,000 and $2,648,000, respectively. Such sales were made primarily to customers in Canada, Europe and the Pacific Rim.

During the six month periods ended August 31, 2000, sales to a single customer accounted for 14.1% and 17.1% of net sales, respectively. At August 31, 2000, accounts receivable from this customer accounted for 13.0% of consolidated net accounts and other receivables.

(8)              Related Party Transactions

         In April 2000, the Company borrowed $200,000 from its President in exchange for a secured note bearing interest at the annual rate of 8.5% and a warrant to purchase 5,393 shares of the Company's stock at $11.13 per share through April 2003. This warrant has been valued at approximately $18,000, and is presented as a discount to the note payable to officer which is being amortized over the term of the note. Also, in April 2000, the Company received $50,000 from its Chairman in exchange for an unsecured demand note bearing interest at the annual rate of 10.0%. This loan and related interest was repaid in May 2000.

(9)             Supplemental Disclosure of Cash Flow Information
                ------------------------------------------------

     During the six months  ended  August 31, 2000,  the Company  issued  24,499 shares of its common stock from the conversion of 12,603 shares of its cumulative convertible preferred stock.

(10)     Subsequent Event

     In October 2000, JM Ney and its primary bank signed amendments to their loan agreements which, among other things, increased the credit limit on the revolving credit line from $6 million to $8 million and formally changed certain covenants. The amendments also provide for specific sublimits for JM Ney's precious metals borrowings, which can be adjusted from time to time at JM Ney's discretion.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended August 31, 2000, the Company incurred a net loss applicable to common shares of $137,000, or $0.07 per share, basic and diluted. During the prior fiscal year's second quarter, the Company reported a net loss applicable to common shares of $223,000, or $0.12 per share, basic and diluted. Year-to-date through August 31, 2000, the Company has incurred a net loss applicable to common shares of $339,000, or $0.17 per share, basic and diluted. This compares to the prior fiscal year's first six months, for which net income of $37,000, or $0.02 per share basic and diluted, was reported.

REVENUES

Revenues for the quarter ended August 31, 2000 totaled $10,318,000, as compared to $7,309,000 of revenues for the comparable quarter in the prior fiscal year. This increase is comprised of an 40.3% increase in sales from The J.M. Ney Company (JM Ney), net of lower appreciation in the Company's trading portfolio. Through six months, a 34.9% increase in sales from JM Ney and year-to-date net appreciation in the Company's trading portfolio have increased total revenues from $15,510,000 in the prior fiscal year to $19,923,000 in the current year.

New sales programs, and increases in shipments to other customers helped contribute to JM Ney's sales increase, particularly in the three month period ended August 31, 2000. In addition, continued increases in the price of palladium helped boost sales during the three and six months periods ended August 31, 2000. Average published prices per troy ounce for this precious metal were approximately $669.20 and $636.25, for the three and six months ended August 31, 2000, respectively, as compared with $336.50 and $341.00, for the comparable periods in the prior fiscal year. During the three and six month periods ended August 31, 2000, the products JM Ney sold contained approximately 5,774 and 11,578 troy ounces of palladium, respectively.

Investment and other income was $424,000 and $563,000, respectively, during the three and six months ended August 31, 2000. Significant components of investment and other income for the six-month period and the comparable period of the prior fiscal year are as follows (in thousands):

                                                         Six months ended

                                             August 31, 2000     August 31, 1999
                                             ---------------     ---------------
Net gains from domestic investment portfolio     $  -                  $ 114
Net gains from Russian and Eastern European
 portfolio                                        236                    464
Interest and dividends                             18                    149
Rental income                                     221                    232
Ultrasonics royalties                              37                     42
Other, net                                         51                    160
                                                 ----                  -----
                                                $ 563                 $1,161
                                                -----                 ------

COST OF SALES

Cost of sales for the three months ended August 31, 2000 represented 75.6% of net sales, as compared to cost of sales during the comparable period in the prior fiscal year, which were 70.1% of net sales. Cost of sales for the six months ended August 31, 2000 totaled 74.6% of net sales, as compared to 69.02% of net sales for the comparable six-month period in the prior fiscal year. These decreases in net margins are due to primarily the pass-through effect of increasing palladium prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended August 31, 2000 totaled $1,695,000, a 5.8% increase from the prior fiscal year's second quarter levels. Such current year expenses represented 17.1% of net sales as compared to prior year expenses which totaled 22.7% of net sales. Through the first six months of the fiscal year, these expenses total $3,204,000, which is 2.9% lower than the comparable period in the prior fiscal year. As a percentage of sales, these expenses for the six months ended August 31, 2000 equal 16.5% of net sales, as compared to 23.0% for the prior fiscal year's first six months.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended August 31, 2000 totaled $608,000, which is an 8.4% increase from the prior fiscal year's second quarter expense level. For the six months ended August 31, 2000, these expenses totaled $1,232,000, or 8.7% higher than the expense level in the comparable period in the prior fiscal year. These increased costs reflect growth in JM Ney's engineering staff to further expand its technical capabilities.

INTEREST EXPENSE

Interest expense during the three and six month periods ended August 31, 2000 were 17.0% and 34.5% higher, respectively, than the interest costs incurred during the comparable periods in the prior fiscal year. This increase is primarily due to increased costs for palladium leases, as a result of higher market prices and lease rates for these metals financing and hedging arrangements.

INCOME TAX EXPENSE

Income taxes have been accrued based upon estimated effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2000, the Company's consolidated cash and marketable securities totaled $1,905,000, which is an $875,000 decrease from February 29, 2000 levels, primarily due to the application of cash to pay for operating expenses and inventories at the balance sheet date.

Covenants contained in its borrowing agreements restrict JM Ney from paying dividends or otherwise transferring funds to the Company outside the ordinary course of business except as defined in certain circumstances as defined. At August 31, 2000, JM Ney's working capital net of intercompany balances was $7,189,000, or 83.5% of consolidated net current assets, and its net worth, net of a $4 million subordinated note payable to the Company, totaled $6,607,000 or 43.9% of the Company's consolidated total net worth.

As noted in Note 10 to the consolidated financial statements, JM Ney has signed amendments to its loan agreements with its primary bank. These amendments increase the revolving credit limit to $8 million and provide for specific dollar and ounce sublimits for precious metals borrowings. In addition, amendments to financial covenants contained within the agreements are expected to eliminate the need to request compliance waivers which had been noted in prior quarters due to factors which include the effects of the volatility of market prices and leasing rates for palladium during the fourth quarter of the prior fiscal year and the first quarter of the current fiscal year.

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

FOREIGN INVESTMENT RISK

The Company  has an  investment  in Moscow  Broadband  with a carrying  value of
$3,768,000. Moscow Broadband's primary asset is an investment in ComCor TV, a Moscow, Russia based broadband cable operator licensed to provide video, Internet and telephoning to up to 1.5 million homes and businesses in Moscow. The Company also has a trading portfolio of Russian and Ukrainian investments with market values totaling $1,359,000 and a net reported value of $1,087,000. In addition, as a result of the receipt of an additional cash distribution in a series of anticipated liquidating distributions, JM Ney's investment in a Russian bond fund has been reduced to approximately $52,000. All such investments bear the specific economic, currency and political risks of this region.

COMMODITY RATE RISK

During the six months ended August 31, 2000, the price of palladium as measured by the daily Second London fixings, fluctuated from a high of $852.00 per troy ounce, to a low of $554.00 per troy ounce. This volatility impacts selling prices and can affect profitability through changes in the demand for JM Ney's products, from increased costs to replace sold metals and, along with corresponding volatility in precious metal lease rates, through increased interest expense on palladium consignment leases.

Although the market price for gold has not been as volatile during the six month period, having ranged from approximately $270.00 an ounce to $294.00 per ounce, volatility in the price of this metal can have similar effects, including affecting JM Ney's LIFO management strategies.

As noted in Note 3 to the Consolidated Financial Statements as of August 31, 2000, certain of JM Ney's precious metals inventory levels were below the prior fiscal year end levels. For purposes of reporting cost of sales on a LIFO basis at that date, if such inventory levels are remaining at February 28, 2001 the LIFO reserve would increase by approximately $91,000 and there would be a corresponding increase to cost of sales. The restoration of all LIFO layer levels at prices as of August 31, 2000 would result in a decrease in cost of sales of approximately $39,000.

INTEREST RATE RISK

The interest cost of JM Ney's use of precious metal hedges in the form of consignment borrowing in recent years has experienced significant fluctuations. During the six months ended August 31, 2000, the interest costs of such arrangements ranged from 7.5% per annum to 18.0% per annum.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-K:

     Exhibit               Description

     Exhibit 11            Statement re: Computation of Per Share Earnings.

     Exhibit 27            Financial Data Schedule.


(b) No reports on Form 8-K were filed during the quarter ended August 31, 2000.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDERSEN GROUP, INC.

By:      /s/ Oliver R. Grace, Jr.
         ------------------------
         Oliver R. Grace, Jr.
         President and Chief Executive Officer

Date:    October 12, 2000



By:      /s/ Andrew M. O'Shea

         Andrew M. O'Shea
         Vice President and Chief Financial Officer

Date:    October 12, 2000


                                                                                                                          Exhibit 11
                                                         ANDERSEN GROUP, INC.
                 Statement Re: Computation of Per Share Earnings

                                                 (In thousands, except per share data)


                                                   Three Months Ended   Three Months Ended    Six Months Ended     Six Months Ended
                                                    August 31, 2000       August 31, 1999     August 31, 2000       August 31, 1999
                                                    ---------------      ---------------      ---------------       ---------------
Calculation of basic earnings per share:

Numerator for basic and diluted earnings per share:

Net (loss) income                                        ($137)               ($223)               ($339)              $     37
                                                         =====                =====                =====               ========

Denominator for basic earnings per share:
Weighted average number of shares
   outstanding during the period                         2,055                1,932                2,047                  1,930

Effect of dilutive securities                                - (a)               20                    - (a)                 13
                                                         -----                -----                -----                  -----
Denominator for diluted earnings per share               2,055                1,952                2,047                  1,943
                                                         =====                =====                =====                  -----

Basic earnings per share                                ($0.07)              ($0.12)              ($0.17)                 $0.02
                                                        ======               ======               ======                  =====

Diluted earnings per share                              ($0.07)              ($0.12)              ($0.17)                 $0.02
                                                        ======               ======               ======                  =====

a) For each of the three and six month periods ended August 31, 2000, the effect of outstanding stock options, or the assumed conversion of subordinated convertible notes or cumulative preferred stock, were anti-dilutive.




 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDERSEN GROUP, INC.

By:      ____________________

         Oliver R.Grace
         President and Chief Executive Officer

Date:    October 12, 2000



By:      ____________________

         Andrew M.O'Shea
         Chief Financial Officer

Date:    October 12, 2000