Form 10-Q
period 2000-11-30
ANDERSEN GROUP INC
filed 2001-01-09
CIK 6383

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

            As  of  January  4,  2001,   there  were  2,059,863  shares  of  the
Registrant's $.01 par value common stock outstanding.

Title                                          Outstanding

Common Stock, $0.01 par value per share        Authorized 6,000,000 shares;
                                               Issued 2,059,863









                               ANDERSEN GROUP, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                       Page No.

Part I - Financial Information

         Item 1 - Financial Statements:

     Consolidated Balance Sheets

     November 30, 2000 and February 29, 2000                              3

     Consolidated Statements of Operations for the
     Three and Nine Months Ended November 30, 2000 and 1999               4

     Consolidated Statements of Cash Flows for the
     Nine Months Ended November 30, 2000 and 1999                         5

     Notes to Consolidated Financial Statements                           6

     Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations                        8

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk 10


Part II - Other Information

         Item 1 - Legal Proceedings                                      11

         Item 4 - Submission of Matters to a Vote of Security Holders    12
         Item 6 - Exhibits and Reports on Form 8-K                       12


Signatures                                                               13


Part I.  Financial Information
Item 1.  Financial Statements

                                ANDERSEN GROUP, INC.
                           Consolidated Balance Sheets

                                 (In thousands)


                                                                       November 30, 2000              February 29, 2000
                                                                          -----------------              -----------------
ASSETS                                                                       (Unaudited)
------
Current assets:
   Cash and cash equivalents                                                    $ 1,063                        $ 1,854
   Marketable securities                                                            819                            926
   Accounts and other receivables less
     allowances of $112 and $111, respectively                                    6,026                          4,657
   Inventories                                                                    6,656                          8,019
   Prepaid expenses and other assets                                                309                            468
                                                                                -------                         ------

     Total current assets                                                        14,873                         15,924

Property, plant and equipment, net                                                9,403                         10,148
Prepaid pension expense                                                           4,962                          4,917
Investment in Moscow Broadband Communication Ltd.                                 3,565                          4,084
Other assets                                                                      2,151                          2,045
                                                                                -------                         ------

                                                                                $34,954                        $37,118
                                                                                =======                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Current maturities of long-term debt                                         $   537                          $ 521
   Notes payable to officer, net of unamortized discount                          1,157                              -
   Short-term borrowings                                                          2,500                          3,054
   Accounts payable                                                                 793                          1,015
   Other current liabilities                                                      1,470                          1,674
   Deferred income taxes                                                            525                            456
                                                                                -------                         ------

     Total current liabilities                                                    6,982                          6,720

Long-term debt, less current maturities                                           2,676                          3,190
Notes payable to officer, net of unamortized discount                                 -                            933
Subordinated note payable, net of unamortized discount                            7,380                          7,358
Other liabilities                                                                 1,913                          1,973
Deferred income taxes                                                             1,474                          1,682
                                                                                -------                         ------

     Total liabilities                                                           20,425                         21,856
                                                                                -------                         ------

Commitments and contingencies

Stockholders' equity:

   Cumulative convertible preferred stock                                         3,799                          4,033
   Common stock                                                                      21                             20
   Treasury stock                                                                   (28)                          (276)
   Additional paid-in capital                                                     6,276                          6,141
   Retained earnings                                                              4,461                          5,344
                                                                                -------                          -----

     Total stockholders' equity                                                  14,529                         15,262
                                                                                -------                         ------

                                                                                $34,954                        $37,118
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





                                                         ANDERSEN GROUP, INC.
                                                   Consolidated Statements of Operations

                                                 (In thousands, except per share data)
                                                            (unaudited)




                                                    Three months ended                       Nine months ended
                                         November 30, 2000    November 30, 1999     November 30, 2000   November 30, 1999

Revenues:

   Net sales                                   $ 9,736             $ 6,633             $29,096             $20,982
   Investment and other (loss) income             (216)                (88)                347               1,073
                                               -------             -------             -------             -------

                                                 9,520               6,545              29,443               22,055
                                               -------             -------             -------             --------

Costs and expenses:

   Cost of sales                                 7,456               4,693              21,896              14,590
   Selling, general and administrative           1,474               1,499               4,678               4,797
   Research and development                        585                 516               1,817               1,649
   Interest expense                                503                 440               1,540               1,211
                                               -------              ------             -------             -------

                                                10,018               7,148              29,931              22,247
                                               -------              ------             -------             -------

Loss from operations before equity in
  losses of unconsolidated subsidiary
  and income taxes                                (498)               (603)               (488)               (192)
Equity in losses of Moscow
  Broadband Communication Ltd.                    (203)                  -                (519)                  -
                                               -------              ------             -------             -------

Net loss before income taxes                      (701)               (603)             (1,007)               (192)
Income tax benefit                                (232)               (255)               (352)                (73)
                                               -------              ------             -------             -------

Net loss                                          (469)               (348)               (655)               (119)
Preferred dividends                                (75)                (97)               (228)               (289)
                                               -------              -------            -------             -------

Loss applicable to common
  shares                                         ($544)              ($445)              ($883)              ($408)
                                               =======              ======             =======             =======

Loss per common share:

   Basic and diluted                            ($0.26)             ($0.23)             ($0.43)             ($0.21)
                                               =======              ======             =======             =======

Weighted average number of shares
  outstanding                                2,056,539           1,933,761           2,049,820           1,931,331
                                             ---------           ---------           ---------           ---------

See accompanying notes to consolidated financial statements.


                                                         ANDERSEN GROUP, INC.
                                                Consolidated Statements of Cash Flows

                                                          (In thousands)

                                                               (unaudited)

                                                                                   Nine months ended

                                                                      November 30, 2000         November 30, 1999
                                                                      -----------------         -----------------


Cash flows from operating activities:

Net loss                                                                   ($655)                      ($119)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

     Equity in losses of Moscow Broadband Communication Ltd.                 519                           -
     Depreciation, amortization and accretion                              1,210                       1,103
     Deferred income taxes                                                  (139)                         31
     Pension income                                                          (45)                        (75)
     Net losses (gains) from marketable securities
       and investments                                                        14                        (299)
     Purchases of marketable securities                                        -                        (196)
     Proceeds from sales of marketable securities                             93                       2,239

     Changes in operating assets and liabilities:

     Accounts and other receivables                                       (1,369)                       (824)
     Inventories                                                           1,363                       4,168
     Prepaid expenses and other assets                                       100                        (226)
     Accounts payable                                                       (222)                        (69)
     Accrued expenses and other long-term obligations                       (206)                       (361)
                                                                          ------                      ------
     Net cash provided by operating activities                               663                       5,372
                                                                          ------                      ------
Cash flows from investing activities:

     Purchases of property and equipment, net                               (506)                     (1,413)
                                                                          ------                      ------


     Net cash used in investing activities                                  (506)                     (1,413)
                                                                          ------                      ------

Cash flows from financing activities:

     Principal payments on long-term debt                                   (498)                       (420)
     Proceeds from issuance of secured note to officer                       200                           -
     Repayment of short-term debt, net                                      (554)                     (1,988)
     Stock options exercised                                                  74                           5
     Sale of treasury stock, net                                              58                          21
     Preferred dividends paid                                               (228)                       (289)
     Officer receivable repaid                                                 -                          50
                                                                          ------                      ------

     Net cash used in financing activities                                  (948)                     (2,621)
                                                                          ------                      ------

     Net (decrease) increase in cash and cash equivalents                   (791)                      1,338

     Cash and cash equivalents - beginning of period                       1,854                       2,541
                                                                          ------                      ------

     Cash and cash equivalents - end of period                            $1,063                      $3,879
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

(2)      Marketable Securities

         Marketable securities consisted of the following (in thousands):

                                                  November 30, 2000                  February 29, 2000
                                                  -----------------                  -----------------
FM Emerging Russia Fund                                   $807                               $825
Portfolio of Ukraine stocks                                152                                239
Renaissance Russian Bond Fund                               52                                 75
Valuation reserve - foreign investments                   (192)                              (213)
                                                          ----                               ----

                                                          $819                               $926
                                                          ====                               ====

The valuation reserve relates to the Company's investment in the FM Emerging Russia Fund and a portfolio of Ukrainian common stocks to provide for liquidity and volatility concerns.

(3)      Inventories

         Inventories consisted of the following (in thousands):


                                                  November 30, 2000                  February 29, 2000
                                                  -----------------                  -----------------
Raw material                                            $ 2,095                            $ 5,727
Work in process                                           6,058                              8,153
Finished goods                                            5,193                              6,029
Consignment leases                                       (1,752)                            (6,952)
                                                        -------                            -------
                                                         11,594                             12,957
LIFO Reserve                                             (4,938)                            (4,938)
                                                        -------                            -------
                                                        $ 6,656                            $ 8,019
                                                        =======                            =======

At November 30, 2000, the precious metal inventory levels of The J.M. Ney Company, which are valued on a LIFO basis, were lower than the prior fiscal year-end levels. Due to the interim nature of these financial statements, no adjustment of the LIFO reserve has been recognized in the Consolidated Statement of Operations. Had such inventory levels been determined to be permanent in nature, at November 30, 2000, there would have been a decrease in the LIFO reserve of approximately $292,000 and a corresponding decrease to cost of sales.

The interim financial statements have not been adjusted to reflect changes in precious metals prices since the prior fiscal year-end. Had such changes been made based on quoted metals prices as of November 30, 2000, the gross values of inventories would have been increased by approximately $1,134,000, with a corresponding increase in the LIFO reserve.

(4)

Investment in Moscow Broadband Communication Ltd.

     The Company records its investment in Moscow Broadband Communication Ltd. ("Moscow Broadband") using the equity method of accounting, which is at cost as adjusted for its proportionate share of the equity in the earnings and losses of Moscow Broadband. For the nine months ended November 30, 2000 the Company recorded a loss of $519,000 which represents its 25% interest in Moscow Broadband's nine month losses of $2,076,000, which in turn, include Moscow Broadband's 50% equity interest in the losses of ComCor TV.

         At November 30, 2000, the carrying value of the Company's investment in Moscow Broadband was $3,565,000 and the Company's 25% equity in the net assets of Moscow Broadband was approximately $4,111,000. The $546,000 difference is due to a previous write down of this investment in a prior year and previous to Moscow Broadband's investment in ComCor-TV and to the purchase of shares of Moscow Broadband during the prior fiscal year using credited accounts receivable for amounts previously expensed.

(5)      Short-Term Borrowings

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

(6)      Income Taxes

         Income tax (benefit) expense is based upon estimates of the effective income tax rate for the current fiscal year.

(7)      Earnings Per Share

         Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding. Diluted net income per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive. For the three and nine-month periods ended November 30, 2000, the effect of such conversions has been antidilutive.

(8)      Business Segments and Export Sales

                  During the nine months ended November 30, 2000, the Company operated in two segments; Electronics, which comprises the operations of The J.M. Ney Company; and Corporate, which includes the Company's investments, real estate and corporate administrative activities. Operating income consists of net sales, investment and other income, less cost of sales and selling, general and administrative expenses directly allocated to the industry segments. Corporate revenues consist of investment and other income not attributable to JM Ney.

Summarized financial information for business segments is as follows (in thousands):



Nine months ended:                                     November 30, 2000           November 30, 1999
                                                       -----------------           -----------------

Revenues:

  Electronics                                               $29,114                     $21,118
  Corporate                                                     329                         937
                                                            -------                     -------
                                                            $29,443                     $22,055
                                                            -------                     -------
Operating income (loss):

  Electronics                                               $ 1,785                     $ 1,129
  Corporate                                                    (733)                       (110)
                                                            -------                     -------
                                                            $ 1,052                     $ 1,019
                                                            -------                     -------
Interest expense:

  Electronics                                               $ 1,191                    $   886
  Corporate                                                     349                        325
                                                            -------                    -------
                                                            $ 1,540                    $ 1,211
                                                            -------                    -------





Depreciation, amortization and accretion:

  Electronics                                               $ 1,063                    $   988
  Corporate                                                     147                        115
                                                            -------                    -------
                                                            $ 1,210                    $ 1,103
                                                            -------                    -------

Capital expenditures:

  Electronics                                                 $ 506                    $ 1,398
  Corporate                                                       -                         15
                                                              -----                    -------
                                                              $ 506                    $ 1,413
                                                              =====                    =======




As of:                                                 November 30, 2000           February 29, 2000
                                                       -----------------           -----------------
Identifiable assets:

  Electronics                                               $26,545                     $27,835
  Corporate                                                   8,409                       9,283
                                                            -------                     -------
                                                            $34,954                     $37,118
                                                            -------                     -------


Export sales for the nine months ended November 30, 2000 and 1999 were $6,514,000 and $4,244,000, respectively. Such sales were made primarily to customers in Europe and the Pacific Rim.

During the nine months ended November 30, 2000 and 1999, sales to a single customer accounted for 13.8% and 18.3% of net sales, respectively. At November 30, 2000, accounts receivable from this customer accounted for 11.9% of consolidated net accounts and other receivables.

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

(10)     Supplemental Disclosure of Cash Flow Information

         During the nine months ended November 30, 2000, the Company issued 24,499 shares of its common stock from the conversion of 12,603 shares of its cumulative convertible preferred stock.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended November 30, 2000, the Company incurred a net loss applicable to common shares of $544,000, or $0.26 per share, basic and diluted. For the comparable period in the prior fiscal year, the Company incurred a net loss of $445,000, or $0.23 per share, basic and diluted. The current year results include the Company's equity interest in the losses of Moscow Broadband Communication Ltd. ("MBC"), which in turn reflects MBC's direct expenses and its 50% equity interest in the start-up losses of ComCor-TV, a broadband cable operator in Moscow, Russia which is licensed to provide video, Internet and telephony to up to 1.5 million homes and businesses in Moscow. The Company's pre-tax loss prior to its equity in MBC's losses totaled $498,000 for the three months ended November 30, 2000, as compared to a pre-tax loss of $603,000 for the three months ended November 30, 1999.

For the nine months ended November 30, 2000, the Company's net loss applicable to common shares totaled $883,000, or $0.43 per share, basic and diluted. For the comparable nine month period in the prior fiscal year, the Company reported a net loss of $408,000, or $0.21 per share, basic and diluted. Before taxes and its equity interest in MBC's losses, the Company's loss for the nine months ended November 30, 2000 was $488,000 as compared to a pre-tax loss of $192,000 for the nine months ended November 30, 1999.

REVENUES:

Revenues for the three months ended November 30, 2000 totaled $9,520,000 as compared to $6,545,000 for the comparable quarter in the prior fiscal year. For the nine months ended November 30, 2000, revenues totaled $29,443,000, as compared to $22,055,000 for the first nine months of the prior fiscal year.

Sales from the J. M. Ney Company ("JM Ney") for the three and nine months ended November 30, 2000 grew 46.8% and 38.7%, respectively reflecting both the pass-through effect of continuing increases in the prices of palladium and real growth from sales of parts and materials, particularly into the automotive market.

Investment and other income (loss) totaled ($216,000) and $347,000, respectively, during the three and nine months ended November 30, 2000. Significant components of investment and other income (loss) for the nine-month period and the comparable period of the prior fiscal year are as follows (in thousands):



                                                                             Nine Months ended

                                                             November 30, 2000               November 30, 1999
                                                             -----------------               -----------------
Net losses from domestic trading portfolio                        $   -                           ($ 109)
Net gains (losses) from Russian and
  Eastern European portfolio                                       ( 14)                             457
Interest and dividends                                               24                              199
Rental income                                                       341                              329
Ultrasonic royalties                                                 54                               58
Other, net                                                          (58)                             139
                                                                  -----                           ------

                                                                  $ 347                           $1,073
                                                                  =====                           ======


COST OF SALES

Cost of sales for the three months ended November 30, 2000 represented 76.6% of sales and resulted in gross margin of $2,280,000. This compares to the prior year's third fiscal quarter in which cost of sales were 70.8% of sales and produced gross margin of $1,940,000. Year-to-date, cost of sales represents 75.3% of sales resulting in gross margin of $7,200,000, as compared to the prior fiscal year's first nine months during which cost of sales which represented 69.5% of sales and,resulted in gross margin of $6,392,000. Declines in the gross margin percentage have been the result of the pass-through effect of rising palladium costs. However, the 17.5% and 12.6% increases in gross margin dollars produced during the three and six month periods ended November 30, 2000 over the comparable prior year periods represents the impact of sales growth.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended November 30, 2000 totaled $1,474,000, a decrease of 1.7% from the prior fiscal year's third quarter levels. Through the first nine months of the current fiscal year, these expenses totaled $4,678,000, which is 2.5% lower than the comparable period in the prior fiscal year. The non-recurrence of expensed activities relating to MBC's investment in ComCor-TV have contributed to decrease in these costs.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended November 30, 2000 totaled $585,000, which is a 13.4% increase from the expense level in the comparable period of the prior fiscal year. For the nine months ended November 30, 2000, these expenses totaled $1,817,000, or 10.2% more than the expense level in the comparable period in the prior fiscal year. These increased costs reflect growth in JM Ney's engineering staff to further expand its technical capabilities.

INTEREST EXPENSE

Interest expense during the three and nine months ended November 30, 2000 was 14.3% and 27.2% higher, respectively, than the costs incurred during the comparable periods of the prior fiscal year. These increases are primarily due to higher borrowing costs incurred by JM Ney during the first half of the fiscal year from palladium leases on which interest is partially based on the metal value, which has been significantly higher than the prior year. Also, interest on increased cash borrowings that were incurred to finance increased accounts receivable that have resulted from higher sales, and from borrowings to pay down consignment leases and deferred pricing loans contributed to the increase. The increase in the third quarter interest cost over the prior year's third quarter interest expense is primarily due to the cost of borrowings incurred by the Company, primarily to increase its investment in MBC at the end of the prior fiscal year. Lower outstanding principal amounts on the 10-1/2% subordinated notes have partially offset this increase.

INCOME TAX EXPENSE

Income taxes have been accrued based upon estimated effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2000, the Company's consolidated cash and marketable securities totaled $1,882,000, which is a decrease of $898,000, or 32.3% from February 29, 2000 levels. This reduction is primarily the result of cash being used to decrease short-term borrowings and long-term debt.

As a result of covenants contained in its borrowing agreements, JM Ney is restricted from paying dividends or otherwise transferring funds to the Company outside the ordinary course of business except as permitted in certain covenants. At November 30, 2000, JM Ney's working capital was approximately $7,785,000, or 98.7% of consolidated net current assets; and its net worth, net of a $4 million subordinated note payable to the Company, totaled $6,559,000, or 45.1% of the Company's consolidated total net worth.

As noted in Note 6 to the consolidated financial statements, JM Ney has signed amendments to its loan agreements with its primary bank. These amendments increase the revolving credit limit to $8 million and provide for specific dollar and ounce sublimits for precious metals borrowings. In addition, amendments to financial covenants contained within the agreements are expected to eliminate the need to request compliance waivers which had been noted in prior quarters due to factors which include the effects of the volatility of market prices and leasing rates for palladium during the fourth quarter of the prior fiscal year and the first quarter of the current fiscal year.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to the following:

The Company has expanded its investment and business development activities in Russia and Eastern Europe. Economic and political developments in these countries could significantly impact both the return on and the return of capital employed in these regions. The price and volatility of precious metals, particularly palladium and gold, could impact the market for many of JM Ney's products, as users substitute less expensive materials. Such precious metals volatility can also expose JM Ney to certain pricing risks as they relate to the sale of products and the purchase of these metals.

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

FOREIGN INVESTMENT RISK

The Company has an investment in Moscow Broadband Communication Ltd. (MBC) with a carrying value of $3,565,000. Moscow Broadband's primary asset is an investment in ComCor-TV (CC-TV), a Moscow, Russia based broadband cable operator licensed to provide video, Internet and telephony to up to 1.5 million homes and businesses in Moscow. The success of the Company's investment in MBC is dependent upon the success of CC-TV in demonstrating the validity of its business plan through growth in the number of subscribers for its cable TV and Internet services. In addition, in order for MBC to maintain its 50% ownership in CC-TV, it is required to make approximately $20 million to $30 million in additional cash capital investments into CC-TV. To do so, MBC must raise up to $25 million in additional equity capital. MBC's failure to raise this capital and make the additional investment in CC-TV could result in a significant dilution of its ownership of CC-TV. The Company has the right and opportunity to increase its investment in MBC, but has no obligation to do so. As a result of any potential private placement of MBC's equity securities, the Company's current 25% ownership in MBC is likely to be diluted. The value of the Company's investment, and the degree of future value appreciation, if any, will also be dependent on the valuation levels of any future private placements of MBC's equity securities. The Company currently exercises significant operational control over MBC's activities. This degree of management influence could be reduced as a result of ownership dilution.

The Company also has a trading portfolio of Russian and Ukrainian investments with market values totaling $1,011,000 and a net reported value of $819,000. In addition, as a result of the receipt of an additional liquidating distribution, JM Ney's investment in a Russian bond fund has been reduced to approximately $52,000. All such investments bear the specific economic, currency and political risks of this region.

COMMODITY RATE RISK

During the nine months ended November 30, 2000, the price of palladium as measured by the daily Second London fix, fluctuated from a high of $852 per troy ounce, to a low of $554 per troy ounce. During the three months ended November 30, 2000, the price of palladium averaged approximately $751 an ounce and subsequently during December 2000, the price of palladium averaged $915 per ounce. This volatility impacts selling prices and can affect profitability through changes in the demand for JM Ney's products, from increased costs to replace sold metals and, along with corresponding volatility in precious metal lease rates, through increased interest expense on palladium consignment leases.

Although the market price for gold has not been as volatile during the nine month period, ranging from approximately $264 an ounce to $294 per ounce, volatility in price of this metal can have similar effects including affecting JM Ney's inventory management strategies.

As noted in Note 3 to the Consolidated Financial Statements as of November 30, 2000, certain of JM Ney's precious metals inventory levels were below the prior fiscal year end levels. For purposes of reporting cost of sales on a LIFO basis at the date, if these inventory decrements are not replenished at February 28, 2001, the LIFO reserve would decrease by approximately $292,000 and there would be a corresponding decrease to cost of sales. The restoration of all LIFO layer levels at prices as of November 30, 2000 would result in an increase in cost of sales of approximately $75,000.

INTEREST RATE RISK

The interest cost of JM Ney's precious metal borrowings in the form of consignment leases or deferred pricing borrowing in recent years has experienced significant fluctuations. During the first nine months, the interest costs of such arrangements fell from 18% per annum to approximately 9% per annum. Since February 29, 2000, JM Ney reduced the number of ounces of palladium leased or borrowed from 11,166 troy ounces to 2,827 troy ounces as of November 30, 2000. These reductions reduce J.M. Ney's exposure to the effects of such leasing cost volatility. In addition, at November 30, 2000, JM Ney had $2,500,000 of short term borrowings at rates that are subject to daily or monthly charge based on market conditions.

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



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-K:

     Exhibit               Description

     Exhibit 11            Statement re: Computation of Per Share Earnings.

     Exhibit 27            Financial Data Schedule.


No reports on Form 8-K were filed during the quarter ended November 30, 2000.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDERSEN GROUP, INC.

By:      /s/ Oliver R. Grace, Jr.
         ------------------------
         Oliver R. Grace, Jr.
         President and Chief Executive Officer

Date:    January 9, 2001


By:      /s/Andrew M. O'Shea

         Andrew M. O'Shea
         Chief Financial Officer

Date:    January 9, 2001



                                                                                                                          Exhibit 11
                                                         ANDERSEN GROUP, INC.
                 Statement Re: Computation of Per Share Earnings

                                                 (In thousands, except per share data)


                                          Three Months            Three Months Ended      Nine Months            Nine Months
                                             Ended                       Ended              Ended                  Ended
                                          November 30, 2000         November 30, 1999     November 30, 2000      November 30, 1999



          T
Calculation of basic earnings


Numerator for basic and diluted
earnings per share:

Net loss                                     ($544)                    ($445)                ($ 883)                ($ 408)
                                             =====                      =====                ======                 ======

Denominator for basic earnings per share:

Weighted average number of
  shares outstanding during the
  period                                     2,057                     1,934                  2,050                  1,931
Effect of dilutive securities    (a)             -                         -                      -                      -
                                             -----                    ------                  -----                 ------
Denominator for diluted earnings
  per share                                  2,057                     1,934                  2,050                  1.931
                                             =====                     =====                  =====                  =====

     Basic earnings per share
                                           ($0.26)                    ($0.23)                ($0.43)                ($0.21)
                                           ======                     ======                 ======                 ======

     Diluted earnings per share            ($0.26)                    ($0.23)                ($0.43)                ($0.21)
                                           ======                     ======                 ======                 ======

(a) For each of the three and nine month periods ended November 30, 2000 and November 30, 1999, the effect of outstanding stock options, or the assumed conversion of subordinated convertible notes or cumulative preferred stock, were anti-dilutive to the reported basis losses per share.
