Form 10-Q/A
period 2000-11-30
ANDERSEN GROUP INC
filed 2001-01-12
CIK 6383

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-QA

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




     Note: The Company's Form 10-Q for the quarterly period ended November 30, 2000 is being amended solely to correct the disclosure of operating profit by segment as disclosed in Note 8 to the Consolidated Financial Statements as contained in Part I, Item 1 of the filing.





                               ANDERSEN GROUP, INC.
                                    FORM 10-QA

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

Summarized financial information for business segments is as follows (in thousands):



Nine months ended:                                     November 30, 2000           November 30, 1999
                                                       -----------------           -----------------

Revenues:

  Electronics                                               $29,114                     $21,118
  Corporate                                                     329                         937
                                                            -------                     -------
                                                            $29,443                     $22,055
                                                            -------                     -------
Operating income (loss):

  Electronics                                               $ 2,025                     $ 1,129
  Corporate                                                    (973)                       (110)
                                                            -------                     -------
                                                            $ 1,052                     $ 1,019
                                                            -------                     -------
Interest expense:

  Electronics                                               $ 1,191                    $   886
  Corporate                                                     349                        325
                                                            -------                    -------
                                                            $ 1,540                    $ 1,211
                                                            -------                    -------





Depreciation, amortization and accretion:

  Electronics                                               $ 1,063                    $   988
  Corporate                                                     147                        115
                                                            -------                    -------
                                                            $ 1,210                    $ 1,103
                                                            -------                    -------

Capital expenditures:

  Electronics                                                 $ 506                    $ 1,398
  Corporate                                                       -                         15
                                                              -----                    -------
                                                              $ 506                    $ 1,413
                                                              =====                    =======




As of:                                                 November 30, 2000           February 29, 2000
                                                       -----------------           -----------------
Identifiable assets:

  Electronics                                               $26,545                     $27,835
  Corporate                                                   8,409                       9,283
                                                            -------                     -------
                                                            $34,954                     $37,118
                                                            -------                     -------


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

Date:    January 11, 2001


By:      /s/Andrew M. O'Shea

         Andrew M. O'Shea
         Chief Financial Officer

Date:    January 11, 2001



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
