Form 10-K
period 2001-02-28
ANDERSEN GROUP INC
filed 2001-05-29
CIK 6383

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2001 or

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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the Registrant based upon the average bid and asked prices on May 18, 2001 as reported on The NASDAQ Stock Market, was approximately $10,291,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 18, 2001 there were 2,077,134 shares of Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The exhibit index is located on page E-1

ANDERSEN GROUP, INC.

FORM 10-K

TABLE OF CONTENTS

PART I.

Item 1. Business 3

Item 2. Properties 7

Item 3. Legal Proceedings 8

Item 4. Submission of Matters to a Vote of Security Holders 9

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder

Matters 9

Item 6. Selected Financial Data 10

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations 11

Item 7A. Quantitative and Qualitative Disclosures about Market Risk 17

Item 8. Financial Statements and Supplementary Data 18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure 64

PART III.

Item 10. Directors and Executive Officers of the Registrant 64

Item 11. Executive Compensation 65

Item 12. Security Ownership of Certain Beneficial Owners and Management 71

Item 13. Certain Relationships and Related Transactions 74

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K 76

Signatures 80

PART I

ITEM 1. BUSINESS.

General

Andersen Group, Inc., referred to herein as the "Company" or the "Registrant", was incorporated under the laws of the State of Connecticut in 1951. On April 24, 1998, the Company re-incorporated to the State of Delaware.

Since February 1991 the Registrant's primary investment, currently comprising approximately 78% of the Company's total consolidated assets at February 28, 2001, has been The J.M. Ney Company ("JM Ney"), which historically operated in three industry segments: Electronics, Ultrasonic Cleaning Equipment and Dental. In November 1995, JM Ney sold the assets and certain liabilities of the Dental segment. Effective February 28, 1998, substantially all of the assets of the Ultrasonic Cleaning Equipment segment were sold.

During fiscal year-ended February 28, 1996, the Company acquired a 50% ownership interest in ABC Moscow Broadband Communication Limited ("Moscow Broadband"), formerly known as Treglos Investments Limited. Moscow Broadband, a Cyprus-based company which purchased a 6% ownership interest in the Institute for Automated Systems ("IAS"), a Russian telecommunications company which had plans to develop a data transmission network through the Commonwealth of Independent States ("CIS"). During FY99, as a result of the collapse in the market value for Russian securities, this investment in Moscow Broadband was written down to $84,000, which was 10% of its then carrying value.

During FY00, Moscow Broadband, through the efforts of the Company, developed the opportunity to participate with OAO Moskovskaya Telecommunikatsionnaya Corporatisiya ("Moscow Telecommunications Company", or "COMCOR") in the ownership, funding and operation of ZAO ComCor-TV ("ComCor-TV") for the purpose of delivering cable television, high-speed data transmission and Internet access, and IP telephony to up to 1,500,000 homes and businesses throughout the Moscow, Russia region.

Pursuant to a private placement of Moscow Broadband common stock, the Company invested an additional $4,000,000 in cash into Moscow Broadband and was credited with $500,000 for costs incurred and expensed from FY96 through FY00, which it converted into additional shares of Moscow Broadband common stock. As a result of this private placement, the Company's ownership percentage in Moscow Broadband was diluted from 50% to 25%.

Industry Segment Information

Financial information regarding the Company's industry segments is contained in Note 20 to the Registrant's Consolidated Financial Statements contained in Item 8 herein.

Description of Business

During FY01, the Company operated in two business segments, Electronics and Corporate. The Electronics segment is comprised of the activities of JM Ney. Corporate activities are comprised of investment activities.

Electronics Segment

Products. The Electronics segment is a full-service, materials and parts supplier to various automotive, medical, industrial electronics, telecommunications and military market segments. JM Ney's fully integrated approach includes the manufacture of metal alloys, specializing in various trademarked precious metal alloys, and the design, engineering and fabrication of custom precision products. The fabrication capabilities include wire drawing, rolling from ingot to foil, precision turning, stamping, injection and insert molding, as well as complex tool making.

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

During FY01, sales to First Inertia, Inc. comprised 14% of total net sales. No other single customer accounted for more than 10% of the Company's net sales.

Research and Development. During FY01, FY00 and FY99, research and development expenses from continuing operations totaled approximately, $2,348,000, $2,203,000 and $1,888,000, respectively.

Sources and Availability of Raw Materials and Components. JM Ney purchases its raw materials, including precious metals, and the components used in the manufacture of its products from a number of domestic suppliers, and generally is not dependent upon any single supplier. JM Ney primarily utilizes Russian palladium in the manufacture of many of its products, and despite recent publicized events regarding availability of palladium shipments from Russia to the world market, the Company believes that its sources of supply are adequate for its continuing needs.

Order Backlog. At April 30, 2001, JM Ney had a recorded backlog for firm orders totaling $8,209,000. This compares to a backlog of $7,037,000 as of April 30, 2000.

Corporate Segment

The Corporate Segment is comprised of the Company's investment and administrative activities. This includes the management of the Company's trading portfolios and long-term investments, as described below. This segment also includes the operations of Andersen Realty, Inc., which owns a 108,000 square foot office building in Bloomfield, Connecticut, and the monitoring of the Company's continuing interest in the ultrasonic cleaning technology sold during the fiscal year ended February 28, 1998. Such continuing interest is represented by royalties received pursuant to a technology assignment agreement, as amended, which was entered into with the buyer of the former Ultrasonics Cleaning Equipment segment. During FY01, the Company earned $95,000 of royalty revenue pursuant to this agreement.

Trading Portfolio

Prior to February 28, 2001, the Company sold substantially all of its short-term investments and at that date its remaining portfolio was comprised of common stock in a Ukrainian utility company and a Russian bond fund which is currently in liquidation. These investments are being carried at their approximate fair value of $96,000 at February 28, 2001.

In prior years, the Company's trading portfolio was more substantial and was comprised of equity investments in domestic financial institutions and Eastern European and Russian companies or funds.

See Note 3 to the Company's Consolidated Financial Statements contained in Item 8 herein.

Moscow Broadband Communication Limited

Prior to the fourth quarter of FY00, the Company held a 50% investment in Moscow Broadband whose primary asset was a 6% investment interest in the Institute for Automated Systems ("IAS"). This investment was recorded at approximately $84,000 in FY99, reflecting an other than temporary impairment in its value as a result of the collapse in the market value for Russian securities. In the fourth quarter of FY00, Moscow Broadband entered into an agreement with Moscow Telecommunications Company to jointly own, finance and operate the joint venture, ComCor-TV, to deliver cable television, data transmission and Internet access, and IP telephony throughout the Moscow, Russia region. Moscow Broadband raised $18 million in cash in a private placement of its stock in which the Company participated by investing $4 million. To fund this investment, the Company used the proceeds from the sales of certain common stocks of U.S.- based savings bank institutions, and the proceeds from a $1 million loan received from Oliver R. Grace, Jr., the Company's President.

During FY00, the Company and the holders of the other 50% of Moscow Broadband each contributed $300,000 to fund expenses incurred by Moscow Broadband. The Company expensed its contributions during FY00. The $300,000 includes $39,000 of allocated salaries of Company employees who contributed time to assist in the due diligence procedures for the ComCor-TV transaction. As a result of funding these expenses, and incurring costs in connection with the Moscow Broadband private placement, the Company was issued Moscow Broadband stock with a value of $500,000.

The other original shareholders of Moscow Broadband, which include entities formed for the benefit of Oliver R. Grace, Jr., John S. Grace or their families, also received an additional $500,000 of Moscow Broadband common stock. Messrs. Grace, Jr. and Grace are both employees and directors of the Company.

The Company did not participate in the private placement on a prorata basis, and accordingly, it presently owns 25% of the outstanding common stock of Moscow Broadband. Each of the Company's Directors, or members of their families, and one of its non-director officers also invested in the Moscow Broadband private placement.

See Note 7 to the Company's Consolidated Financial Statements contained in Item 8 herein, and Certain Relationships and Related Transactions in Item 13.

VSMPO

During FY00, the Company sold its investment in VSMPO, a Russian-based producer and processor of titanium, for net proceeds of approximately $317,000. These securities, which had a cost basis of approximately $1,225,000, had been written down in the prior fiscal year to $122,500 due to an other than temporary impairment in its value reflecting the collapse in the market value for Russian securities. A lawsuit previously pending against the Company and its Chairman was also withdrawn in connection with the sale. See Note 8 to the Company's Consolidated Financial Statements contained in Item 8 herein, and Certain Relationships and Related Transactions in Item 13.

Discontinued Ultrasonic Cleaning Equipment Segment

Effective February 28, 1998, the Company sold the net assets of Ney Ultrasonics Inc. (Ney Ultrasonics) which until that date comprised the Company's Ultrasonic Cleaning Equipment segment. The Company received $2.4 million at closing while additional contingent consideration was dependent on the finalization of FY98 financial information. The determination of the final purchase price remained in dispute until a settlement agreement was reached in February 1999, resulting in $400,000 of additional consideration being paid to the Company. Pursuant to terms of the sale, the Company has received, and expects to continue to receive further consideration during the next several years based on sales of certain products by the purchasers of this business. See Note 5 to the Company's Consolidated Financial Statements contained in Item 8 herein.

Compliance with Environmental Protection Laws

Management of the Company believes that the Company and its operating subsidiaries are in material compliance with applicable federal, state and local environmental regulations. Compliance with these regulations has not in the past had any material effect on the Company's capital expenditures, consolidated statements of operations and financial position or competitive position, nor does the Company anticipate that compliance with existing regulations will have any such effect in the near future.

Employees

As of April 30, 2001, the Company, including all subsidiaries, had 167 full-time employees and three part-time employees. None of these employees is represented by a labor union, and the Company is not aware of any organizing activities. Neither the Company nor any of its subsidiaries has experienced any significant work stoppage due to any labor problems. The Company considers its employee relations to be satisfactory.

Executive Officers of the Company

The Executive Officers of the Company and certain significant employees of its subsidiaries are as follows:

Name	Age	Position	Officer Since
Francis E. Baker	71	Chairman and Secretary	1959
Oliver R. Grace, Jr.	47	President and Chief Executive Officer	1990
Ronald N. Cerny	49	President, The J.M. Ney Company	1993
Andrew M. O'Shea	42	Chief Financial Officer; and Chief Financial Officer and Secretary, The J.M. Ney Company	1995

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

Mr. O'Shea joined the Company in December 1995 as Treasurer and Chief Financial Officer of JM Ney. In November 1997 he was also appointed JM Ney's Secretary, and in December 1999, he was appointed as the Company's Chief Financial Officer. Mr. O'Shea is also Chief Financial Officer of Moscow Broadband Communication.

ITEM 2. PROPERTIES.

The Company's principal executive offices are located in New York, New York. The Company subleases office space from an entity owned by Oliver R. Grace, Jr., the Company's President and Chief Executive Officer, at lease rates that approximate market rates. The Company's subsidiary, Andersen Realty, Inc., owns a 108,000 square foot building located in Bloomfield, Connecticut, which it leases to light manufacturing companies, and also to tenants who utilize office space and limited support services. At April 30, 2001, the Company utilized approximately 2,000 square feet in this building for its administrative use, and approximately 60% of the rentable space was occupied by third party lessees.

JM Ney owns a 98,000 square foot facility and 18.4 acres within an industrial park in Bloomfield, Connecticut. This site contains JM Ney's principal operations and general administrative offices.

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

The approximate number of record holders of the Registrant's Common Stock on April 30, 2001 was 520. The Company's high, low and closing sales prices for the common equity, for each full quarterly period within the two most recent fiscal years, are included below. The stock prices shown, which were obtained from NASDAQ, represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year ended February 28, 2001	High	Low	Close
First Quarter	17 1/8	6 3/4	10
Second Quarter	15	8	11 3/4
Third Quarter	12 1/4	5 3/4	7 5/8
Fourth Quarter	9 1/32	6 1/2	7 15/16

Year ended February 29, 2000	High	Low	Close
First Quarter	8 1/2	2 5/8	7 1/4
Second Quarter	7 3/4	5 1/8	7 3/8
Third Quarter	7 3/8	3 3/4	5 3/8
Fourth Quarter	40	4 1/4	17 1/8

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

Years Ended February	2001	2000	1999	1998	1997
Revenues[1]	$40,158	$30,311	$23,600	$28,868	$20,501

(Loss) income from continuing operations[1]	(1,623)	(987)	(2,964)	1,770	334
Net (loss) income	(1,623)	(987)	(3,080)	2,212	299
(Loss) income applicable to common shareholders	(1,927)	(1,349)	(3,465)	1,772	22
(Loss) income from continuing operations per common share, diluted	(0.94)	(0.70)	(1.74)	.68	.03
(Loss) income per common share, diluted	(0.94)	(0.70)	(1.80)	.91	.01
Depreciation, amortization and interest accretion	1,589	1,466	1,434	1,480	1,419
Total assets	33,076	37,118	37,119	44,771	37,677
Total debt	13,247	15,056	13,857	14,537	10,119
Redeemable preferred stock	-	-	-	-	4,891
Stockholders' equity	13,448	15,262	16,429	20,196	13,647
Book value per common share	4.70	5.59	6.18	7.97	7.05

1 Revenues and (loss) income from continuing operations, exclude the results of operations of the Company's Ultrasonic segment as a result of its sale in February 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

2001 VS. 2000

For the year ended February 28, 2001 (FY01), the Company incurred a net loss applicable to common shareholders of $1,927,000, or $(0.94) per share, basic and diluted. During the fiscal year ended February 28, 2000 (FY00), the Company reported a net loss applicable to common shareholders of $1,349,000, or $(0.70) per share, basic and diluted. The results for FY01 include $730,000, or $0.36 per share, of the Company's equity in the losses of ABC Moscow Broadband Communication Ltd. (Moscow Broadband), which, in turn includes Moscow Broadband's 50% equity interest in the results of operations of ComCor TV.

Revenues

Total revenues of $40,158,000 for FY01 were 32.5% higher than total revenues of $30,311,000 for FY00. The increase represents net difference of an increase in sales from The J.M. Ney Company (JM Ney) and lower levels of investment and other income.

During FY01, JM Ney's sales totaled $39,462,000, which was 36.8% more than the $28,844,000 in sales generated in FY00. A substantial portion of this sales increase reflects the pass-through effect of increased selling prices for products containing palladium, as a result of higher average market prices for this precious metal. During FY01, the average market price for palladium was approximately $750 per troy ounce as compared to an average of $392 per troy ounce in FY00. During FY01, the products sold by JM Ney contained approximately 19,300 ounces of palladium, as compared with 19,600 ounces of palladium in FY00. Additional volume growth occurred in sales programs for automotive and telecommunications industry customers.

Activities which comprise Investment Income (Loss) and Other Income produced a net gain of $696,000 during FY01, as compared to a net gain of $1,467,000 during FY00, as follows (in thousands):

	FY01	FY00
Net gain from Russian and Eastern European portfolio	$ 172	$ 680
Net gain from long-term Russian investments	-	195
Net loss from domestic investment portfolio	-	(605)
Rental income	445	376
Ultrasonic royalty revenue	95	42
Interest and dividends	57	277
Other, net	(73)	502
	$ 696	$1,467

During FY01, the Company sold substantially all of its Russian and Eastern European trading portfolio which produced the gain for the year. In the prior year, sales of the Company's domestic investment portfolio, its investment in a Polish-based bank, and its longer-term investment in VSMPO, along with net appreciation in components of the Russian and European trading portfolio, created the investment gains noted.

Other, net income (loss) includes changes in the values of deferred compensation trusts established for certain officers, for which there is an offsetting impact on compensation expense.

Cost of Sales

Cost of sales during FY01 totaled $30,679,000, or 77.7% of net sales, as compared to cost of sales totaling $21,181,000, or 73.4% of net sales reported for FY00. The decline in margins from 26.6% to 22.3% of net sales was the result of previously noted higher palladium prices which were passed through to customers in the form of higher selling prices without a commensurate margin mark-up. Gross margins from sales totaled $8,783,000, which is $1,120,000, or 14.6% higher than gross margins reported for FY00. This increase represents the combination of an increase of $448,000 from operating activities and an improvement of $672,000 from the impact of precious metals inventory management. The $108,000 defined benefit pension expense component of cost of sales in FY01 was not materially different from the expense noted in FY00. The margin growth from operations was generated through increased sales of parts to automotive and telecommunications industry customers.

During FY01, sales of precious metal materials in the form of wire, strip and rod represented 30.2% of net sales, which is relatively consistent with the class of sales having represented 30.4% of sales during FY00. Material products generally have lower average gross margins due to the commodity nature of this product class, as compared with parts and components which involve more value-added engineering and production processes, and generally higher gross billing margins and operating expense absorption factors.

Selling, General and Administrative Expenses

Selling general and administrative expenses of $6,078,000 during FY01 represents a decrease of 10.8% from the amounts incurred in the prior year. Nonrecurring due diligence costs in FY00 relating to Moscow Broadband's investment in ComCor-TV and reduced corporate-level personnel costs accounted for most of the decline. JM Ney's selling, general and administrative costs declined by $88,000 or approximately 2.0%, from the prior year.

Research and Development

Research and development expenses increased by 6.6% to $2,348,000, or 6.0% of net sales. This compares to costs of $2,203,000 or 7.6% of net sales, incurred during FY00. Normal increases in personnel costs contributed to most of the dollar increase, while the percentage decline is due to increased sales from the pass-through impact of palladium price increases and from increased sales volume.

Restructuring Costs

In February 2001, JM Ney announced a restructuring which involved a reduction of 33 employees from its workforce. The estimated cost of this restructuring, which is primarily comprised of the payment of severance and benefits, totaled $256,000, of which $134,000 was paid prior to February 28, 2001. The remaining costs are expected to be paid by the end of the second quarter of FY02.

Interest Expense

Interest expense during FY01 totaled $1,971,000 which is a 14.3% increase from the interest expense of $1,725,000 reported for FY00. Of the total increase, $221,000 relates to higher costs at JM Ney from increased borrowing and the effects of higher palladium prices and lease rates, all of which were incurred in the first six months of the fiscal year. At February 28, 2001, JM Ney had no outstanding precious metals borrowing and had reduced its cash borrowing under its revolving credit agreement to $1,500,000. Corporate level interest expense increased due to additional borrowing to fund the Company's investment in Moscow Broadband and to meet working capital needs. Annual principal payments of the Company's 10 1/2% convertible notes caused a reduction in interest expense that partially offset these other increases.

Equity in Losses of Moscow Broadband

FY01 represented the first year that the activities of Moscow Broadband (formerly known as Treglos Investments, Ltd.) through its 50% investment in ComCor-TV resulted in the recording of the Company's equity in Moscow Broadband's losses. Such losses were incurred due to the losses of its first year of operations of ComCor-TV, and to the additional due diligence and on-going administrative support expenses incurred at the Moscow Broadband level.

Income Taxes

An income tax benefit of $281,000 was recorded for FY01 which represents an effective tax rate of 14.8%, as compared to a 38.8% effective tax rate benefit recorded in the prior year. For the year the Company did not record tax benefits relating to its equity in the losses of Moscow Broadband due to uncertainties about their realization for income tax reporting purposes.

Preferred Dividends

Preferred dividends for FY01 totaled $304,000, as compared to $362,000 for FY00, as a result of fewer outstanding preferred shares due to conversions into the Company's common stock during FY00 and FY01.

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

During FY00, JM Ney's sales of $28,844,000 represent an increase of $2,006,000 over the sales levels reached in FY99. Such sales increase primarily reflected the pass-through effect of increased selling prices for products containing palladium as a result of higher market prices for this particular precious metal. During FY00, the average market value for palladium was approximately $392 per troy ounce, compared to approximately $302 per troy ounce during FY99. During each of the last three years, the market price for palladium has been both volatile and generally increasing. During FY00, the products sold by JM Ney contained approximately 19,600 troy ounces of palladium as compared to approximately 22,300 ounces shipped in products for FY99.

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

Activities which comprise Investment Income (Loss) and Other Income produced a net gain of $1,467,000 during FY00, as compared to a net loss of $3,238,000 which was incurred during FY99, as follows (in thousands):

	FY00	FY99
Net loss from domestic investment portfolio	$ (605)	$ (725)
Net gain (loss) from Russian and Eastern European portfolio	680	(2,213)
Realized gain (write-down) of long-term Russian investments	195	(1,609)
Interest and dividends	277	349
Rental income	376	482
Ultrasonic royalty revenue	42	60
Other, net	502	418
	$1,467	$(3,238)

The domestic portfolio loss in FY00 is comprised of net realized losses of $610,000 from the Company's portfolio of savings bank stocks, and $5,000 of realized gains from JM Ney's purchase and sale of two securities. The sale of investments in a Polish-based bank, appreciation in the value of a portfolio of Ukrainian securities, and the increase in value of a Russian equity fund contributed to the gains in the Russian and Eastern European portfolio. The Company sold its investment in VSMPO, which resulted in the realization of a gain from the prior year's recorded value.

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

Cost of Sales

Cost of sales during FY00 totaled $21,181,000, or 73.4% of net sales, as compared to $18,255,000, or 68.0% of net sales in FY99. The decline in gross margins from 32.0% to 26.6% was the result of the previously noted higher palladium prices, which were passed through to customers in the form of higher selling prices without a commensurate margin markup. Gross margins from sales totaled $7,663,000, which is $920,000 less than the gross margins reported for the prior year. This decrease of $920,000 consisted of $1,237,000 of losses due to the combination of higher precious metal acquisition prices and increased pension costs compared to the prior year and an increase in margins from operations of $317,000.

Due to rapidly escalating palladium prices during the final few weeks and days of FY00, JM Ney's metals management strategies were re-focused with the aim of controlling cash flow, accordingly, cost of sales includes two components that management associates with metals management rather than operating performance, a LIFO gain of $1.4 million resulting from reductions in inventory quantities which were recorded at prices substantially less than the current prevailing prices as required by the LIFO method of accounting; and additional charges to cost of sales totaling $1.8 million consisting of managed changes in the LIFO reserve, higher current precious metal prices and expenses relating to the precious metals hedging program. In FY99, JM Ney recognized $349,000 of LIFO gains from a decrease in its palladium inventory levels. For FY00, JM Ney would have recognized a net gain of $952,000 from these activities, except that a net expense of approximately $1,356,000 was created during the during the last week of the fiscal year when 2,000 ounces of palladium consignment borrowings were paid down and 800 ounces of platinum were purchased, each by using the deferred payment metal loan feature of the revolving credit agreement JM Ney has with its primary lender. The value of such deferred payment obligations varies with the market price of the underlying metals on which the loan is based, and is reflected as a liability in the Consolidated Balance Sheet. These transactions lowered the amount of the LIFO gains that would have otherwise been recognized by approximately $522,000, and created an additional expense of $834,000 based upon the market price for the metals in relation to the standard price of the metals as of the beginning of the fiscal year. These transactions did not change JM Ney's net economic exposure to price fluctuations in these metals, so this increased expense is indirectly reflected within the increased LIFO reserve at February 29, 2000.

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

Income Taxes

An income tax benefit of $626,000 was recorded for FY00, which represents an effective tax rate of 38.8%, as compared to an income tax benefit of $1,484,000 for FY99, which represents an effective income tax benefit rate of 33.4%. The increase in the effective tax rate was primarily due to utilization of tax credits.

Preferred Dividends

During FY00, the Company incurred $362,000 of preferred dividends as compared to $385,000, which were incurred in the prior fiscal year. The decline was primarily due to conversions of preferred shares into common shares in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2001, consolidated cash and marketable securities totaled $1,313,000 which is a decrease of $1,467,000, or 52.8%, from February 29, 2000. During FY01, the Company sold substantially all its remaining short-term investment portfolio. These proceeds were used to reduce intercompany advances from JM Ney which had been incurred to make principal payments on its 10 1/2% subordinated debentures. Additionally, as part of an overall deleveraging of its balance sheet, JM Ney used cash to reduce its short-term borrowings. .

During FY01, JM Ney reduced its inventory by $1,405,000, primarily through the reduction of approximately 3,300 ounces of gold. In addition JM Ney reduced its use of palladium to enable it to eliminate the entire consignment balance of 9,167 ounces that had been outstanding at February 29, 2000. It also reduced short-term borrowings, including borrowings of 2,000 ounces of palladium which were structured as a liability as of February 29, 2000. As a result, JM Ney's interest bearing borrowings were reduced by $8,504,000 during FY01.

During FY01, the prices of certain precious metals that JM Ney utilizes in the manufacture of its products experienced significant volatility. Primarily as a result of an increase in the value of palladium from February 2000 to February 2001, JM Ney's last-in first-out (LIFO) reserve with respect to its precious metals inventory increased by $1,826,000, from $4,938,000 to $6,764,000. This method of accounting allows JM Ney to maintain the net recorded value of these inventories at their historical values for both financial reporting and income tax reporting purposes.

At February 28, 2001, JM Ney was not in compliance with one of the covenants of its $7.5 million subordinated note payable. The bank waived the event of noncompliance as of that date and modified the same financial covenant for the following three fiscal quarters which the Company expects to meet. Under the terms of this agreement and the revolving credit agreement with the same commercial bank, JM Ney is restricted from making payments to the Company except as defined. The defined payments are primarily subject to JM Ney's meeting certain financial performance measurements. At February 28, 2001, approximately $1,182,000 of intercompany accrued liabilities were restricted from being made under such provisions of the loan agreements. At February 28, 2001, JM Ney's working capital was approximately $7,553,000 or 88.4% of consolidated net current assets, and its net worth, net of liabilities to the Company, including a $4 million subordinated note payable, totaled $6,122,000, or 45.3% of the Company's consolidated total shareholders' equity.

The Company is dependent upon allowed payments from JM Ney, which in FY01 totaled $411,000, net of restrictions, to meet its debt service, preferred dividend obligations and on-going operating expenses. Going forward, the Company expects that it will meet these requirements through at least March 2002 from future payments from JM Ney, from the receipt of additional royalties under terms of the sale of its former Ultrasonic Segment, rental income and proceeds of liquidations of existing investments, although there can be no assurance that such sources of cash will be sufficient. In April 2000, the Company repaid $200,000 of borrowings from its President, who also agreed to extend the maturity of a $1,000,000 note from August 2001 to April 2002.

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. SFAS No. 133 is effective for the Company for the year ending February 28, 2002. The Company adopted SFAS No. 133 on March 1, 2001 and expects to record a cumulative transition adjustment loss of $47,000.

Forward-looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for fiscal 2002 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to (i) economic and political developments in Russia and Eastern Europe; (ii) the ability of ComCor-TV to successfully implement its business plans, including the build-out of the network to access cable TV and Internet subscribers, and its ability to sign up such subscribers at or near planned levels, (iii) Moscow Broadband's ability to attract additional capital to further its investment in ComCor-TV, (iv) changes in technology that would affect JM Ney's products, or affect the value of the ultrasonic cleaning technology on which contingent consideration is based; (v) acceptance of new product developments and (vi) the price and volatility of precious metals. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK.

The Company and JM Ney are exposed to market risk from changes in certain commodity prices, primarily those of precious metals, from changes in interest rates, and from factors that affect equity investments in Russia and the Ukraine.

Foreign Investment Risk

The Company has one Ukraine based common stock investment with a net reported value at February 28, 2001 of $40,000 and a longer-term indirect investment in ComCor-TV, a Russian cable television and Internet company, through its investment in Moscow Broadband, with a reported value of $3,354,000. In addition, JM Ney has an investment in a bond fund with a reported value of $56,000. The realizable value of the trading investments is subject to currency fluctuations, illiquid markets and political risks. The Company has no derivative financial instruments to hedge the risks associated with these investments.

The Company's investment in Moscow Broadband is also at risk based upon Moscow Broadband's ability to raise sufficient equity capital at appropriate values to enable it to provide ComCor-TV additional equity capital in order for Moscow Broadband to maintain its 50% equity share in ComCor-TV. Additionally, the degree of success of ComCor-TV to add sufficient subscribers for its cable television and Internet access services at adequate rates, and for ComCor-TV to obtain sufficient equity and debt financing to fund its infrastructure build out and near term projected operating losses, will also significantly affect the value of the Company's investment in Moscow Broadband.

Commodity Price Risk

JM Ney utilizes significant amounts of precious metals in the products it manufactures and sells. Significant increases in the market value of these metals, palladium, gold and platinum, in particular, may affect the demand for its products. JM Ney generally adjusts the selling prices of its products if market prices change significantly, or it utilizes derivative instruments for fixed price sales commitments. Accordingly, while a change in precious metals prices may affect cost of sales, such impact is generally met with an approximately equivalent change in sales, so that the impact on earnings is minimal or not present. Significant fluctuations and volatility in precious metal price creates risk that purchases of precious metals may not be efficiently coordinated with sales. While JM Ney believes it has the programs in place to limit this risk, there can be no assurance that volatility in price does not result in unintended profits or losses. Also, while increases or decreases in precious metal prices affect the economic value of JM Ney's inventory, such changes are generally reflected through a corresponding change in the LIFO reserve and do not affect the net reported value of its inventory. The economic exposures to changing precious metals prices of JM Ney's inventory are generally not hedged.

Changes in the prices of commodities being borrowed under consignment lease or deferred payment borrowing arrangements can significantly affect JM Ney's cost of sales and its interest costs, as interest on these arrangements is charged based upon the market value of the underlying metal and the lease rate for that metal. Lease rates for palladium have fluctuated significantly in each of the last three fiscal years. At February 28, 2001, there were no outstanding precious metals leases or deferred payment borrowings of precious metals.

Interest Rate Risk

JM Ney has a revolving line of credit which bears interest at floating rates as described in Note 9 to the Company's consolidated financial statements. Neither the Company nor JM Ney hedges its interest rate risk. Based upon JM Ney's year-end balances, a 1% change in interest rates would affect its interest cost of its short-term cash borrowings by approximately $15,000.

During FY01 the leasing rates and market prices for palladium fluctuated significantly due to the volatility in the market price for palladium, leasing costs ranged from a high of 21.25% per annum to a low of 5.0%, with an unweighted average of approximately 9.2%. Market prices for palladium contracts ranged from $571 per troy ounce to $1,042 per troy ounce. At February 28, 2001, JM Ney had no precious metal borrowings under consignment or deferred pricing contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANDERSEN GROUP, INC.

Consolidated Balance Sheets

February 28, 2001 and February 29, 2000

(in thousands, except share data)
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$ 1,217	$ 1,854
Marketable securities	96	926
Accounts and other receivables, less allowance for doubtful accounts of $77 in 2001 and $111 in 2000	5,475	4,657
Inventories	6,614	8,019
Prepaid expenses and other current assets	767	468
Total current assets	14,169	15,924
Property, plant and equipment, net	9,345	10,148
Prepaid pension expense	4,809	4,917
Investment in Moscow Broadband Communication Ltd.	3,354	4,084
Other assets	1,399	2,045
	$33,076	$37,118
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$ 734	$ 521
Short-term borrowings	1,500	3,054
Accounts payable	833	1,015
Accrued liabilities	1,861	1,674
Deferred income taxes	877	456
Total current liabilities	5,805	6,720
Long-term debt, less current maturities	2,654	3,190
Note payable to officer, net of unamortized discount	971	933
Subordinated note payable, net of unamortized discount	7,388	7,358
Other long-term obligations	1,895	1,973
Deferred income taxes	915	1,682
Total liabilities	19,628	21,856
Commitments and contingencies (See Notes 18 and 22)
Stockholders' equity:
Cumulative convertible preferred stock, no par value; authorized 800,000 shares, outstanding 201,201 shares in 2001, and 216,864 shares in 2000, liquidation preference $18.75 per share	3,742	4,033
Common stock, $.01 par value; authorized 6,000,000 shares, issued 2,065,811 shares in 2001, and 2,035,364 shares in 2000	21	20
Treasury stock, at cost, 28,002 shares in 2000	-	(276)
Additional paid-in capital	6,315	6,141
Accumulated other comprehensive loss	(47)	-
Retained earnings	3,417	5,344
Total stockholders' equity	13,448	15,262
	$33,076	$37,118

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.

Consolidated Statements of Operations

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

(in thousands, except per share data)

2001 2000 1999
Revenues:
Net sales	$39,462	$28,844	$26,838
Investment income (loss) and other income	696	1,467	(3,238)
	40,158	30,311	23,600
Costs and expenses:
Cost of sales	30,679	21,181	18,255
Selling, general and administrative	6,078	6,815	6,170
Research and development	2,348	2,203	1,888
Restructuring costs	256	-	-
Interest expense	1,971	1,725	1,735
	41,332	31,924	28,048
Loss from continuing operations before equity in losses of unconsolidated subsidiary and income taxes	(1,174)	(1,613)	(4,448)
Equity in losses of Moscow Broadband Communication Ltd.	(730)	-	-
Loss from continuing operations before income taxes	(1,904)	(1,613)	(4,448)
Income tax benefit	(281)	(626)	(1,484)
Loss from continuing operations	(1,623)	(987)	(2,964)
Loss on sale of discontinued Ultrasonics segment, net of income tax benefit of $71	-	-	(116)
Net loss	(1,623)	(987)	(3,080)
Preferred dividends	(304)	(362)	(385)
Loss applicable to common shareholders	$(1,927)	$(1,349)	$(3,465)
Loss per common share:
BASIC
Continuing operations	$(0.94)	$ (0.70)	$ (1.74)
Loss on sale of discontinued segment	-	-	(.06)
Loss per common share, basic	$(0.94)	$ (0.70)	$ (1.80)
DILUTED
Continuing operations	$(0.94)	$ (0.70)	$ (1.74)
Loss on sale of discontinued segment	-	-	(.06)
Loss per common share, diluted	$(0.94)	$ (0.70)	$ (1.80)

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.

Consolidated Statements of Changes in Stockholders' Equity

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

(in thousands, except share data)

	2001 2000 1999
	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount
Preferred Stock Beginning balance	216,864	$4,033	256,416	$4,769	256,416	$ 4,769
Shares tendered for conversion to common stock	(15,663)	(291)	(39,552)	(736)	-	-
	201,201	$3,742	216,864	$4,033	256,416	$ 4,769
Common Stock
Beginning balance	2,035,364	$ 20	1,958,478	$20	1,958,478	$ 2,103
Shares issued from conversion of preferred stock	30,447	1	76,886	-	-	-
Adjustment to reflect redomestication and new par value for common shares	-	-	-	-	-	(2,083)
	2,065,811	$ 21	2,035,364	$20	1,958,478	$ 20
Additional Paid-in Capital
Beginning balance		$6,141		$5,339		$ 3,248
Adjustment to reflect redomestication and new par value for common shares		-		-		2,083
Conversion of preferred stock		290		736		-
Conversion of 10 1/2% notes		-		12		-
Value of warrants issued		18		67		-
Net (loss) gain on sales of treasury shares, issuance of stock options and subsidiary transactions		(134)		(13)		8
		$6,315		$6,141		$ 5,339
Retained Earnings
Beginning balance		$5,344		$6,693		$10,158
Net loss		(1,623)		(987)		(3,080)
Preferred stock dividends		(304)		(362)		(385)
		$3,417		$5,344		$ 6,693
Receivable from Officer
Beginning balance		$ -		$(250)		-
Receivable pursuant to officer's purchase of common stock		-		-		$ (250)
Repayment in cash		-		50		-
Repayment in common stock		-		200		-
		$ -		$ -		$ (250)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		$ -		-		-
Unrealized losses on precious metals hedging, net of income tax benefit of $27		(47)		-		-
		$(47)		-		-

Treasury Stock
Beginning balance	28,002	$(276)	30,549	$(142)	21,800	$ (82)
Shares sold	(28,002)	276	(12,393)	62	(20,772)	78
Shares issued from conversion of notes		-	(988)	4	-	-
Shares issued to officer		-	-	-	(62,500)	250
Shares tendered to repay loan		-	10,834	(200)	-	-
Shares purchased		-	-	-	92,021	(388)
	-	$ -	28,002	$(276)	30,549	$ (142)
Total stockholders' equity		$13,448		$15,262		$16,429

Other Comprehensive Loss
Loss applicable to common shareholders		$(1,927)		$(1,349)		$(3,465)
Other comprehensive loss		(47)		-		-
Total comprehensive loss		$(1,974)		$(1,349)		$(3,465)

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.

Consolidated Statements of Cash Flows

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

(in thousands)

	2001	2000	1999
Cash flows from operating activities:
Net loss	$(1,623)	$(987)	$(3,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of Moscow Broadband Communication Ltd.	730	-	-
Depreciation, amortization and interest accretion	1,589	1,466	1,434
Deferred income taxes	(346)	(633)	(1,076)
Loss on sale of Ultrasonics segment	-	-	116
(Gains) losses from securities and investments	(172)	(270)	4,547
Purchases of securities	-	(196)	(1,836)
Proceeds from sales of marketable securities	1,002	5,359	1,885
Pension expense (income)	108	116	(368)
Loss (gain) on disposal of property, plant and equipment	31	-	(25)

Changes in operating assets and liabilities:
Accounts and other receivables	(818)	(559)	(228)
Inventories	1,405	(198)	255
Prepaid expenses and other assets	(67)	(456)	57
Accounts payable	(182)	356	(292)
Accrued liabilities and other long-term obligations	106	169	(1,273)
Net cash provided by operating activities	1,763	4,167	116
Cash flows from investing activities:
Proceeds from sale of Ultrasonics segment	-	-	2,800
Proceeds from sale of property, plant and equipment	-	-	223
Purchase of property, plant and equipment	(358)	(2,138)	(1,702)
Investment in Moscow Broadband Communication Ltd.	-	(4,000)	-
Proceeds from sale of investments	-	317	-
Net cash (used in) provided by investing activities	(358)	(5,821)	1,321
Cash flows from financing activities:
Principal payments on long-term debt	(523)	(445)	(882)
Proceeds from issuance of secured note to officer	200	1,000	-
(Payment) proceeds of short-term borrowings, net	(1,554)	698	173
Stock options exercised	50	10	50
Treasury shares sold (purchased), net	92	39	(352)
Officer loan repaid	-	50	-
Preferred dividends paid	(307)	(385)	(401)
Net cash (used in) provided by financing activities	(2,042)	967	(1,412)
Net (decrease) increase in cash and cash equivalents	(637)	(687)	25
Cash and cash equivalents, beginning of year	1,854	2,541	2,516
Cash and cash equivalents, end of year	$ 1,217	$ 1,854	$ 2,541

The accompanying notes are an integral part of these consolidated financial statements.

Andersen Group, Inc.

Notes to Consolidated Financial Statements

Years ended February 28, 2001, February 29, 2000, and February 28, 1999

(1) Nature of Business

Andersen Group, Inc. (the Company) is a diversified holding company which invests in both marketable and other securities of domestic and foreign-based companies. It also owns a consolidated subsidiary, The J.M. Ney Company (JM Ney), which manufactures electronic connectors, components and precious metal materials for sale to the automotive, telecommunications, defense, semiconductor, and medical and dental markets.

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

Marketable Securities

The Company's marketable securities are carried as trading securities at market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Any changes in the valuation of the portfolio are reflected in the accompanying Consolidated Statements of Operations as investment income or losses.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for precious metals and at standard costs which approximate the first-in, first-out (FIFO), and average cost methods for the balance of the inventories.

Property, Plant and Equipment

Property, plant and equipment, including those obtained under capital leases, are stated at cost and depreciated using the straight-line method over the estimated useful life of the respective assets, as follows:

Buildings and improvements	10-30 years
Machinery and equipment	5-10 years
Furniture and fixtures	3-10 years

When fixed assets are sold or retired the cost and accumulated depreciation are eliminated and the resulting gains or losses are reflected in income.

Investment in Moscow Broadband Communication Limited

The Company has a 25% ownership interest in ABC Moscow Broadband Communication Limited (Moscow Broadband), a Cyprus based limited liability company formerly known as Treglos Investments Limited. This investment is recorded using the equity method of accounting, initially using its cost basis, which was adjusted for an other than temporary decline in the investment in FY99, as more fully explained in Note 7. Moscow Broadband has a December 31 year end, and as a result, the Company's equity in Moscow Broadband's results is reported on a two month lag.

Tooling Costs

The Company capitalizes costs related to certain tooling items in accordance with EITF 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." The tooling, which amounted to approximately $268,000 as of February 28, 2001, is amortized based on the units-of-production method.

Debt Discounts

Unamortized discounts on subordinated notes payable and notes payable to officer are being amortized over the term of the notes using the effective interest method.

Revenue

Sales are recognized when title passes to the customer, which is generally when the products are shipped, the price is fixed and determinable, and collectibility is reasonably assured. Investment income (loss) and other income is recognized when earned and based on changes in the fair value of marketable securities and realized gains and losses.

Income Taxes

Income taxes are determined using the asset and liability approach. This method gives consideration to the future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates.

Earnings Per Share

In accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities. See Note 14 for additional information and a reconciliation of the basic and diluted earnings per share computations.

Derivative Transactions

The Company has entered into precious metal forward and futures contracts as hedges against precious metal fluctuations for firm price deliveries within 30 to 90 days. These contracts limit the Company's exposure to both favorable and unfavorable precious metals price fluctuations. The Company has qualified for hedge accounting based on criteria set forth in SFAS No. 80, "Accounting for Futures Contracts" and has assessed hedge effectiveness based on the probability that the results of the futures contract will substantially offset the effects of the anticipated transaction.

Financial Statement Presentation

Certain reclassifications have been made to the prior years' financial statements in order to conform with the current year presentation.

(3) Marketable Securities

Marketable securities consist of the following (in thousands):

	February 28, 2001	February 29, 2000
FM Emerging Russia Fund	$ -	$825
Portfolio of Ukraine stocks	50	239
Renaissance Russia Bond Fund	56	75
Valuation reserve - foreign investments	(10)	(213)
	$96	$926

(4) Inventories

Inventories consist of the following (in thousands):

	February 28, 2001	February 29, 2000
Raw materials	$ 1,615	$ 2,999
Work in process	5,349	3,929
Finished goods	6,414	6,029
	13,378	12,957
LIFO Reserve	(6,764)	(4,938)
	$ 6,614	$ 8,019

At February 28, 2001 and February 29, 2000, inventories valued at LIFO cost comprised 57% and 67% of total inventories, respectively. At February 28, 2001, inventories valued at LIFO consisted of 6,054 troy ounces of gold, 7,150 troy ounces of silver, 2,110 troy ounces of platinum and 8,674 troy ounces of palladium. At February 29, 2000, inventories valued at LIFO consisted of 9,431 troy ounces of gold, 10,197 troy ounces of silver, 3,105 troy ounces of platinum and 8,687 troy ounces of palladium. Such quantities of precious metals exclude precious metals held by JM Ney subject to leasing arrangements with JM Ney's primary bank. During FY01 and FY00, JM Ney recognized LIFO (losses) gains of approximately ($75,000) and $1,400,000, respectively, from decreases in certain precious metal LIFO layers.

  Discontinued Operations

Effective February 28, 1998, the Company sold the net assets of Ney Ultrasonics Inc. for which it recorded a gain of $97,000, net of income taxes based on the estimated proceeds of the sale. During FY99, the Company and the purchaser of the business reached a settlement agreement to resolve disputes relating to the final determination of the purchase price. This settlement, net of expenses incurred in excess of previous accruals, resulted in the recording of a loss of $116,000 in FY99 net of related tax benefits. The Company also earns royalties on technology transferred as part of the sale which is contingent on the sales of products. During FY01, FY00 and FY99, the Company recognized royalty revenue of approximately $95,000, $42,000 and $60,000, respectively.

(6) Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	February 28, 2001	February 29, 2000
Land and improvements	$ 550	$ 550
Buildings and improvements	10,348	10,229
Machinery and equipment	12,125	13,245
Furniture and fixtures	771	888
	23,794	24,912
Less accumulated depreciation and amortization	14,449	14,764
	$ 9,345	$10,148

Depreciation and amortization expense was $1,439,000, $1,380,000, and $1,350,000 in FY01, FY00, and FY99, respectively.

At each of February 28, 2001 and February 29, 2000, property, plant and equipment includes $539,000, respectively of machinery and equipment acquired under capital leases, which expire through FY03, with related accumulated amortization of $334,000 and $257,000, respectively.

(7) Investment in Moscow Broadband Communication Limited

In FY96 the Company invested in Moscow Broadband and from 1996 through January 2000 Moscow Broadband's primary asset was a 6% investment in the Institute for Automated Systems (IAS), a Moscow-based telecommunications company. During FY99, the Company recorded a $751,000 impairment loss of its investment to reflect an other than temporary decline in its value relating to the financial crisis in Russia at that time, reducing the reported value of its investment in Moscow Broadband to $84,000. In February 2000 Moscow Broadband completed a private placement of its common stock and raised approximately $18,000,000. The Company invested $4,000,000 in this private placement and received an additional $500,000 of common stock in return for expenses it incurred on behalf of Moscow Broadband since inception. At February 28, 2001, the Company has a 25% ownership interest in Moscow Broadband.

On January 31, 2000, Moscow Broadband entered into an agreement ("Joint Venture Agreement") with Moscow Telecommunications Corporation ("COMCOR") under which COMCOR and Moscow Broadband would fund the operations of ZAO ComCor-TV ("ComCor-TV") and maintain joint and equal control over ComCor-TV. ComCor-TV is developing a network to deliver cable television, high speed data transmission and Internet access, and IP telephony to up to 1,500,000 homes and businesses throughout the Moscow region. On April 24, 2000, pursuant to the Joint Venture Agreement, Moscow Broadband contributed $8,500,000 in cash, 10,722 shares of IAS, and agreed to contribute an additional $500,000 in cash during the year ending December 31, 2000. In return Moscow Broadband received a 50% ownership in ComCor-TV. Moscow Broadband accounts for its investment in ComCor-TV using the equity method of accounting. Moscow Broadband and COMCOR have each agreed to make additional contributions of approximately $20,000,000 to ComCor-TV, subject to ComCor-TV substantially adhering to the terms and condition of the Joint Venture Agreement.

The following presents summarized financial information for Moscow Broadband as of, and for the year ended December 31, 2000 (in thousands):

Balance Sheet Data
Current assets	$ 7,837
Noncurrent assets	7,373
Total assets	$15,210

Accounts payable and accrued liabilities	$ 269
Capital stock subscribed	550
Shareholders' equity	14,391
$15,210

Statement of Operations Data
Net loss before equity in losses of ComCor-TV	$(1,104)
Equity in losses of ComCor-TV	(1,814)
Net loss	$(2,918)

Moscow Broadband has a December 31 year end and as a result, the Company's equity in Moscow Broadband's results is reported on a two month lag. For the two month periods ended February 28, 2001 and February 29, 2000 Moscow Broadband's net loss was $516,000 (unaudited) and $423,000 (unaudited), respectively.

At February 28, 2001, the reported value of the Company's investment in Moscow Broadband was $3,354,000 and the Company's 25% equity in the net assets of Moscow Broadband as of December 31, 2000 was approximately $3,735,000. The $381,000 difference is attributed to a non-depreciable asset that has been transferred to ComCor-TV and will not result in the Company accreting the difference into its consolidated results of operations.

(8) Investment in VSMPO

During FY98, the Company invested approximately $1,225,000 in the common stock of AVISMA, a Russian titanium producer which was subsequently merged into VSMPO, a Russian titanium processing company. During FY99, this investment was written down to reflect an other than temporary impairment in its value. During FY00, the Company received net proceeds of approximately $317,000 from the sale of the investment and recorded a gain of $195,000 on the adjusted carrying value.

(9) Short-term Borrowings

JM Ney has an $8.0 million revolving credit and deferred payment sales agreement with a commercial bank which is secured by substantially all of JM Ney's assets. At February 28, 2001, JM Ney had unused availability under this line of $6,114,000. At JM Ney's election, interest is charged at the bank's prime rate, which was 8.5% and 8.75% at February 28, 2001 and February 29, 2000, respectively, at LIBOR plus 1.75% if the borrowing is fixed for a period of time, or at 1.75% over the bank's precious metals leasing rate if the borrowing is represented by deferred payment purchases of precious metals. A fee of 0.25% is charged on the unused balance of the facility. This agreement expires in December 2002 and includes restrictive covenants that limit the amount of dividends and other cash distributions from JM Ney to the Company. The agreement also contains certain financial covenants including a requirement for JM Ney to maintain a specified amount of stockholder's equity.

(10) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	February 28, 2001	February 29, 2000
Employee compensation	$678	$ 447
Accrued preferred dividends	75	77
Income taxes	211	80
Accrued interest	260	336
Deferred hedging gains	57	10
Restructuring costs	122	-
Other	458	724
	$1,861	$1,674

(11) Long-term Debt and Subordinated Notes Payable

Long-term debt and subordinated notes payable consist of the following (in thousands):

	February 28, 2001	February 29, 2000
Convertible subordinated debentures, due October 2007; interest at 10.5% payable semi-annually; annual principal payments through maturity, unsecured	$3,018	$3,435
Subordinated note payable of JM Ney due December 2004; secured by a lien on JM Ney's assets; interest at 10.26% payable quarterly	7,500	7,500
Notes payable to officer, $1,000,000 due April 2002 and $200,000 due August 2001; interest at 8.5% payable quarterly, secured by a lien on real estate	1,200	1,000
Other	170	276
	11,888	12,211
Less unamortized discounts on notes payable	141	209
	11,747	12,002
Less current maturities	734	521
	$11,013	$11,481

The terms of the 2007 convertible subordinated debentures call for the annual redemption of approximately $431,000 of principal. The debentures are convertible into common stock of the Company at any time prior to maturity at $16.17 per share, subject to adjustment under certain conditions. At February 28, 2001, 186,642 shares of common stock were reserved for conversion.

At February 28, 2001, JM Ney was not in compliance with one of the financial covenants of the subordinated note payable. The bank waived the event of noncompliance and modified the same financial covenant for the following three fiscal quarters. In connection with the issuance of the subordinated note payable in FY96, JM Ney issued warrants to the lender to acquire 34,000 shares of its common stock at an exercise price of $1.00 per share, and warrants to acquire 6,000 shares at an exercise price of $10.00 per share. These warrants are exercisable at any time until December 2007, or six months after an initial public offering. The estimated fair value of these warrants of $205,000 has been recorded as a discount to the face amount of the note which is being amortized over the life of the note. The lender has an option to put these warrants back to JM Ney at the earlier of December 2002, or the date of an initial public offering of JM Ney's common stock on terms as defined in the agreement.

During FY00 the President and Chief Executive Officer loaned the Company $1,000,000 for the purpose of increasing the Company's investment in Moscow Broadband. The loan bears interest at the annual rate of 8.5 % to be paid quarterly, and is secured by a lien on the Company's real estate. The original maturity of the loan has been extended from August 2001 to April 2002. In connection with the loan the Company issued the officer warrants to acquire 18,706 shares of the Company's common stock at an exercise price of $16.04 per share. Such warrants are exercisable through February 2003. The estimated fair value of these warrants of $68,000 was recorded as a discount to the face amount of the loan , and is being amortized over the life of the loan. During FY01 the President and Chief Executive Officer loaned the Company $200,000. The loan bears interest at the annual rate of 8.5% to be paid quarterly, matures in August 2001, and is secured by a lien on the Company's real estate. In connection with the loan the Company issued the officer warrants to acquire 5,393 shares of the Company's common stock at an exercise price of $11.13 per share. Such warrants are exercisable through April 2003. The estimated fair value of these warrants of $18,000 was recorded as a discount to the face amount of the loan, and is being amortized over the life of the loan. During FY01, the Company paid the officer approximately $101,000 of interest pursuant to these notes.

Non-cash interest expense from the amortization of discounts and deferred financing costs totaled $150,000, $86,000 and $84,000 during FY01, FY00 and FY99, respectively.

Maturities of long-term debt for each of the next five fiscal years and thereafter are as follows as of February 28, 2001 (in thousands):

2002	$ 734
2003	1,449
2004	440
2005	7,940
2006	441
Thereafter	884
$ 11,888

(12) Income Taxes

For FY01, FY00 and FY99, income tax (benefit) expense consists of the following (in thousands):

	2001	2000	1999
Current Federal	$ 5	$ (141)	$ (377)
Current State	60	148	(102)
Deferred Federal	(237)	(563)	(977)
Deferred State	(109)	(70)	(99)
	$(281)	$ (626)	$ (1,555)

The difference between the actual income tax benefit and the income tax benefit computed by applying the statutory Federal income tax rate of 34% to income (loss) before income taxes is attributable to the following (in thousands):

	2001	2000	1999
Income tax (benefit)	$(647)	$(549)	$(1,576)
State income taxes, net of Federal impact	(32)	51	(132)
Tax credits	-	(355)	-
Valuation allowance	402	267	-
Other	(4)	(40)	153
	$(281)	$(626)	$(1,555)

The principal components of the net deferred tax asset (liability) are as follows (in thousands):

	February 28, 2001	February 29, 2000
Deferred tax liabilities:
Fixed asset basis differences	$ (769)	$(1,224)
Inventory	(1,092)	(1,634)
Pension	(1,757)	(1,895)
Total deferred tax liabilities	(3,618)	(4,753)
Deferred tax assets:
Post-retirement benefits other than pensions	269	395
Unrealized losses on marketable securities, net	275	384
Equity in losses of Moscow Broadband	281
Allowance for uncollectible receivables	57	42
Accrued vacation	96	93
Federal and State credit carry-forwards	443	940
Federal and State net operating loss carry- forwards	801	755
Capital loss carry forwards	85	-
Valuation allowance	(669)	(267)
Other	188	273
Total deferred tax assets	1,826	2,615
Net deferred tax liabilities	$(1,792)	$(2,138)

At February 28, 2001, the Company had $443,000 of Federal credit carry-forwards, $406,000 of which were attributable to the alternative minimum tax that have no expiration date. The remaining general business credits, totaling $37,000 expire from 2002 through 2005. A valuation allowance of $669,000 has been established at February 28, 2001 against the general business credits, capital losses, equity in losses of Moscow Broadband, and unrealized losses on marketable securities to the extent it is more likely than not that these items will not be realized. The Company has $2,018,000 of Federal net operating loss carry forwards which expire in the fiscal years ending February, 2020 and February 2021.

  Series A Cumulative Convertible Preferred Stock

  The Company's Series A Cumulative Convertible Preferred Stock (Preferred Stock), has an annual dividend rate of $1.50 per share, that is paid quarterly. The Preferred Stock is convertible into the Company's common stock at any time at a rate of 1.944 shares of common stock for each share of Preferred Stock, subject to certain adjustments. At February 28, 2001, 391,135 shares of common stock have been reserved for conversion.

  During FY01 and FY00, 15,663 and 39,552 shares of the Preferred Stock were converted into 30,447 and 76,886 shares, respectively, of the Company's common stock.

  Holders of the convertible preferred stock have no voting rights, except as required by applicable law and except when among other things, accrued and unpaid dividends on the convertible preferred stock are equal to or exceed the equivalent of six quarterly dividends payable on the convertible preferred stock such holders will be entitled to elect one director to the Company's board of directors until the dividend arrearage has been paid or amounts have been set apart for such payment. The convertible preferred stock is senior to the common stock with respect to dividends and liquidation events.

  Loss Per Share

The computation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	2001	2000	1999
Numerator for basic and diluted earnings per share:
Loss applicable to common shareholders	$(1,927)	$(1,349)	$(3,465)
Denominator for basic earnings per share: Weighted average shares	2,048	1,932	1,928
Effect of dilutive securities - stock options	-	-	-
Denominator for diluted earnings per share	2,048	1,932	1,928
Basic loss per share	$(0.94)	$(0.70)	$ (1.80)
Diluted loss per share	$(0.94)	$(0.70)	$ (1.80)

For FY01, FY00 and FY99, the net addition of 28,078, 16,777 and 12,835 common share equivalents, respectively, from the assumed exercise of stock options using the treasury method have been excluded, because of their antidilutive effects .

For each of FY01, FY00 and FY99, the effects of the conversion of the Preferred Stock and the 10 1/2% Convertible Subordinated Debentures have been excluded because the impacts of such conversions would have been antidilutive.

(15) Stock Option Plans

The Company's and JM Ney's incentive stock option plans provide for option grants to directors and key employees at prices equal to at least 100% of the stock's fair market value at date of grant. Options generally vest over three years and have a maximum term of ten years. All options granted during FY01 and FY99 had an exercise price equal to the fair market value as of the date of grant. The per share weighted average fair value of stock options granted during FY01 and FY99 under the AGI plan was $8.18 and $3.44, respectively, using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, expected life of five to seven years, and expected volatility of 80% and 33%, respectively.

Grants of options in FY01 and FY99 under the JM Ney plan had a fair value of $7.61 and $9.43 per share, respectively, based upon an expected dividend yield of 0% risk-free interest rate of 6%, expected life of five years, and expected volatility of 33%.

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans, including the JM Ney plan, been determined based on the fair value on the grant date for awards during FY01, FY00 and FY99 consistent with the provisions of SFAS No. 123, the Company's net loss applicable to common shares, and loss per share would have adjusted to the pro forma amounts indicated below (amounts in thousands, except per share data):

	2001	2000	1999
Loss applicable to common shareholders:
As reported	$(1,927)	$(1,349)	$(3,465)
Pro forma	$(1,966)	$(1,521)	$(3,695)
(Loss) per share - diluted:
As reported	$ (0.94)	$ (0.70)	$ (1.80)
Pro forma	$ (0.96)	$ (0.79)	$ (1.92)

The Company has reserved 102,700 shares of common stock for the exercise of stock options. At February 28, 2001, the Company's plan had expired, and accordingly, no future options can be granted under the Plan. JM Ney has reserved 119,250 shares of its common stock for the exercise of stock options, of which 12,200 were available for issuance at February 28, 2001.

Activity under the Company's plan, which excludes JM Ney's plan, was as follows:

	Number	Weighted Average	Range of
Outstanding Options	Of Shares	Exercise Price	Exercise Prices
Balance at February 28, 1998 Granted Exercised Canceled	79,200 37,000 (10,700) (11,500)	$5.02 $6.30 $4.54 $6.76	$3.81 - $8.38 $6.25 - $6.44 $3.81 - $5.38 $3.81 - $7.50
Balance at February 28, 1999	94,000	$5.31	$3.81 - $8.38
Exercised	(2,600)	$3.81	$3.81
Canceled	(10,700)	$6.27	$3.81 - $6.44
Balance as of February 29, 2000	80,700	$5.23	$3.81 - $8.38
Granted	40,000	$12.00	$10.50-$13.50
Exercised	(18,000)	$4.08	$3.81 - $6.25
Balance as of February 28, 2001	102,700	$8.06	$3.81 - $13.50

At February 28, 2001, the range of exercise prices and the weighted average remaining contractual life of the options was as follows:

Options Outstanding Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$10.50-$13.50	40,000	$12.00	9.3 years	--	--
$8.38	6,000	$8.38	0.3 years	6,000	$8.38
$6.13 - $6.44	34,000	$6.22	6.0 years	34,000	$6.22
$3.81	22,700	$3.81	5.1 years	22,700	$3.81
	102,700	$8.06	6.7 years	62,700	$5.55

Also, during FY01 and FY99, options to purchase 2,000 and 4,250 shares of JM Ney, at average exercise prices of $11.17 and $11.47 per share, respectively, were issued. During FY01, FY00 and FY99, options to acquire 500, 6,500, and 7,750 shares, respectively, of JM Ney were forfeited. During FY01 and FY00, options to acquire 21,000 and 9,750 shares, respectively, were exercised, and the resultant shares were simultaneously repurchased by JM Ney for net consideration of $24,000 and $16,000, respectively. At February 28, 2001, 113,050 of the 126,550 total outstanding JM Ney options were exercisable. At February 28, 2001, the Company owned all 850,000 outstanding shares of JM Ney. There presently is no public market for JM Ney's common stock.

(16) Retirement Plans

The Company maintains a noncontributory defined benefit plan and a defined contribution plan, which collectively cover substantially all full-time employees. The defined contribution plan is funded through employee contributions and employer matching contributions. Pension expense for the Company's defined contribution plan totaled $223,000, $208,000, and $189,000, in FY01, FY00 and FY99, respectively The defined benefit plan held 12,250 shares of the Company's stock at February 28, 2001 and February 29, 2000.

The following table sets forth the changes in benefit obligations, changes in fair value of plan assets, funded status and net amounts recognized in the Consolidated Balance Sheets for the defined benefit plan (in thousands). Such amounts are reported on a two month lag to coincide with the December 31 fiscal year for the plan.
	February 28, 2001	February 29, 2000	February 28, 1999
Changes in Benefit Obligations
Benefit obligation at beginning of year	$11,001	$11,663	$10,212
Service cost	261	397	240
Interest cost	864	791	781
Experience loss	232	138	842
Distributions	(1,010)	(971)	(2,885)
Effect of curtailment (Note 19)	(178)	-	(64)
Effect of early retirement program settlement	-	-	511
Effect of assumption changes	1,134	(1,017)	2,026
Benefit obligation end of year	12,304	11,001	11,663
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	14,069	14,530	18,087
Actual return on assets	2,265	510	(672)
Benefits paid	(1,010)	(971)	(2,885)
Fair value of plan assets at end of year	15,324	14,069	14,530
Funded status	3,020	3,068	2,867
Unrecognized net actuarial loss	1,886	1,953	2,277
Unrecognized past service cost	(97)	(104)	(111)
Prepaid pension expense	$ 4,809	$ 4,917	$ 5,033

For FY01, FY00 and FY99, the projected benefit obligations and pension (expense) income were determined using the following assumptions:

	2001	2000	1999
Discount rate	7.25%	7.75%	7.00%
Future compensation growth rate	5.00%	5.00%	5.00%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%

Net pension expense (income) for the Company's funded defined benefit plan for FY01, FY00 and FY99 includes the following components (in thousands):

	2001	2000	1999
Service cost of benefits accrued	$ 261	$ 397	$ 240
Interest cost on projected benefit obligations	864	791	781
Expected return on plan assets	(1,086)	(1,124)	(1,413)
Unrecognized net gain (loss)	69	52	(42)
Effect of early retirement program	-	-	139
Effect of Ultrasonics curtailment	-	-	(73)
Pension expense (income)	$ 108	$ 116	$ (368)

(17) Post-retirement Benefit Obligations

At February 28, 2001 and 2000, the accumulated benefit obligation for its unfunded retiree health care plan was approximately $697,000 and $736,000, respectively and the net unrecognized actuarial gain was approximately $115,000 and $325,000, respectively. The Company's cost for this plan for FY01, FY00, and FY99 was approximately $2,000, $7,000, and $18,000, respectively, including interest and amortization of unrecognized net actuarial gain. Benefit payments made under this plan for FY01, FY00, and FY99 were approximately $41,000, $40,000, and $52,000 respectively. At February 28, 2001, 35 retirees and their spouses were receiving benefits under this plan.

The accumulated benefit obligation was determined using the unit credit method and assumed discount rates of 7.25% at February 28, 2001, February 29, 2000 and February 28, 1999. At February 28, 2001 and February 29, 2000, the accumulated benefit obligation was compiled using assumed health care cost trend rates of 10% , gradually declining to 6% for the remainder of the projected payout period of the benefits.

The estimated effect on the present value of the accumulated benefit obligation at March 1, 2001 of a 1% increase each year in the health care cost trend rate used would result in an estimated increase of approximately $2,000 in the service and interest cost, and approximately $41,000 in the accumulated benefit obligation. A 1% decrease each year in the health care trend rate would result in a decrease of approximately $2,000 in the service and interest costs, and a decrease of approximately $37,000 in the accumulated benefit obligation.

(18) Leases

The Company leases various manufacturing and office facilities and equipment under operating lease agreements expiring through December 2005. In addition, the Company earns rental income from office space leased to tenants under operating leases expiring through November 2004. Lease expense was $472,000, $382,000, and $299,000, for FY01, FY00 and FY99, respectively, while rental income totaled $445,000, $376,000 and $482,000 for FY01, FY00, and FY99, respectively.

Future minimum lease payments and rental income under the terms of the leases for each of the next five years, are as follows as of February 28, 2001(in thousands):

	Lease Payments	Rental Income
2002	$ 715	$ 211
2003	608	96
2004	474	101
2005	405	78
2006	204	-
	$2,406	$ 486

The above amounts include the principal portion of capital lease payments of $96,000 in FY02 and $9,000 in FY03.

(19) Restructuring Costs

In February 2001, JM Ney announced a restructuring of its operations which involved the reduction of 33 employees from its workforce. The estimated cost of this restructuring which is primarily comprised of severance payments and benefits is $256,000, of which $134,000 was paid prior to February 28, 2001. Such costs do not include a curtailment gain from the Company's defined benefit retirement plan as such gains were applied against unrecognized net actuarial losses of the plan. The remaining costs are expected to be paid by the end of the second quarter of FY02.

(20) Business Segments and Export Sales

During FY01, the Company operated in two continuing segments, Electronics, which comprises the operations of JM Ney, and Corporate, which includes the Company's investment, real estate and corporate administrative activities. Operating income (loss) consists of revenues, less all non-interest costs and expenses directly allocated to the industry segments. Corporate revenues consist of investment income (loss) and other income not attributable to the Electronics segment. Corporate identifiable assets include assets not directly attributable to JM Ney.

Summarized financial information by business segment is as follows (in thousands):

	FY01	FY00	FY99
Net sales and revenues:
Electronics	$39,460	$29,049	$26,837
Corporate	698	1,262	(3,237)
	$40,158	$30,311	$23,600
Operating income (loss):
Electronics	$1,904	$ 1,305	$ 2,558
Corporate	(1,107)	(1,193)	(5,271)
	$797	$ 112	$ (2,713)
Interest expense:
Electronics	$1,521	$ 1,300	$ 1,228
Corporate	450	425	507
	$1,971	$ 1,725	$ 1,735
Identifiable assets:
Electronics	$25,772	$27,835	$25,900
Corporate	7,304	9,283	11,219
	$33,076	$37,118	$37,119
Depreciation, amortization and interest accretion:
Electronics	$1,393	$ 1,316	$ 1,277
Corporate	196	150	157
	$1,589	$ 1,466	$ 1,434
Capital expenditures:
Electronics	$337	$ 2,118	$ 1,680
Corporate	21	20	22
	$358	$ 2,138	$ 1,702

Export sales for FY01, FY00, and FY99 were $9,552,000, $5,941,000 and $4,303,000, respectively. Such sales were made primarily to customers in Europe and the Pacific Rim.

During FY01, FY00, and FY99 sales to one customer accounted for 14.4%, 17.7%, and 16.1% of net sales, respectively. At February 28, 2001 and February 29, 2000 accounts receivable from this customer represented 14.7% and 19.1%, respectively, of consolidated net accounts receivable. In addition, sales to one other customer accounted for 13.9% of net sales during FY99.

(21) Estimated Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, short term borrowings, accounts payable and other accrued liabilities are reasonable estimates of their fair value based upon their current maturities. The carrying value of marketable securities approximates fair value as determined by quoted market prices less any reserves for liquidity and volatility concerns.

The carrying values of long-term debt issued by banks and capital lease obligations approximate fair value based on interest rate and repayment terms, and the extent to which the individual debts are secured. At February 28, 2001 the fair value of the Company's 10.5% convertible debentures was approximately $2,294,000 based on a recent quoted market value of the security.

(22) Litigation

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

(23) Derivative Transactions

As of February 28, 2001, the Company held contracts to purchase 486 ounces of palladium over the following three months at an average price of $961 per ounce. Losses on these contracts of $47,000 net of tax effects of $27,000 based on quoted futures prices, have been deferred and included within accumulated other comprehensive income. The losses will be recognized in the Consolidated Statement of Operations when the product deliveries being hedged have been made.

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be recognized immediately or deferred depending on the use of the derivative, and if the derivative is a qualifying hedge. SFAS No. 133 is effective for the Company for the fiscal year ending February 23, 2002. The Company adopted SFAS No. 133 on March 1, 2001 and expects to record a cumulative transition adjustment loss of $47,000.

(24) Supplemental Disclosure of Cash Flow Information

The information below supplements the cash flow data presented in the Company's Consolidated Statements of Cash Flows (in thousands):

	2001	2000	1999
Cash paid (received) for:
Interest	$1,898	$ 1,692	$ 1,702
Income taxes, net	$ (140)	$ (140)	$ (210)

During FY01 and FY00, the Company issued 30,447 and 76,886 shares respectively, of its common stock from the conversion of preferred stock; and during FY00 it issued 988 shares of its common stock from its treasury from conversion of 10 1/2% convertible notes.

(25) Related Party Transactions

During FY01, the Company allocated approximately $204,000 of expenses to Moscow Broadband for administrative services provided.

At February 29, 2000, the Company's Chairman was indebted to the Company in the amount of $223,487. During FY01, $111,743 of this amount was forgiven as compensation. The Chairman remains indebted to the Company for the remaining portion of this unsecured, non-interest bearing note which matures in June 2001.

Also, in April 2000, the Company received $50,000 from its Chairman in exchange for an unsecured demand note bearing interest at the annual rate of 10%. This note was repaid in May 2000.

(26) Quarterly Financial Data (unaudited)

2001 Quarterly Financial Data	May 31	August 31	November 30	February 28
Net sales and revenues	$9,605	$10,318	$9,520	$10,715
Gross profit	2,504	2,416	2,280	1,583
Net income (loss) before equity in losses of unconsolidated subsidiary and income taxes	(79)	89	(498)	(686)
Net loss	(126)	(60)	(469)	(968)
Loss applicable to common shares	(202)	(137)	(544)	(1,044)
Loss Per Common Share:	$(0.10)	$(0.07)	$(0.26)	$(0.51)

2000 Quarterly Financial Data	May 31	August 31	November 30	February 29
Net sales and revenues	$8,201	$7,309	$6,545	$8,256
Gross profit	2,345	2,107	1,940	$1,271
Net income (loss)	356	(127)	(348)	(868)
Income (loss) applicable to common shares	260	(223)	(445)	(941)
Earnings (Loss) Per Common Share:	$0.13	$(0.12)	$(0.23)	$(0.48)

Report of Independent Accountants

To the Stockholders and Board of Directors

Andersen Group, Inc.

In our opinion, the accompanying consolidated balance sheet as of February 28, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Andersen Group, Inc. and its subsidiaries at February 28, 2001, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of February 29, 2000 and for the two years then ended were audited by other independent accountants whose report dated May 3, 2000 expressed an unqualified opinion on those statements.

/s/PricewaterhouseCoopers LLP

Hartford, Connecticut

May 24, 2001

Independent Auditors' Report

The Stockholders and Board of Directors

Andersen Group, Inc.

New York, NY

We have audited the accompanying consolidated balance sheet of Andersen Group, Inc. and subsidiaries as of February 29, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended February 29, 2000 and February 28, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Andersen Group, Inc. and subsidiaries at February 29, 2000, and the results of their operations and their cash flows for the years ended February 29, 2000 and February 28, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP

Hartford, Connecticut

May 3, 2000

ABC Moscow Broadband Communication Limited

Balance Sheets (in Thousands, except share data)

December 31, 2000 and 1999

2000 1999

(Unaudited)

Assets

Current assets

Cash and cash equivalents $ 7,837 $ 81

Noncurrent assets

Investment in ComCor-TV (Note 3) 7,325 -

Investment in Institute for Automated Systems ("IAS") (Note 3) 48 167

Total noncurrent assets 7,373 167

Total assets $ 15,210 $ 248

Liabilities, Common Stock Subscribed, and Shareholders' Equity (Deficit)

Current liabilities

Accounts payable $ 201 $ -

Accrued expenses 53 250

Payable to Andersen Group, Inc. (Note 6) 15 32

Accounts payable to shareholders (Note 4) - 1,000

Total current liabilities 269 1,282

Commitments and contingencies (Note 4)

Common stock subscribed (Note 6) 550 -

Shareholders' equity (deficit)

Common stock, Series A, 1 Cyprus Pound (US $2.20) par value;

authorized and outstanding 1,000 shares in 2000 and 1999 (Note 4) 2 2

Common stock, Series B, $1,000 par value; authorized 19,000

shares, issued 18,450 in 2000, and no shares in 1999 (Note 4) 18,450 -

Additional paid-in capital 1,409 1,516

Accumulated deficit (5,470) (2,552)

Total shareholders' equity (deficit) 14,391 (1,034)

Total liabilities, common stock subscribed

and shareholders' equity (deficit) $ 15,210 $ 248

The accompanying notes are an integral part of these financial statements.

ABC Moscow Broadband Communication Limited

Statements of Operations (in Thousands)

Year Ended Year Ended Year Ended

December 31, December 31, December 31,

2000 1999 1998

(Unaudited) (Unaudited)

Interest income $ 499 $ 2 $ -

Expenses

Salaries 246 - -

Legal and consulting 912 727 103

Allocations from Andersen Group, Inc. 212 39 -

Travel 233 45 8

Write down of investment in IAS (Note 3) - - 833

Total operating expenses 1,603 811 944

Investment loss (1,104) (809) (944)

Equity in losses of ComCor-TV (1,814) - -

Net loss $ (2,918) $ (809) $ (944)

The accompanying notes are an integral part of these financial statements.

ABC Moscow Broadband Communication Limited

Statements of Changes in Shareholders' Equity (Deficit)

(in Thousands, except share data)

For the Years Ended December 31, 2000, 1999 and 1998

	2000 1999 (unaudited) 1998 (unaudited)
	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount
Class A Common Stock Beginning balance	1,000	$ 2	1,000	$ 2	1,000	$ 2
Net loss	-	-	-	-	-	-
	1,000	$ 2	1,000	$ 2	1,000	$ 2

Class B Common Stock
Beginning balance	-	-	-	-	-	-
Issuance of common stock Class B	17,450	$17,450
Conversion of shareholders' payable to Common stock Class B (Note 4)	1,000	1,000	-	-	-	-
	18,450	$18,450	-	-	-	-

Additional Paid-in Capital
Beginning balance		$1,516		$1,516		$1,516
Cost of issuance of Class B Common Stock		(107)		-		-
		$1,409		$1,516		$1,516

Accumulated Deficit
Beginning balance		$(2,552)		$(1,743)		$ (799)
Net loss		(2,918)		(809)		(944)
		$(5,470)		$(2,552)		$(1,743)

Total Shareholders' Equity (Deficit)		$14,391		$(1,034)		$ (225)

The accompanying notes are an integral part of these financial statements.

ABC Moscow Broadband Communication Limited

Statements of Cash Flows (in Thousands)

Year Ended Year Ended Year Ended December 31, December 31, December 31, 2000 1999 1998

(Unaudited) (Unaudited)

Cash flows from operating activities

Net loss $ (2,918) $ (809) $ (944)

Equity in losses of ComCor-TV 1,814 - -

Write down of investment in IAS - - 833

Change in accounts payable and accrued liabilities 4 247 1

Change in payable to Andersen Group, Inc. (17) 32 -

Change in payable to shareholders - 608 112

Net cash (used in) provided by operating activities (1,117) 78 2

Cash flows from investing activities

Purchase of investment in ComCor-TV (9,020) - -

Net cash used in investing activities (9,020) - -

Cash flows from financing activities

Cash received from issuance of Class B shares,

net of offering expenses 17,343 - -

Cash received for common stock subscribed (Note 6) 550 - -

Net cash provided by financing activities 17,893 - -

Net increase in cash 7,756 78 2

Cash at beginning of year 81 3 1

Cash at end of year $ 7,837 $ 81 $ 3

The accompanying notes are an integral part of these financial statements.

ABC Moscow Broadband Communication Limited

Notes to Financial Statements

December 31, 2000

  Nature of the Business

ABC Moscow Broadband Communication Limited ("Moscow Broadband" or the "Company") is a Cyprus-based association formed in 1995 as Treglos Investments Limited to act as a holding company for investments in Russian companies. From 1995 to early 2000, its primary investment had been an approximately 6% interest in The Institute for Automated Systems (IAS), a Moscow-based telecommunications company. In June 2000, the Company changed its name from Treglos Investments Limited to ABC Moscow Broadband Communication Limited. In January 2000, Moscow Broadband entered into an agreement (the "Joint Venture Agreement") with Moscow Telecommunications Corporation ("COMCOR") under which COMCOR and Moscow Broadband would fund the operations of ZAO ComCor-TV ("ComCor-TV") and maintain joint and equal control over ComCor-TV. ComCor-TV is developing and operating a network to deliver cable television, high speed data transmission and Internet access, and IP telephony to up to 1,500,000 homes and businesses throughout the Moscow region.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Income Taxes

Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

3. Investments

The Company's investments in ComCor-TV and the Institute for Automated Systems ("IAS") are subject to the risks and uncertainties of the economy of the Russian Federation. This economy continues to display characteristics of an emerging market. These characteristics include, but are not limited to, the existence of: a currency that is not freely convertible outside of the country; extensive currency controls; a low level of liquidity in the public and private debt and equity markets; and high inflation.

The prospects for future stability in the Russian Federation are largely dependent upon the effectiveness of economic measures undertaken by the government, together with legal, regulatory and political developments.

Investment in IAS

The investment in IAS is carried at historical cost, adjusted for other than temporary declines in fair value. Moscow Broadband invested $1,000,000 (unaudited) for the purchase of shares of IAS in 1996. During the year ended December 31, 1998, the Company recorded an $833,000 (unaudited) impairment loss to reflect an other than temporary decline in its value relating to the financial crisis in Russia at that time. During the year ended December 31, 2000, 10,722 shares of IAS with an adjusted cost basis of $119,000 were contributed to ComCor-TV as discussed below.

Investment in ComCor-TV

On April 24, 2000, pursuant to the Joint Venture Agreement, Moscow Broadband contributed $8,500,000 in cash, 10,722 shares of IAS, and agreed to contribute an additional $500,000 in cash during the year ended December 31, 2000. In return, Moscow Broadband received a 50% ownership in ComCor-TV. In accordance with the Joint Venture Agreement, Moscow Broadband will share in half the profits and losses of ComCor-TV and is permitted to appoint half the directors to the ComCor-TV Board of Directors. Moscow Broadband shares joint control over ComCor-TV with COMCOR and, as a result, the investment is being accounted for under the equity method. For the year ended December 31, 2000, the Company contributed approximately $20,000 more than the $500,000 commitment. Such excess payments will reduce future equity contributions made to ComCor-TV.

At December 31, 2000, the reported value of Moscow Broadband's investment in ComCor-TV was $7,325,000 and its 50% equity in the net assets of ComCor TV was approximately $7,865,000. The $540,000 difference is largely attributable to the higher valuation on ComCor-TV's financial statements of the IAS shares contributed, as compared with Moscow Broadband's cost basis. This difference will not be accreted into Moscow Broadband's results of operations, as it relates to a non-amortizing asset.

The following presents ComCor-TV's summarized financial information as of and for the year ended December 31, 2000 (in thousands):

Consolidated Balance Sheet

Current assets $ 4,972

Non-current assets 14,921

Total assets $ 19,893

Current liabilities $ 666

Non-current liabilities 3,466

Total liabilities 4,132

Minority interest 32

Shareholders' equity 15,729

Total liabilities and shareholders' equity $ 19,893

Consolidated Statement of Operations

Revenues $ 359

Cost of revenues $ (890)

Loss from operations $ (3,574)

Net loss $ (3,599)

4. Common Stock

Moscow Broadband was originally capitalized with 1,000 shares of Class A common stock, which has a par value of one Cyprus pound per share (US $2.20). During the first quarter of 2000, the Company's Board of Directors authorized the creation of a separate class of common stock, Class B common stock. The Company is authorized to issue up to 19,000 shares of Class B common stock with a par value of US$1,000. Each class of stock has equal rights with respect to voting, dividends and preference in liquidation.

During the first quarter of 2000, Moscow Broadband completed a private placement of 19,000 shares of its Class B common stock at a price of $1,000 each. As of December 31, 2000, two investors in the private placement had not been issued stock certificates for their 550 shares of Class B common stock pending foreign bank citizenship approval. Accordingly, the $550,000 of proceeds relating to these shares has been classified as common stock subscribed. In April 2001, 50 shares of Class B common stock were issued to one of the investors. At the time of the private placement, Moscow Broadband was indebted to certain of the holders of the Class A common stock in the aggregate amount of $1,000,000 for expenses incurred on Moscow Broadband's behalf from 1995 through December 1999. Concurrent with the private placement, these shareholders elected to convert this liability into equity through the subscription of Class B shares. Costs relating to the private placement, and issuance of the shares, have been charged to additional paid-in capital.

5. Commitments and Contingencies

In connection with the Joint Venture Agreement, Moscow Broadband has agreed to make additional capital contributions to ComCor-TV in the aggregate amount of approximately $20 million, subject to ComCor-TV substantially adhering to terms and conditions of the Agreement as outlined in the Financial Operating Plan, which is an integral part of the Agreement. Failure of Moscow Broadband to make such capital contributions could result in a dilution of its ownership of ComCor-TV or in termination of the joint venture.

During 2000, Moscow Broadband pledged to grant options to two officers to purchase a total of 300 shares of its common stock at an exercise price of $1,000 per share. At present there is no formalized stock option plan which governs the administration of these options, and there is not a sufficient number of authorized shares to permit the issuance of shares pursuant to the exercise of these options. Moscow Broadband expects to formalize the documentation and grant these options in 2001.

6. Related Party Transactions

At December 31, 2000, Moscow Broadband has only one compensated officer, and it does not have its own facilities. Accordingly, it relies on Andersen Group, Inc. ("Andersen"), a U.S. publicly traded company which owns 25% of the outstanding stock of Moscow Broadband, for all its administrative and operational activities. In connection therewith, Andersen charged $212,196 of administrative expenses to Moscow Broadband during the year ended December 31, 2000.

The Agreement requires that Andersen Group maintain voting control over the Company for a period of fifteen months from the date of the initial funding of ComCor-TV. Accordingly, irrevocable proxies have been granted to Andersen by the holders of a majority of the outstanding Moscow Broadband shares, and such proxies expire July 24, 2001.

The President of Moscow Broadband is compensated directly by Moscow Broadband and is also the Chairman of Andersen. The President and Chief Financial Officer of Andersen also are Chairman and Chief Financial Officer, respectively, of Moscow Broadband, and their services are paid for by Moscow Broadband through the allocation.

7. Income Taxes

The principal components of the deferred tax balances are as follows:

December 31,

2000 1999

Net operating loss carryforwards $ 115 $ 72

Net deferred tax assets 115 72

Deferred tax asset valuation allowance (115) (72)

$ - $ -

The Company is subject to income tax in Cyprus at the rate of 4.25%. There is no tax liability for the year because of the losses incurred. The losses can be carried forward and utilized against the profits of the 5 years following the year in which they were incurred.

The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards cannot be sufficiently assured at December 31, 2000.

Report of Independent Accountants

To the Board of Directors and

Shareholders of ABC Moscow Broadband Communication Limited

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of ABC Moscow Broadband Communication Limited at December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Hartford, Connecticut

May 22, 2001

CLOSED JOINT-STOCK COMPANY COMCOR-TV

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2000

(In thousands of US Dollars, except per share information)

Note December 31, 2000

ASSETS

Current assets
Cash and cash equivalents	5	$ 4,025
Trade accounts receivable		37
Inventories		198
Prepaid expenses		246
Taxes recoverable	6	419
Other current assets		47

Total current assets		4,972

Non-current assets
Property, plant and equipment, net	7	1,198
Advances for network construction and design	8	880
Intangible assets, net	9	10,075
Long-term investment	10	2,768
Total non-current assets		14,921

Total assets		$ 19,893

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable		$ 9
Accounts payable to a related party	4	209
Accrued expenses	11	384
Other current liabilities		64
Total current liabilities		666

Deferred tax liability	14	3,466
Total liabilities		4,132

Commitments and contingent liabilities	15	-

Minority interest		32

Shareholders' equity
Ordinary shares, RR 10 par value; 43,642 shares authorized and outstanding	12	34
Additional paid-in capital	12	19,941
Accumulated deficit		(4,246)

Total shareholders' equity		15,729

Total liabilities and shareholders' equity		$ 19,893

The accompanying notes are an integral part of these consolidated financial statements.

CLOSED JOINT-STOCK COMPANY COMCOR-TV

CONSOLIDATED STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000

(In thousands of US Dollars)

	Note	Year ended December 31, 2000

Revenues		$ 359

Cost of revenue
Wages, salaries, benefits and payroll taxes		(370)
Lease of cable TV and internet network from a related party	4	(267)
Other		(253)

Total cost of revenue (exclusive of depreciation and amortization shown below)		(890)

Operating expenses
Wages, salaries, benefits and payroll taxes		(690)
Depreciation of property, plant and equipment		(41)
Amortization of intangibles	9	(721)
Lease of facilities from a related party	4	(237)
Office supplies		(212)
Other operating expenses		(345)

Total operating expenses		(2,246)

Selling, general and administrative expenses
Wages, salaries, benefits and payroll taxes		(344)
Advertising expenses		(91)
Consulting fees		(362)

Total selling, general and administrative expenses		(797)

Loss from operations		(3,574)
Other income
Interest income		192
Net foreign currency translation gain		35

Total other income		227

Loss before income taxes		(3,347)

Income tax expense	14	(252)

Net loss		$ (3,599)

The accompanying notes are an integral part of these consolidated financial statements.

CLOSED JOINT-STOCK COMPANY COMCOR-TV

CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2000

(In thousands of US Dollars)

	Note	Year ended December 31, 2000

Cash flows from operating activities
Net loss		$ (3,599)

Deferred tax provision		252
Foreign currency gain		(35)
Depreciation and amortization		762
Expenses paid for by a shareholder as part of charter capital contribution	1	418
Increase in trade receivables		(37)
Increase in other current assets		(852)
Increase in accounts payable and accrued liabilities		661

Net cash used by operating activities		(2,430)

Cash flows from investing activities
Acquisition of property, plant and equipment		(1,240)
Advances for network construction and design		(880)

Net cash used by investing activities		(2,120)

Cash flows from financing activities
Capital contributions	1	9,185
Contributions received from minority shareholders	13	32
Loan repayment	4	(685)

Net cash provided by financing activities		8,532

Effect of exchange rate movements on cash		(5)

Net increase in cash and cash equivalents		3,977

Cash and cash equivalents at 1 January		48

Cash and cash equivalents at 31 December		$ 4,025

Non-cash financing

Non-cash capital contributions received by the Company during the year are described in Note 1.

Taxes paid

Income tax payments during the year amounted to US$ 1.

The accompanying notes are an integral part of these consolidated financial statements.

CLOSED JOINT-STOCK COMPANY COMCOR-TV

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

YEAR ENDED DECEMBER 31, 2000

(In thousands of US Dollars)

	Capital stock	Additional paid-in capital	Accumulated deficit	Total shareholders' equity

Balance December 31, 1999	$ 22	$ -	$ (647)	$ (625)
Capital contribution (Note 1)	12	19,941	-	19,953
Net loss	-	-	(3,599)	(3,599)

Balance December 31, 2000	$ 34	$ 19,941	$ (4,246)	$ 15,729

The accompanying notes are an integral part of these consolidated financial statements.

CLOSED JOINT-STOCK COMPANY COMCOR-TV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2000 AND FOR THE YEAR THEN ENDED

(In thousands of US Dollars, except per share amounts)

  ORGANISATION AND OPERATIONS OF THE COMPANY

Operations of the Company

Closed Joint-Stock Company COMCOR-TV (the "Company") was established on July 15, 1995 as a closed joint stock company under the laws of the Russian Federation. Prior to 2000, its activities consisted mainly of resale of telecommunications equipment. This business was terminated in 1999, as the Company refocused its activities on cable TV and high speed internet access. On January 31, 2000 the Company entered into a General Agreement between and among Open Joint-Stock Company Moscow Telecommunications Corporation ("COMCOR") and Moscow Broadband Communication Ltd. ("MBC") and was used as the vehicle to form a joint venture between COMCOR and MBC to provide cable TV services to 1.5 million Moscow homes. The Company holds a license to provide such services and started providing them on April 24, 2000. The Company also provides high speed internet access and plans to offer IP-based telephony services and develop and host an IP-based content oriented portal. As at December 31, 2000, the Company has installed capacity to service up to 89,076 homes (unaudited) in two districts of Moscow.

As more fully described below, MBC contributed cash and assets, and COMCOR contributed assets to the Company in order to fund the Company and begin providing the services described above. COMCOR and MBC each own half of the outstanding shares of the Company, will each share half of the profits and losses of the Company and each have equal representation on the Company's Board of Directors.

The Company's business is subject to risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of broadband services in Russia, dependence on third-party technology, new service introductions and other activities of competitors, significant financing requirements, dependence on key personnel and limited operating history.

The Company has experienced net losses since inception and expects to incur additional operating losses in the future as the Company continues to expand its service offerings and customer base and to construct its own network. As a result, the Company's management believes that additional financing will be required to support its planned expenditures. Provisions for such financing were included in the General Agreement. Management expects that the shareholders will contribute additional cash and assets during 2001, and that vendor and bank financing can be obtained in order for the Company to meet its operating and capital expenditure funding requirements.

Capital contributions

Prior to January 1, 2000, the Company's charter capital consisted of 10,000 shares and its sole shareholder was COMCOR. During the year ended December 31, 2000, there were two share issues:

  On February 14, 2000 the Company issued 10,000 shares to COMCOR. COMCOR contributed US$ 685 in cash and 24,453 shares in Open Joint-Stock Company Institute for Automated Systems ("IAS") which were recorded at US$ 1,439.

  On April 24, 2000 the Company issued 1,822 shares to COMCOR for a consideration of 11,800 shares in IAS which were recorded at US$ 695, and 21,820 shares to MBC for a consideration of US$ 8,500 in cash and 10,722 shares in IAS which were recorded at US$ 634. Under the General Agreement, COMCOR also contributed a license to supply cable TV services to 1.5 million homes which had an estimated fair value of US$ 7,500. The license was recorded at US$ 10,714 and a deferred tax liability of US$ 3,214 was recognized. Subsequently, during 2000, MBC also made agreed upon additional capital contributions totaling US$ 500, which were made in the form of settlement of some of the Company's expenses (US$ 418) and part-payment for acquisition of Limited Liability Company Persey-Service ("Persey") (US$ 82)- see Note 13.

On December 25, 2000, one share in the Company was transferred from COMCOR to MBC for nominal consideration to reflect the beneficial interests of the parties in the legal structure. During the period from April 24, 2000 to December 25, 2000, MBC had full voting rights over this share.

Development of the network assets and further contributions

The backbone of the cable TV and internet network is currently owned by COMCOR and is being leased to the Company (see Note 4). COMCOR will continue to develop this network over the next 5 to 7 months, while the Company will be developing the technology, maintaining quality of services and attracting new customers. After this period the assets will be contributed to the Company at agreed values, as part of the General Agreement between the shareholders. The shareholders intend to invest, based on this agreement, an additional approximately US$ 50,000 over the next 5 to 7 months when certain operational objectives, including subscriber numbers, are met. The forms of investment will be cash, operational network assets and additional shares in IAS. The shareholders are expected to make additional investments into the Company at defined or revised levels if such operational objectives are not met.

2. BASIS OF PRESENTATION

The Company maintains its accounting records and prepares its statutory accounting reports in accordance with the Regulations on Accounting and Reporting in the Russian Federation in Russian Roubles. The accompanying financial statements are based upon the statutory accounting records, which are maintained under the historical cost convention, except for the revaluations of property, plant and equipment and intangibles. The statutory accounting records have been adjusted to present the financial statements in accordance with the accounting principles generally accepted in the United States of America ('US GAAP') in US Dollars, the reporting currency.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amount of revenues and expenses during the reporting period. The most significant estimates relate to realizability and useful lives of property, plant and equipment and intangible assets and valuation of investments. Actual results could differ from these estimates.

Foreign currency translation

Transactions and balances not already measured in US Dollars have been remeasured into US Dollars in accordance with the relevant provisions of Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation" as applied to entities in highly inflationary economies. Under SFAS No. 52, revenues, costs, capital and non-monetary assets and liabilities are translated at historical exchange rates prevailing on the transaction dates. Monetary assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Exchange gains and losses arising from remeasurement on monetary assets and liabilities that are not denominated in US Dollars are credited or charged to operations.

Exchange rates, restrictions and controls

The official rate of exchange, as determined by the Central Bank of the Russian Federation, between the Russian Rouble and the US Dollar at December 31, 2000 was 28.16. Exchange restrictions and controls exist relating to converting the Roubles into other currencies. At present, the Rouble is not a convertible currency outside of the Russian Federation. Future movements in the exchange rate between the Russian Rouble and the US Dollar will affect the carrying value of the Company's Rouble denominated monetary assets and liabilities. Such movements may also affect the Company's ability to realize non-monetary assets represented in US Dollars in these financial statements. Accordingly, any translation of Rouble amounts to US Dollars should not be construed as a representation that such Rouble amounts have been, could be, or will in the future be converted into US Dollars at the exchange rate shown or at any other exchange rate.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Capital contributions from the shareholders

On the basis that the Company satisfies the criteria for joint venture accounting, the non-cash assets contributed by the shareholders have been recorded at their estimated fair values determined by reference to cash contributions made at the same time.

Consolidation

These consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Persey, a broadcaster of local television channels, a sales representative of the Company and a publisher of a regional newspaper. The financial results of Persey from the date of acquisition are included in the accompanying consolidated statement of operations, and the minority interest in the losses of Persey is reflected as an adjustment to the minority interest in consolidated subsidiary, which is shown in the consolidated balance sheet. All significant intercompany transactions and balances have been eliminated.

Goodwill

Goodwill, which represents the excess of the purchase price of 51% of Persey over the fair value of the net assets acquired, is being amortized over five years using the straight line method.

Leased assets

The Company leases network equipment from COMCOR, a shareholder, and office facilities, from IAS, an investee, where the Company does not assume the risks and rewards of ownership. The rental expense is recognized as a period charge in the statement of operations (see Note 4).

Property, plant and equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is applied on a straight-line basis over the following estimated useful lives:

Core network	10 years
Other network assets	5 years
Other	2 to 5 years

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of evaluating the recoverability of property, plant and equipment, the recoverability test is performed using undiscounted net cash flows.

Long term investment

The Company presently owns approximately 19% of the outstanding shares of IAS. This investment is accounted for under the cost method. The investment is classified as long-term as it is expected to be held for longer than one year. When there is a diminution in value, other than temporary, the carrying amount is reduced to the recoverable amount to recognize this decline. Although the market value of the investment is not readily determinable, management believes that its book value does not exceed the fair value. The Company's two shareholders own an additional 24% of the outstanding shares of IAS which they intend to contribute to the Company as part of a planned capital contribution in 2001.

Financial instruments

The fair value of financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable), is determined with reference to various market information and other valuation methods as considered appropriate. At December 31, 2000, the fair values of financial instruments held by the Company did not materially differ from their recorded book values due to their short maturities.

Cash and cash equivalents

Cash and cash equivalents include cash and deposits with banks with original maturities of less than three months.

Inventories

Carrying amounts of inventory are determined on an average cost basis and are stated at the lower of cost or market.

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income", requires disclosure of all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. The Company's comprehensive loss for the year ended December 31, 2000 did not differ from reported net loss.

Income taxes

Deferred tax assets and liabilities are calculated in respect to temporary differences in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred income tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in the years in which these temporary differences are expected to reverse. Valuation allowances are provided for deferred income tax assets to the extent that it is more likely than not that the assets will not be realized.

Value-Added Taxes

Value-Added Taxes ("VAT") related to sales are payable to the tax authorities at the time of the sale. VAT on purchases is reclaimable against sales VAT upon payment for purchases. The tax authorities permit the settlement of VAT on a net basis. VAT related to sales and purchase transactions, which have not been settled at the balance sheet date, are recognized in the balance sheet on a gross basis.

Revenue recognition

Revenue is primarily derived from the sale of cable television and internet services to subscribers and is recognized in the period the related services are provided. Initial installation fees are recognized as revenue in the period in which installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. All revenue figures are recorded net of VAT.

Pension costs

The Company, in the normal course of business, makes payments to the pension, medical insurance, employment and social insurance funds of the Russian Federation on behalf of its employees. All of these payments, totaling 38.8% of gross wages and salaries, are expensed when incurred and included within personnel costs. The Company has no obligation to provide pensions to any of its management or staff and, accordingly, no provision for future pension costs is recorded.

Advertising expenses

The Company expenses the cost of advertising as incurred.

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. This statement was initially effective for fiscal years beginning after June 15, 1999, but was subsequently amended postponing the effective implementation date by one year. The Company will adopt the provisions of SFAS No. 133 for the year ending December 31, 2001. The Company has not engaged in the use of derivative instruments for hedging purposes through December 31, 2000 and has not yet quantified the effect of adoption of SFAS No. 133.

4. RELATED PARTY TRANSACTIONS

The Company leases network equipment from COMCOR for US$ 27 per month and ATM ports for US$ 11 per month. The amount charged to operations for the year ended December 31, 2000, was US$ 267, and the amount payable to COMCOR as at the year-end was US$ 209.

During the year ended December 31, 2000, the Company also acquired property, plant and equipment, materials and office supplies from COMCOR totaling US$ 470. Liability for these purchases was fully settled by the year-end.

In March 2000, the Company used the proceeds of capital contributions to pay off the Rouble denominated loan from COMCOR in amount of US$ 685, which was outstanding as of December 31, 1999, realizing a foreign currency translation gain of US$ 42.

The Company leases its primary office facilities from IAS for $43 per month. The amount charged to operations for the year ended December 31, 2000, was US$ 237. Liability for these charges was fully settled by the year-end.

5. CASH AND CASH EQUIVALENTS
December 31, 2000

Cash at bank (denominated in Roubles)	$ 211
Cash at bank (denominated in US Dollars)	14
Short-term deposit (denominated in US Dollars)	3,800

Total cash and cash equivalents	$ 4,025

6. TAXES RECOVERABLE
December 31, 2000

VAT recoverable	$ 390
Income tax recoverable	29

Total taxes recoverable	$ 419

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of motor vehicles, computer equipment, office furniture and fixtures and fittings in the amount of US$ 657, net of accumulated depreciation of US$ 42, and construction in progress in the amount of US$ 541.

8. ADVANCES FOR NETWORK CONSTRUCTION AND DESIGN

Advances for network construction and design comprise advance payments made to contractors of US$ 794 and internal project costs of US$ 86.

9. INTANGIBLE ASSETS

Intangible assets comprise:

  A license to supply cable TV services to 1.5 million homes. This license was contributed by COMCOR as consideration for the shares issued on April 24, 2000 (see Note 1). The license was recorded at US$ 7,500 (net of the related deferred tax liability of US$ 3,214). The gross book value of the license of US$ 10,714 is being amortized over a ten-year period starting April 30, 2000. The license term ends in September 2004 but is renewable at the option of the Company. The license is required to provide services and management expects to renew it at no significant cost, after the first five years of its operation. Accumulated amortization as at December 31, 2000 is US$ 714.

  Goodwill arising on acquisition of Persey in July 2000 of US$ 75, net of accumulated amortization of US$ 7 (see Note 13).

10. LONG-TERM INVESTMENTS
	Nature of Business	Percentage Ownership	December 31, 2000

Institute for Automated Systems	Telecommunications	19.1%	$ 2,768

IAS is a Russian telecommunications company that has a data communications network in Russia.

11. ACCRUED EXPENSES
December 31, 2000

Salaries	$ 175
Consulting services	143
Other accrued expenses	66

Total accrued expenses	$ 384

12. SHAREHOLDERS' EQUITY

The Company's charter capital consists of 43,642 issued and fully paid ordinary shares with nominal value of US$ 34. The movements in charter capital are described in Note 1.

The additional paid-in capital comprises the difference between the nominal value of charter capital and the amounts contributed by the shareholders (see Note 1).

The statutory accounting reports of the Company are the basis for profit distribution and other appropriations. Russian legislation identifies the basis of distribution as the current year net profit. For 2000, the statutory loss for the Company as reported in the annual statutory reporting forms was 53,134 thousand Roubles (US$ 1,887).

13. ACQUISITION

In July 2000, the Company acquired a 51% ownership interest in Persey for a total consideration of US$ 115, including costs of the transaction. This acquisition was accounted for under the purchase method. The acquisition was structured as follows:

The Company acquired 51% share in Persey from its shareholders at a nominal value of less than 1 US Dollar. Then, the Company contributed US$ 33 and the minority shareholders contributed US$ 32, thus maintaining the existing shareholdings. At the same time, MBC paid costs of the transaction of US$ 82 on behalf of the Company, as part of their contribution to the charter capital of the Company (see Note 1). This amount represented goodwill on this transaction (see Note 9).

14. INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes under US GAAP and such amounts recognized for statutory tax purposes. Deferred tax assets/(liabilities) are recorded at 35%, the income tax rate that was enacted in November 2000 and is effective from January 1, 2001. Throughout the year ended December 31, 2000, the income tax rate was 30%. The significant components of the net deferred tax liability are as follows:

December 31, 2000

Deferred tax assets:
Tax loss carryforward	$ 594
Property, plant and equipment	34
Valuation allowance	(594)

Total deferred tax assets, net of valuation allowance	34
Deferred tax liabilities:
Intangible assets	(3,500)

Total deferred tax liabilities	(3,500)

Net deferred tax liability	$ (3,466)

The deferred tax liability of US$ 3,214, related to the license contributed to the Company's charter capital by COMCOR (see Note 1), was recorded against the value of the license. This liability is reducing in line with the amortization of the underlying intangible asset, the credit being recognized in the statement of operations.

The difference between income tax expense provided in the financial statements and the expected income tax benefit at the statutory rate is reconciled as follows:

Year ended December 31, 2000
Loss before income taxes	$ 3,347
Expected income tax benefit at the statutory rate of 30%	(1,004)
Tax effect of permanent and other differences:
Expenses not deductible for tax purposes	38
US GAAP adjustments to statutory financial statements:
- depreciation of property, plant and equipment	(34)
- amortization of intangibles	216
- expenses not recorded in the statutory books	238
Reduction in the deferred tax liability related to the contributed license	(214)
Effect of the change in statutory income tax rate:
- on the deferred tax liability related to the contributed license	500
- on the tax loss carryforward	(85)
Valuation allowance on the tax loss carryforward	594
Other	3
Income tax expense	$ 252

Tax losses can generally be used to offset future taxable profits at 20% per annum of the total available tax losses carried forward over the subsequent five years. The maximum offset in any one year is limited to 50% of the total taxable profit of the year. Losses not offset in the eligible periods are lost. The Company has recorded a valuation allowance for the full amount of the tax loss carryforward at December 31, 2000 because it is more likely than not that this asset will not be realized.

15. COMMITMENTS AND CONTINGENCIES

Operating environment

The economy of the Russian Federation continues to display characteristics of an emerging market. These characteristics include, but are not limited to, the existence of: a currency that is not freely convertible outside of the country; extensive currency controls; a low level of liquidity in the public and private debt and equity markets; and high inflation.

The prospects for future economic stability in the Russian Federation are largely dependent upon the effectiveness of economic measures undertaken by the government, together with legal, regulatory, and political developments.

Taxation

Russian tax legislation is subject to varying interpretations and constant changes, which may be retroactive. Furthermore, the interpretation of tax legislation by tax authorities as applied to the transactions and activity of the Company may not coincide with that of Management. As a result, transactions may be challenged by tax authorities and the Company may be assessed additional taxes, penalties and interest, which can be significant. Since January 1, 1999, when Part 1 of the Tax Code was enforced, the tax years remain open to review by tax authorities for three years.

Political environment

The operations and earnings of the Company are affected by political, legislative, fiscal and regulatory developments, including those related to environmental protection. Because of the capital-intensive nature of the industry, the Company is also subject to physical risks of various kinds. The nature and frequency of these developments and events associated with these risks, which generally are not covered by insurance, as well as their effect on future operations and earnings, are not predictable.

Licenses

The main activity of the Company is derived from operations conducted pursuant to licenses granted by State Committee of the RF on Telecommunications. The licenses expire in 2004. Management have no reason to believe that these licenses will not be renewed or that any licenses will be suspended or terminated.

Report of Independent Accountants

To the Board of Directors and Shareholders of Closed Joint-Stock Company COMCOR-TV:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Closed Joint-Stock Company COMCOR-TV and its subsidiary at December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers

Moscow, Russia

May 22, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH

ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a ) The Company's independent auditors, Deloitte & Touche LLP., City Place, Hartford, CT 06103, were dismissed by the Company on January 11, 2001.

For the fiscal years ended February 28, 1999 and February 29, 2000, Deloitte & Touche LLP. rendered unqualified opinions with respect to the Company's consolidated financial statements for all years covered by reports filed during that period. The dismissal of Deloitte & Touche LLP. was approved by the Audit Committee of the Company's Board of Directors.

During the past two fiscal years and during the interim period from February 29, 2000 through January 11, 2001, there were no disagreements with Deloitte & Touche LLP, on any matter of accounting principles or procedures, financial statement disclosures or auditing scope or procedures.

  Effective January 11, 2001, upon the recommendation of the Audit Committee of the Company's Board of Directors, the firm of PricewaterhouseCoopers LLP, 100 Pearl Street, Hartford, CT 06103 was retained to perform an examination on and render an opinion with respect to the Company's consolidated financial statements as of and for the year ended February 28, 2001. During the past two fiscal years the Company has not consulted with PricewaterhouseCoopers LLP regarding the application of accounting principles or the type of audit opinion that might be rendered on the Company's financial statements. Furthermore, no written report or oral advice was provided by PricewaterhouseCoopers LLP that was an important factor in reaching a decision as to an accountant, auditor or financial reporting issue.

PricewaterhouseCoopers LLP was not consulted on any matter, which would be viewed as being the subject of a disagreement or a reportable event.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

As of May 24, 2001, the Company has eight members of its Board of Directors. The names of and certain information with respect to the persons presently serving as directors are as follows:

OLIVER R. GRACE, JR., age 47, has been a Director of the Company since 1986, President and Chief Executive Officer since 1997, and was Chairman from 1990 to 1997. He has also been President and a Director of AG Investors, Inc., one of the Company's subsidiaries, since 1992 and a Director of the Company's wholly-owned subsidiary, The J. M. Ney Company, since February 1997. Mr. Grace, Jr. is a General Partner of The Anglo American Security Fund L.P. and Republic Automotive Parts, Inc. Mr. Grace, Jr. is the brother of Director John S. Grace. He also serves on the Board of Directors of ComCor-TV.

FRANCIS E. BAKER, age 71, has been Chairman and Secretary of the Company since 1997, a Director since 1959, and President and Chief Executive Officer of the Company from 1959 to 1997. Mr. Baker also serves as a Director of the Company's wholly-owned subsidiary, The J.M. Ney Company. He also serves on the Board of Directors of ComCor-TV.

PETER N. BENNETT, age 64, has been a Director of the Company since 1992. He is a private investor and financial consultant.

JOHN S. GRACE, age 43, has been a Director of the Company since 1990. He is the Chairman of Sterling Grace Corporation, a General Partner of The Anglo American Security Fund L.P. Mr. Grace has been an employee of AG Investors, Inc., one of the Company's subsidiaries, since 1992. John S. Grace is the brother of Oliver R. Grace, Jr.

LOUIS A. LUBRANO, age 67, has been a Director of the Company since 1983. Mr. Lubrano is currently a Senior Vice President with Gilford Securities, Inc., a New York based investment banking firm. Mr. Lubrano was formerly with Herzog, Heine, Geduld, Inc. from 1996 to 2001.

THOMAS MCPARTLAND, age 42, has been a Director of the Company since April 2000. He is founder and majority shareholder of Convergence Media, Ltd., a consulting and investment company and former President and CEO of TCI Music, now known as Liberty Digital. Mr. McPartland sits on the advisory boards of Dauphine Capital Partners, inVentures, a U.K. based investment fund centering its attention on the European marketplace, and on the board of Music.com, a privately held music and entertainment portal.

JAMES J. PINTO, age 50, has been a Director of the Company since 1988. He is President of the Private Finance Group Corp., a merchant and venture capital firm, and a position he has held since 1990. Mr. Pinto also serves as a Director and Acting Executive Officer of Empire of Carolina, Inc. and as a Director of Fragrence Net, Inc.

YURI I. PRIPATCHKIN, age 40, has been a Director of the Company since October 2000. He currently serves as Chairman of the Board of Directors of ComCor-TV, and of Moscow Telecommunications Corporation (COMCOR), a position he has held since 1997. Mr. Pripatchkin had been a General Director of ComCor-TV until April 2000, and of COMCOR from 1992 to 1997. Mr. Pripatchkin also serves as President of Russian Association of Cable Television.

The information required by this Item with respect to the Executive Officers of the Registrant is included in Part I of this filing under the section entitled Executive Officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

The following information is provided regarding the annual and long-term compensation paid or to be paid to the Chief Executive Officer and the three other most highly compensated executive officers of the Company with respect to the fiscal years 2001, 2000 and 1999.

SUMMARY COMPENSATION TABLE
Long Term Compensation
	Annual Compensation				Awards
Name and Principal Position	Fiscal Year	Salary(1) ($)	Bonus ($)		Securities Underlying Options/SARs (#)	All Other Compensation (3) ($)
Oliver R. Grace, Jr. President and Chief Executive Officer	2001 2000 1999	95,077 60,446 85,000	- -	-	- -	2,971 2,017 2,550
Francis E. Baker Chairman and Secretary	2001 2000 1999	45,000 (2) 98,000 120,000	- - 15,000		- - 20,000	111,743 - -
Ronald N. Cerny President, The J.M. Ney Company	2001 2000 1999	186,024 171,473 164,808	- (4) - 10,000		- 5,000	5,319 5,030 4,987
Andrew M. O'Shea Chief Financial Officer, and Chief Financial Officer of The J. M. Ney Company	2001 2000 1999	132,501 120,513 112,209	25,000 10,000 6,680		- -	4,044 3,959 4,283

  Includes amounts of compensation deferred by the employee pursuant to the Company's 401(k) plan.

  For the fiscal year ended February 28, 2001, Mr. Baker received cash compensation from the Company totaling $45,000, a portion of which was included in the basis for allocations of expenses to Moscow Broadband. For the remaining portion of the fiscal year, he was compensated by Moscow Broadband. Total cash compensation received by Mr. Baker during Fiscal 2001 from both the Company and Moscow Broadband totaled $187,428.

  For Messrs. Grace, Jr., Cerny and O'Shea this amount consists of contributions made by the Company in respect of its 401(k) plan. For Mr. Baker, this amount represents a the portion of a note payable to the Company which was written off as a bonus.

  Mr. Cerny's bonus for the fiscal year ended February 28, 2001 has not yet been determined.

No stock options were issued by the Company or by The J.M. Ney Company to any of the named executives during the fiscal year ended February 28, 2001.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION/SAR VALUES

The following table sets forth certain information with respect to options/SARs exercised during fiscal year 2001 by the individuals named in the Summary Compensation Table and unexercised options to purchase Andersen Group, Inc. Common Stock granted under the Incentive Stock Option Plan to the individuals named in the Summary Compensation Table.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End(#) Exercisable/ Unexercisable	Value of Unexercised In-the- Money Options/SARs at Fiscal Year End($) Exercisable/ Unexercisable
Oliver R. Grace, Jr.	-	-	9,500/0	$30,941/$0
Francis E. Baker	-	-	20,000/0	$33,760/$0
Ronald N. Cerny	3,000	$22,313	5,000/0	$8,440/$0
Andrew M. O'Shea	10,000	$95,625	0/0	$0/$0

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

Pension Plan Table

Years of Service
Remuneration	5	1 0	15	20	25	30
$100,000	$ 4,450	$ 8,900	$13,350	$17,800	$22,250	$26,700
125,000	6,013	12,025	18,038	24,050	30,063	36,075
150,000	7,575	15,150	22,725	30,300	37,875	45,450
170,000	8,825	17,650	26,475	35,300	44,125	52,950

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

Pension benefits are not reduced on account of social security benefits received by the employee. Average earnings is the sum of the amounts shown in the columns labeled "Salary" and "Bonus" in the Summary Compensation Table. For purposes of the Pension Plan Table, the amount used for covered compensation is the average of the covered compensation for each of the individuals named in the Summary Compensation Table. The executive officers named in the Summary Compensation Table have the following years of credited service for pension plan purposes under the Table: Mr. Grace, Jr. 8 years; Mr. Cerny 7 years; and Mr. O'Shea 5 years. Mr. Baker's pension benefits have been computed in accordance with (B) of the above formula and have been enhanced by the late retirement factor pursuant to the Plan. The estimated aggregate annual benefit being paid to Mr. Baker from the Company's defined benefit pension plan is $29,913.

Employment Agreements

Mr. Cerny has an employment agreement which, among other things, provides for severance pay in the event of involuntary termination for other than cause. In such case, the Company, at its option, will provide Mr. Cerny with twelve months of notice or salary and fringe benefits or any combination thereof. In the event of a change in control of The J.M. Ney Company, the Company has agreed to provide assurances that Mr. Cerny will have the same employment conditions and severance benefits as he currently has.

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

The Compensation Committee of the Board was comprised of Messrs. James J. Pinto and Louis A. Lubrano, independent directors.

The fiscal year 2001 base pay of each of the Company's executive officers was determined on the basis of the individual's responsibilities and performance and a comparison with salaries paid by competitors of the Company. The bonus component of executive compensation is directly related to corporate and business unit performance. The Committee's overall policy regarding compensation of the Company's executive officers is to provide competitive salary levels and compensation incentives that attract and retain individuals of outstanding ability in key positions that recognize individual performance and the performance of the Company relative to the performance of other companies of comparable size, complexity and quality, and that support both the short-term and long-term goals of the Company. The executive compensation program includes elements which, taken together, constitute a flexible and balanced method of establishing total compensation for senior management.

Compensation paid to the Company's executive officers for fiscal year 2001 consisted primarily of salary, bonus and contributions made by the Company in respect of its 401(k) Plan.

For fiscal 2001, the Committee established the compensation of Oliver R. Grace, Jr., the President and Chief Executive Officer of the Company, using the same criteria used to determine compensation for other executive officers.

For fiscal 2001, the Committee established the compensation of Francis E. Baker, the Company's non-employee Chairman and Secretary, using the same criteria used to determine compensation for other executive officers. During the first five months of Fiscal 2001, Mr. Baker received $45,000 in fees from the Company, a portion of which was included in the basis for allocation to Moscow Broadband. Since that time, Mr. Baker has been compensated directly by Moscow Broadband in monthly payments at the annual rate of $250,000. The Company also forgave $111,743 of a note receivable from Mr. Baker as a FY01 bonus.

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

The foregoing report has been

approved by all members of the

Compensation Committee

James J. Pinto, Chairman

Louis A. Lubrano

Performance

The following compares the performance of the Company's Common Stock for the periods indicated with the performance of the National Association of Securities Dealers Automated Quotation ("NASDAQ") Composite Stock Index (the "NASDAQ Composite") and the performance of the NASDAQ Industrial Composite Stock Index (the "Peer Group"). The comparative five-year total returns assume a $100 investment made on February 29, 1996 with dividends reinvested. The stockholder return shown for Andersen Group, Inc. ("AGI") on the following is not necessarily indicative of future stock performance.

Comparative Five-Year Total Returns

Andersen Group, Inc., NASDAQ Composite and Peer Group

(Performance results through February 28, 2001)

1996 1997 1998 1999 2000 2001

AGI	$100.00	$183.33	$196.00	$133.33	$570.83	$211.68
NASDAQ Composite	$100.00	$166.69	$225.46	$291.36	$598.08	$195.61
Peer Group	$100.00	$141.14	$168.70	$167.82	$337.68	$135.96

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS AND SECURITY

OWNERSHIP OF MANAGEMENT OF THE COMPANY

The following table sets forth information regarding the beneficial ownership of Common Stock, as of May 16, 2001 by each director, by each named executive officer of the Company described in "Executive Compensation", by persons who beneficially own 5% or more of the outstanding shares of Common Stock, and by all directors and executive officers of the Company as a group. The beneficial ownership information described and set forth below is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. It does not constitute an admission of beneficial ownership for any other purpose.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
	Preferred	Common	Preferred	Common
Francis E. Baker(1) 8356 Sego Lane, Vero Beach, FL	0	167,241	0	8.0
Estate of Oliver R. Grace, Sr.(2) c/o Lorraine G. Grace, Executrix 49 Cove Neck Road, Oyster Bay, NY	0	156,360	0	7.6
Lorraine G. Grace(3) 49 Cove Neck Road, Oyster Bay, NY	0	182,830	0	8.7
Oliver R. Grace, Jr. (4) 55 Brookville Road, Glen Head, NY	6,000	282,560	3.0	13.1
John S. Grace(5) 55 Brookville Road, Glen Head, NY	22,571	119,310	11.2	5.5
Peter N. Bennett(6) 6 Batersea High St. London SW11 3RA, England	43,935	88,409	21.8	4.1
The Bank of Butterfield(7) Rose Bank Centre 14 Bermudiana Road Hamilton, Bermuda	16,863	327,326	8.0	15.5
Miles P. Jennings, Jr. 4 Oakland Street, Bristol, CT	0	192,900	0	9.2
First United Securities Limited(8) Exchange House P.O. Box 16, 54-58 Athol Street Douglas, Isle of Man	0	134,811	0	6.5
Louis A. Lubrano(9)	0	8,000	0	(15)
James J. Pinto(10)	0	61,515	0	3.0
Thomas McPartland(11)	0	20,000	0	(15)
Yuri I. Pripatchkin(12)	0	0	0	0
Ronald N. Cerny(13)	0	8,884	0	(15)
Andrew M. O'Shea(14)	0	8,601	0	(15)
All directors and executive officers as a group (3 (Preferred) and 8 (Common) persons including certain of the above- named individuals)	72,506	722,529	37.1	30.1

  Francis E. Baker has beneficial ownership of an aggregate of 167,241 shares of Common Stock and no shares of Preferred Stock. Of the Common Stock amount, 85,001 shares are owned directly. The figure set forth in the table includes 58,900 shares of Common Stock with respect to which Mr. Baker has shared voting power as co-trustee under the Oliver R. Grace Grandchildren Trust U/R dated December 27, 1976 and 3,340 shares which such Trust owns by virtue of its ability to convert $54,000 principal amount of the Company's 10.5% Convertible Subordinated Debentures due 2007 (the "Debentures") to Common Stock within a 60-day period. Mr. Baker also holds a stock option to acquire an additional 20,000 shares of Common Stock within a 60-day period. Mr. Baker disclaims beneficial ownership of such shares held in trust.

  The Estate of Oliver R. Grace, Sr., c/o Lorraine G. Grace, Executrix, has direct beneficial ownership of an aggregate of 156,360 shares of Common Stock and no shares of Preferred Stock.

  Lorraine G. Grace has beneficial ownership of 182,430 shares of Common Stock and no shares of Preferred Stock. Of the Common Stock amount, 13,638 shares are held by Mrs. Grace directly; 2,475 shares are held by Mrs. Grace, as trustee of a trust for the benefit of her children; 9,957 shares are held by virtue of the ability of Mrs. Grace to convert $161,000 principal amount of the Debentures to Common Stock within a 60-day period; and 156,360 shares are held by virtue of Mrs. Grace's appointment as executrix of the Estate of Oliver R. Grace, Sr. Lorraine G. Grace is the mother of Directors Oliver R. Grace, Jr. and John S. Grace.

  Oliver R. Grace, Jr. has beneficial ownership of an aggregate of 282,560 shares of Common Stock and 6,000 shares of Preferred Stock. Of the Common Stock amount, 58,323 shares are held by Mr.. Grace, Jr. directly, including 29,623 shares by virtue of Mr. Grace, Jr.'s ability to convert $479,000 principal amount of the Debentures to Common Stock within a 60-day period; 11,664 shares are held by virtue of Mr. Grace, Jr.'s ability, as custodian for the benefit of his children, to convert 6,000 shares of the Company's Preferred Stock to Common Stock within a 60-day period; 5,427 shares are held by Carolyn Grace, the spouse of Mr. Grace, Jr., of which 4,947 shares are held by Mrs. Grace by virtue of her ability to convert $80,000 principal amount of the Debentures to Common Stock within a 60-day period; 41,991 shares are held by virtue of the ability of The Anglo American Security Fund L.P. (of which Mr. Grace, Jr. is a general partner) to convert $679,000 principal amount of the Debentures to Common Stock within a 60-day period; 37,000 shares are held by a corporation owned by members of Mr. Grace, Jr.'s family and 94,556 shares are held in an individual retirement account for the benefit of Mr. Grace, Jr.. Mr. Grace, Jr. also holds stock options to acquire an additional 9,500 shares of Common Stock which may be issued to him within a 60-day period. Mr. Grace, Jr. also holds stock warrants to acquire an additional 18,706 shares and 5,393 shares expiring March 2003 and April 2003, respectively. Mr. Grace, Jr. disclaims beneficial ownership of all shares owned by his spouse, by him as trustee for the benefit of family members, by his children, and by The Anglo American Security Fund, L.P. described herein.

  John S. Grace has beneficial ownership of 119,310 shares of Common Stock and 22,571 shares of Preferred Stock. Of the Common Stock amount, 17,087 shares are owned by John S. Grace directly, including 1,237 shares held by virtue of Mr. Grace's ability to convert $20,000 principal amount of the Debentures to Common Stock within a 60-day period; 41,991 shares are held by virtue of the ability of The Anglo American Security Fund L.P. (of which John S. Grace is a general partner) to convert $679,000 principal amount of the Debentures to Common Stock within a 60-day period; 1,299 shares are held by virtue of the ability of Florida & Asia Consulting, Inc. (Lola Grace, the spouse of Mr. Grace, is the sole stockholder of Florida & Asia Consulting, Inc.) to convert $21,000 principal amount of the Debentures to Common Stock within a 60-day period; 43,878 shares are held by virtue of the ability of Sterling Grace Capital Management, L.P. (John S. Grace is Chairman of Sterling Grace Corporation, the general partner of Sterling Grace Capital Management, L.P.) to convert 22,571 shares of the Preferred Stock to Common Stock within a 60-day period and 9,055 shares are held in an individual retirement account for Mr. Grace's benefit. Mr. Grace also holds stock options to acquire an additional 6,000 shares of Common Stock. Mr. Grace disclaims beneficial ownership of all shares held by trustees for the benefit of members of his family and The Anglo American Security Fund L.P.

  Peter N. Bennett has beneficial ownership of 88,409 shares of Common Stock and 43,935 shares of Preferred Stock. The figure set forth in the table includes shares held by virtue of the ability of Mr. Bennett to convert 43,935 shares of the Preferred Stock to 85,409 shares of Common Stock within a 60-day period. Also included in the figure set forth in the table are 3,000 shares of Common Stock which may be issued to Mr. Bennett within 60 days hereof upon the exercise of his existing exercisable stock option.

  The Bank of Butterfield (the "Bank") has beneficial ownership of an aggregate 327,326 shares of Common Stock and 16,863 shares of Preferred Stock as trustee of various trusts. Of the Common Stock amount 32,781 shares are held by virtue of the Bank's ability, as trustee, to convert 16,863 shares of the Preferred Stock to Common Stock within a 60-day period.

  First United Securities Limited ("FUSL") has beneficial ownership of an aggregate of 134,811 shares of Common Stock, as trustee of various trusts, and no shares of Preferred Stock. Of the Common Stock amount 8,101 shares are held by virtue of the ability of FUSL to convert $131,000 principal amount of the Debentures to Common Stock within a 60-day period.

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

  Thomas McPartland holds non-qualified stock options to acquire 20,000 shares of Common Stock within a 60-day period.

  Yuri I. Pripatchkin holds non-qualified stock options to acquire 20,000 shares of common stock. These options are not-exercisable until October 2002.

  Ronald N. Cerny has beneficial ownership of 8,884 shares of Common Stock and no shares of Preferred Stock. Of the Common Stock amount, 3,000 shares are held directly and 884 shares are held in the Company's 401(k) Plan. Also included in the figure set forth in the table are stock options to acquire 5,000 shares of Common Stock within a 60-day period.

  Andrew M. O'Shea has beneficial ownership of 8,601 shares of Common Stock and no shares of Preferred Stock. Of the Common Stock amount, 7,700 shares are held directly, and 901 shares are held in the Company's 401(k) Plan.

  Represents less than one percent (1%) of the Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Moscow Broadband Communication Limited

At February 28, 1999, the Company owned 50% of Treglos Investments Limited ("Treglos") which owned an investment in the Institute for Automated Systems ("IAS"), a Russian telecommunications company. At that date, Oliver R. Grace, Jr., the Company's President and Chief Executive Officer, and his brother John S. Grace, a Director of the Company, each owned directly and indirectly approximately 22% of Treglos. Treglos has since changed its name to Moscow Broadband Communication Limited (Moscow Broadband).

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

During January 2000 through March 2000, Moscow Broadband conducted a private placement of its common stock in which it raised $18,000,000 in gross cash proceeds. The Company invested $4,500,000 in this private placement, including the conversion of $500,000 of unrecorded accounts receivable from Moscow Broadband into Moscow Broadband stock. In addition, entities formed for the benefit of Oliver R. Grace, Jr. and John S. Grace, or their families, invested $6,090,000, including the conversion of $475,000 of receivables from Moscow Broadband into Moscow Broadband stock. Francis E. Baker, the Company's Chairman, invested $500,000, Thomas McPartland, a Director invested $500,000, James J. Pinto, a Director, directly and indirectly invested $600,000, Peter N. Bennett, a Director invested $200,000 and Andrew M. O'Shea, the Company's Chief Financial Officer, invested $10,000. Also, the daughter of Louis A. Lubrano, a Director, invested $100,000.

The accounts receivable to the Company and the Grace-controlled interests, as well as to one other investor, represented a portion of amounts paid into Moscow Broadband from 1995 through 1999.

During fiscal 2000, the Company allocated $203,696 of expenses to Moscow Broadband for administrative services provided. During January and February 2000, the Company allocated $46,833 of expenses to Moscow Broadband for administrative and due diligence services. Prior to January 2000, the Company did not allocate expenses to Moscow Broadband.

Other

During fiscal 2000, Oliver R. Grace, Jr., President and Chief Executive Officer, extended the Company a $1,000,000 loan for the purpose of increasing the Company's investment in Moscow Broadband. This loan which bears interest at the annual rate of 8.5% to be paid quarterly, and is secured by a first lien on real estate owned by a wholly-owned subsidiary of the Company had an original maturity date of August 2001 which has been extended to April 2002. In connection with the loan, Mr. Grace, Jr. also received a warrant to purchase 18,706 shares of the Company's stock at an exercise price of $16.04 per share.

During April 2000, the Company borrowed an additional $200,000 from Mr. Grace, Jr. in exchange for a 8.5% secured note and a warrant to purchase 5,393 shares of the Company's common stock at $11.13 per share. This note was repaid in April 2001.

During Fiscal 2001, the Company paid Mr. Grace, Jr. interest totaling $101,338 pursuant to these loans.

During fiscal 2001 the Company's Chairman and Secretary, Francis E. Baker, was granted a bonus in the form of the forgiveness of $111,743 of a $223,487 note payable from Mr. Baker to the Company. Mr. Baker remains indebted to the Company in the amount of $111,744 under terms of an unsecured non-interest bearing note which is due in June 2001. The original note was accepted by the Company in exchange for ownership of a life insurance policy at the approximate cash surrender value as of the date of the transaction.

Also, in April 2000, the Company borrowed $50,000 from Francis E. Baker, Chairman, in exchange for an unsecured demand note which bears interest at the rate of 10% per annum. These amounts were borrowed to enable the Company to meet its preferred dividend and interest payment requirements. These transactions were authorized by the Board's Executive Committee subject to approval of the Board.

The Company leases office space from a company owned by Oliver R. Grace, Jr., President and Chief Executive Officer, for which it paid $46,172 during the fiscal year ended February 28, 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

REPORTS ON FORM 8-K.

(a)1. Consolidated Financial Statements applicable to the Registrant contained in Item 8:

Andersen Group, Inc.

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

10.13 Peter Barker Service Agreement effective January 11, 1999.

    Settlement Agreement with between CAE (U.S.) Inc. ("CAE"); Ney Technology, Inc. f/k/a Ney Ultrasonics, Inc.; and Andersen Group, Inc.

21. Subsidiaries of the Registrant.*

23.1 Consent of PricewaterhouseCoopers LLP *

23.2 Consent of Deloitte & Touche LLP.*

  On January 16, 2001, the Company filed a Form 8-K to disclose that it was changing its independent accountants from Deloitte & Touche LLP to PricewaterhouseCoopers LLP.

*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 24, 2001.

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

NAME	TITLE	DATE

/s/ Francis E. Baker Francis E. Baker	Chairman, Secretary and Director	May 24, 2001
/s/ Oliver R. Grace Oliver R. Grace	President, Chief Executive Officer and Director	May 24, 2001
/s/ Peter N. Bennett Peter N. Bennett	Director	May 24, 2001
/s/ John S. Grace John S. Grace	Director	May 24, 2001
/s/ Louis A. Lubrano Louis A. Lubrano	Director	May 24, 2001
/s/ Thomas McPartland Thomas McPartland	Director	May 24, 2001
/s/ James J. Pinto James J. Pinto	Director	May 24, 2001
/s/ Yuri I. Pripatchkin	Director	May 24, 2001
Yuri I. Pripatchkin

REPORT OF THE INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULES

To the Stockholders and Board of Directors

Andersen Group, Inc.

Our audit of the consolidated financial statements referred to in our report dated May 24, 2001 appearing in this Form 10-K of Andersen Group, Inc. and its subsidiaries also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Hartford, Connecticut

May 24, 2001

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors

Andersen Group, Inc.

New York, NY

We have audited the consolidated balance sheet of Andersen Group, Inc. and subsidiaries as of February 29, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended February 29, 2000 and February 28, 1999, and have issued our report thereon dated May 3, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the fiscal 2000 and 1999 financial statement schedules of Andersen Group, Inc. and subsidiaries, listed in Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the fiscal 2000 and 1999 basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte and Touche LLP

Hartford, Connecticut

May 3, 2000

ANDERSEN GROUP, INC.

Schedule I - Condensed Financial Information of the Registrant

Condensed Balance Sheets

February 28, 2001 and February 29, 2000

(amounts in thousands)

	2001	2000
Assets
Current assets:
Cash and cash equivalents	$757	$ 1,194
Marketable securities	40	851
Accounts and other receivables	129	194
Prepaid expenses and other assets	80	229
Deferred income taxes	-	400
Receivable from The J. M. Ney Company	1,798	258
Total current assets	2,804	3,126

Investment in The J. M. Ney Company	5,918	6,337
Subordinated note receivable and restricted receivables from The J.M. Ney Company	5,182	4,573
Investment in Moscow Broadband Communication Ltd.	3,354	4,084
Property, plant and equipment, net	2,083	2,190
Other assets	861	1,028
	$20,202	$21,338
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$ 638	$ 421
Accounts payable	182	289
Accrued liabilities	758	595
Deferred income tax	415	-
Total current liabilities	1,993	1,305

Long-term debt, less current maturities	2,645	3,086
Note payable to officer, net of unamortized discount	971	933
Other long-term liabilities	701	742
Deferred income taxes	444	10
Total liabilities	6,754	6,076
Commitments and contingencies (Note 7) Stockholders' equity:
Cumulative convertible preferred stock, no par value; authorized 800,000 shares; outstanding 201,201 in 2001 and 216,864 in 2000; liquidation preference $18.75 per share	3,742	4,033
Common stock, $.01 par value; authorized 6,000,000 shares, issued 2,065,811 in 2001 and 2,035,364 in 2000 and 1,958,478 shares in 1999	21	20
Additional paid-in capital	6,315	6,141
Treasury stock, at cost, 28,002 in 2000	-	(276)
Accumulated comprehensive loss	(47)	-
Retained earnings	3,417	5,344
Total stockholders' equity	13,448	15,262
	$20,202	$21,338

The accompanying notes are an integral part of this condensed financial information.

ANDERSEN GROUP, INC.

Schedule I - Condensed Financial Information of the Registrant

Condensed Statements of Operations

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

(amounts in thousands, except per share data)

Revenues:	2001	2000	1999
Investment income (loss) and other income	$ 698	$1,262	$(3,237)
Management fees and interest from The J.M. Ney Company	1,020	920	820
	1,718	2,182	(2,417)
Costs and expenses:
General and administrative	1,805	2,455	2,039
Interest expense	450	425	503
	2,255	2,880	2,542
(Loss) from continuing operations before income taxes and equity in earnings of The J.M. Ney Company and	(537)	(698)	(4,959)
equity in losses of Moscow Broadband Communication
Equity in losses of Moscow Broadband Communication	(730)	-	-
Loss from continuing operations before income taxes and equity in (loss) earnings of The J.M. Ney Company	(1,267)	(698)	(4,959)
Income tax benefit	(39)	(279)	(1,678)
Loss from continuing operations before equity in (loss) income of The J.M. Ney Company	(1,228)	(419)	(3,281)
Equity in (loss) income of The J.M. Ney Company	(395)	(568)	317
Net loss from continuing operations	(1,623)	(987)	(2,964)
Loss on sale of discontinued segment, net of income taxes	-	-	(116)
Net loss	(1,623)	(987)	(3,080)
Preferred dividends	(304)	(362)	(385)
Loss applicable to common shares	$(1,927)	$(1,349)	($3,465)

(Loss) per common share:
BASIC
Continuing operations	$(0.94)	$(0.70)	$(1.74)
Loss on sale of discontinued segment	-	-	(0.06)
Loss per common share, basic	$(0.94)	$ (0.70)	$(1.80)

DILUTED
Continuing operations	$(0.94)	$(0.70)	$(1.74)
Loss on sale of discontinued segment	-	-	(0.06)
Loss per common share, diluted	$(0.94)	$ (0.70)	$(1.80)

The accompanying notes are an integral part of this condensed financial information.

ANDERSEN GROUP, INC.

Schedule I - Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Years ended February 28, 2001, February 29, 2000, and February 28, 1999

(amounts in thousands)

	2001	2000	1999
Cash flows from operating activities:
Net loss	$(1,623)	$(987)	$(3,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in loss (earnings) of The J. M. Ney Company	395	568	(317)
Equity in losses of Moscow Broadband Communication	730	-	-
Depreciation, amortization and interest accretion	196	150	157
Deferred income taxes	1,249	378	(1,280)
Loss on sale of Ultrasonics segment	-	-	116
Net (gains) losses from securities	(168)	(268)	4,247
Purchases of securities	-	(174)	(1,336)
Proceeds from sales of securities	979	5,312	1,783
Gain on sale of property	-	-	(25)
Changes in operating assets and liabilities:
Accounts and notes receivable	65	36	(105)
Receivable from The J.M. Ney Company	(2,149)	(831)	-
Prepaid expenses and other assets	263	(226)	1
Accounts payable, accrued liabilities and other long-term obligations	12	302	(1,464)
Net cash (used in) provided by operating activities	(51)	4,260	(1,303)
Cash flows from investing activities:
Proceeds from sale of Ultrasonics segment	-	-	2,800
Purchase of property, plant and equipment	(21)	(20)	(22)
Proceeds from sale of property	-	-	223
Proceeds from sale of investments	-	317	-
Investment in Moscow Broadband Communication Ltd.	-	(4,000)	-
Net cash (used in) provided by investing activities	(21)	(3,703)	3,001
Cash flows from financing activities:
Principal payments on long-term debt	(424)	(315)	(727)
Repayments of short-term borrowings	-	(1,392)	(95)
Proceeds from issuance of secured note payable	200	1,000	-
Stock options exercised	74	10	50
Treasury shares sold (purchased), net	92	55	(352)
Officer loan repaid	-	50	-
Dividends paid	(307)	(385)	(401)
Net cash used in financing activities	(365)	(977)	(1,525)
Net (decrease) increase in cash and cash equivalents	(437)	(420)	173
Cash and cash equivalents, beginning of year	1,194	1,614	1,441
Cash and cash equivalents, end of year	$ 757	$1,194	$ 1,614
Supplemental disclosure of cash flow information
Cash paid (received) for:
Interest	$ 398	$ 437	$ 538
Income taxes, net	$ (140)	$ (140)	$ (210)

The accompanying notes are an integral part of this condensed financial information.

ANDERSEN GROUP, INC

Schedule I - Condensed Financial Information of the Registrant

Notes to Condensed Financial Information

February 28, 2001 and February 29, 2000

NOTE 1 - GENERAL

The Condensed Financial Information presented herein is required because the Registrant's wholly owned subsidiary, The J. M. Ney Company (JM Ney), entered into a Revolving Credit and Deferred Payment Sales Agreement with a commercial bank in October 1996 which was subsequently amended December 30, 1997 and October 12, 2000. This agreement contains covenants that limit the transfer of cash and other resources from JM Ney to the Registrant.

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

Certain reclassifications have been made to the prior year's financial statements to conform with the current year presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES

The Registrant and its wholly owned subsidiaries share certain administrative services. The costs of these services are allocated to the entity which receives the service. The following are among the types of services which have been provided to the Registrant by JM Ney: maintenance, accounting, human resources, and management information systems. Services provided by the Registrant to JM Ney include the following: legal, tax, and business advisory services. During FY98, JM Ney made a $4 million distribution to the Registrant in the form of an 8% junior subordinated note due January 31, 2005. Effective December 1997, the Registrant and JM Ney also entered into a Financial, Investment Banking and Professional Services Agreement under which, subject to JM Ney's compliance with certain covenants, JM Ney will pay the Registrant fees for defined services. The retainer for the first 15 months of this agreement was at the annual rate of $500,000. Thereafter, the retainer increases by $100,000 per year. The agreement runs through November 30, 2002. During FY01, FY00 and FY99, JM Ney incurred interest and management fees to the Registrant in the amounts of $1,020,000, $920,000 and $820,000, respectively under these two agreements. At February 28, 2001, earned but unpaid, interest and management fees from JM Ney totaling $1,182,000 were restricted from being paid by JM Ney under provisions contained within JM Ney's agreements with its primary bank.

Also, JM Ney is restricted from distributing its net assets to the Company, which at February 28, 2001 totaled approximately, $11,304,000.

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

NOTE 3 - LONG TERM DEBT

Long-term debt consists of the following (in thousands):

	February 28, 2001	February 29, 2000
Convertible subordinated debentures, due October 2007; interest at 10.5%, payable semi-annually;
annual principal payments in varying amounts through maturity, unsecured	$3,018	$3,435
Notes payable to officer, $1,000,000 due April 2002; $200,000 due August 2001, interest at 8.5% payable quarterly, secured by a lien on real estate	1,200	1,000
Other	65	72
	4,283	4,507
Less unamortized discount	(29)	(67)
	4,254	4,440
Less current maturities	(638)	(421)
	$3,616	$4,019

The terms of the 2007 convertible subordinated debentures call for the annual redemption of approximately $431,000 of principal. The debentures are convertible into common stock of the Company at any time prior to maturity, unless previously redeemed, at $16.17 per share, subject to adjustment under certain conditions. At February 28, 2001, 186,642 shares of common stock were reserved for conversion.

Maturities of long-term debt for each of the next five fiscal years are as follows as of February 28, 2001 (in thousands):

2002	$ 638
2003	1,440
2004	440
2005	440
2006	441
Thereafter	884

NOTE 4 - CUMULATIVE CONVERTIBLE PREFERRED STOCK

The Company's Series A Cumulative Convertible Preferred Stock (Preferred Stock), has an annual dividend rate of $1.50 per share, that is paid quarterly. The Preferred Stock is convertible into the Company's common stock at any time at a rate of 1.944 shares of common stock for each share of Preferred Stock, subject to certain adjustments. At February 28, 2001, 391,135 shares of common stock have been reserved for conversion.

During FY01 and FY00, 15,663 and 39,552 shares of the Preferred Stock were converted into 30,447 and 76,886 shares, respectively, of the Company's common stock.

Holders of the convertible preferred stock have no voting rights, except as required by applicable law and except when among other things, accrued and unpaid dividends on the convertible preferred stock are equal to or exceed the equivalent of six quarterly dividends payable on the convertible preferred stock such holders will be entitled to elect one director to the Company's board of directors until the dividend arrearage has been paid or amounts have been set apart for such payment. The convertible preferred stock is senior to the common stock with respect to dividends and liquidation events.

NOTE 5 - LITIGATION

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

ANDERSEN GROUP, INC.

Schedule II - Valuation and Qualifying Accounts

(Amounts in thousands)

		Additions
Description	Balance at beginning of year	Charged (credited) to costs and expenses	Charged to to other accounts	Deductions	Balance at end of year

February 28, 2001
Allowance for
doubtful account	$111	(7)		(27)(a)	$77
Reserve for returns	$ 80	(10)			$70
February 29, 2000
Allowance for doubtful account	$110	1	-	-	$111
Reserve for returns	$ 80	-	-	-	$ 80

February 28, 1999
Allowance for doubtful accounts	$130	(22)	-	2(a)	$110
Reserve for returns	$ 95	(15)	-	-	$ 80

  Write offs, net of recoveries.

EXHIBIT INDEX

Exhibit

No. Description Page

21. Subsidiaries of the Registrant. E-2

23.1 Consent of PricewaterhouseCoopers LLP E-3

23.2 Consent of Deloitte & Touche LLP. E-4

E-1

Exhibit 21

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

The J.M. Ney Company Delaware

New Jersey Precious Metals, Inc. Delaware

Garden State Refining, Inc. Delaware

ABC Moscow Broadband Communication Ltd. Cyprus

E-2

Exhibit 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Post-Effective Amendment No. 1 to Registration Statement on Form S-8 No. 333-17659 of Andersen Group, Inc. and its subsidiaries of our report dated May 24, 2001 relating to the consolidated financial statements as of and for the year ending February 28, 2001, which appears in this Form 10-K. We also consent to the incorporation by reference of our report dated May 24, 2001 relating to the financial statement schedule, which appears in this Form 10-K.

/s/PricewaterhouseCoopers LLP

Hartford, Connecticut

May 24, 2001

E-3

Exhibit 23.2

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Post-Effective Amendment No. 1 to Registration Statement No. 333-17659 of Andersen Group, Inc. and subsidiaries on Form S-8 of our reports dated May 3, 2000, relating to the consolidated financial statements and financial statement schedules as of February 29, 2000 and for the years ended February 29, 2000 and February 28, 1999 appearing in this Annual Report on Form 10-K of Andersen Group, Inc. and subsidiaries for the year ended February 28, 2001.

/s/Deloitte & Touche LLP

Hartford, Connecticut

May 24, 2001

E-4