Form 10-Q
period 2001-05-31
ANDERSEN GROUP INC
filed 2001-07-10
CIK 6383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of June 29, 2001, there were 2,078,134 shares of the Registrant's $.01 par value common stock outstanding.

Title Outstanding

Common Stock, $0.01 par value per share Authorized 6,000,000 shares; Issued 2,078,134

ANDERSEN GROUP, INC.

FORM 10-Q

TABLE OF CONTENTS

Page No.

Part I - Financial Information

Item 1- Financial Statements:

Consolidated Balance Sheets

May 31, 2001 (unaudited) and February 28, 2001 3

Consolidated Statements of Operations for the

Three Months Ended May 31, 2001 and 2000 (unaudited) 4

Consolidated Statements of Cash Flows for the

Three Months Ended May 31, 2001 and 2000 (unaudited) 5

Notes to Consolidated Financial Statements (unaudited) 6

Item 2 - Management's Discussion and Analysis of

Financial Condition and Results of Operations 8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk 10

Part II - Other Information

Item 1 - Legal Proceedings 10

Item 4 - Submission of Matters to a Vote of Security Holders 11

Item 6 - Exhibits and Reports on Form 8-K 11

Signatures 12

Part I. Financial Information

Item 1. Financial Statements

ANDERSEN GROUP, INC.

Consolidated Balance Sheets

(In thousands)

	May 31, 2001	February 28, 2001
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 1,438	$ 1,217
Marketable securities	197	96
Accounts and other receivables less
allowances of $81 and $77	5,002	5,475
Inventories	5,860	6,614
Prepaid expenses and other assets	834	767
Total current assets	13,331	14,169
Property, plant and equipment, net	9,008	9,345
Prepaid pension expense	4,785	4,809
Investments in Moscow Broadband Communication Ltd.	3,147	3,354
Other assets	1,344	1,399
	$31,615	$33,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ 527	$ 734
Note payable to officer, net of unamortized discount	989	-
Short-term borrowings	-	1,500
Accounts payable	579	833
Other current liabilities	1,552	1,861
Deferred income taxes	530	877
Total current liabilities	4,177	5,805

Long-term debt, less current maturities	2,634	2,654
Note payable to officer, net of unamortized discount	-	971
Subordinated note payable, net of unamortized discount	7,395	7,388
Other liabilities	1,926	1,895
Deferred income taxes	1,673	915

Total liabilities	17,805	19,628

Commitments and contingencies

Stockholders' equity:
Cumulative convertible preferred stock	3,634	3,742
Common stock	21	21
Additional paid-in capital	6,427	6,315
Retained earnings	3,728	3,417
Accumulated other comprehensive loss	-	(47)
Total stockholders' equity	13,810	13,448

	$31,615	$33,076

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

Three months ended

May 31, 2001 May 31, 2000
Revenues:
Net sales	$ 8,091	$ 9,466
Investment and other income	297	139

	8,388	9,605

Costs and expenses:
Cost of sales	5,139	6,962
Selling, general and administrative	1,386	1,509
Research and development	501	624
Interest expense	354	589

	7,380	9,684

Income (loss) before equity in losses of Moscow Broadband Communication Ltd., income taxes, and cumulative effect-type accounting adjustment	1,008	(79)
Equity in losses of Moscow Broadband Communication Ltd.	(207)	(115)

Net income (loss) before income taxes and cumulative effect-type accounting adjustment	801	(194)
Income tax expense (benefit)	370	(68)

Net income (loss) before transition accounting adjustment	431	(126)
Cumulative effect-type accounting adjustment - loss on derivative securities, net of income tax	(47)	-

Net income (loss)	384	(126)
Preferred dividends	(73)	(76)

Income (loss) applicable to common shares	$ 311	$ (202)

Earnings (loss) per common share:
Basic
Net income (loss) before cumulative effect-type accounting adjustment	$0.17	$(0.10)
Cumulative effect-type accounting adjustment	(0.02)	-
	$0.15	$(0.10)

Diluted
Net income (loss) before cumulative effect-type accounting adjustment	$0.17	$(0.10)
Cumulative effect-type accounting adjustment	(0.02)	-
	$0.15	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)
	Three Months Ended
May 31, 2001	May 31, 2000

Cash flows from operating activities:
Net income (loss)	$ 384	$ (126)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Equity in losses of Moscow Broadband Communication Ltd.	207	115
Depreciation, amortization and interest accretion	407	324
Deferred income taxes	411	(41)
Pension expense (income)	24	(15)
Net gains from marketable securities and investments	(23)	(77)
Purchases of marketable securities	(78)	-
Proceeds from sales of marketable securities	-	23

Changes in operating assets and liabilities:
Accounts and other receivables	473	(1,198)
Inventories	754	2,128
Prepaid expenses and other assets	52	201
Accounts payable	(254)	(338)
Accrued liabilities and other long-term obligations	(263)	(160)

Net cash provided by operating activities	2,094	836

Cash flows from investing activities:
Purchases of property and equipment	(77)	(364)
Net cash used in investing activities	(77)	(364)

Cash flows from financing activities:
Principal payments on long-term debt	(27)	(24)
(Repayment of) proceeds from issuance of secured note to officer	(200)	200
Repayment of short-term borrowings, net	(1,500)	(1,294)
Stock options exercised	4	74
Net sale of treasury stock	-	49
Preferred dividends paid	(73)	(76)

Net cash used in financing activities	(1,796)	(1,071)

Net increase (decrease) in cash and cash equivalents	221	(599)

Cash and cash equivalents - beginning of period	1,217	1,854

Cash and cash equivalents - end of period	$ 1,438	$ 1,255
The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

(1) Accounting Policies

The accompanying interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Andersen Group, Inc. and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 2001. The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. In addition, certain reclassifications have been made to the prior period financial information so that it conforms to the current period presentation.

(2) Inventories

Inventories consist of the following (in thousands):
May 31, 2001		February 28, 2001
Raw material	$ 160	$ 1,615
Work in process	5,072	5,349
Finished goods	6,092	6,414
	11,324	13,378
LIFO Reserve	(5,464)	(6,764)
	$ 5,860	$ 6,614

At May 31, 2001, the precious metal inventory levels of The J.M. Ney Company, which are valued on a LIFO basis, were lower than the prior fiscal year-end levels. Management has determined that most of these declines are permanent in nature and accordingly, the Consolidated Statement of Operations and the Consolidated Balance Sheet reflect a decrease in the cost of sales and the LIFO reserve, respectively in the amount of $1,300,000. At May 31, 2001, inventories included 3,585 troy ounces of gold; 7,274 troy ounces of silver; 1,852 troy ounces of platinum and 6,709 troy ounces of palladium. The gross value of inventory and the amount of the LIFO reserve at both May 31, 2001 and February 28, 2001 were based upon standard values of $265 per ounce for gold; $4.75 per ounce for silver; $610 per ounce for platinum and $875 per ounce for palladium.

  Investment in Moscow Broadband Communication Ltd.

The Company records its investment in Moscow Broadband Communication Ltd. ("Moscow Broadband")

using the equity method of accounting, initially using its cost basis. Moscow Broadband has a December 31 year end, and as a result the Company's equity in Moscow Broadband's results is reported on a two month lag. For the three months ended May 31, 2001, the Company recorded a loss of $207,000 which represents its 25% interest in Moscow Broadband's losses of $460,000 for the three months ended March 31, 2001, which in turn, include Moscow Broadband's 50% equity interest in the losses of ComCor TV for the same period.

At May 31, 2001, the carrying value of the Company's investment in Moscow Broadband was $3,147,000, and the Company's 25% equity in the net assets of Moscow Broadband was $3,528,000. The $381,000 difference is attributed to a non-depreciable asset that was transferred to ComCor-TV and will not result in the Company accreting the difference into its consolidated results of operations.

The following presents summarized financial information for Moscow Broadband and ComCor-TV for the three months ended March 31, 2001 (in thousands):

Statement of Operations Data: Moscow Broadband

Net loss before equity in losses of ComCor-TV	$(203)
Equity in losses of ComCor-TV	(626)

Net loss	($829)

ComCor-TV

Sales	$241
Cost of Sales	(523)
Selling, general and administrative expenses	(1,088)
Operating loss	1,370
Other income, net	23
Net loss before tax	1,347
Income tax benefit	94
Net loss	$(1,253)

(4) Income Taxes

Income tax expense represents an estimate of the effective income tax rate for the current fiscal year after considering valuation provisions, particularly with respect to the Company's ability to realize a tax benefit from its equity in the losses of Moscow Broadband.

(5) Earnings (Loss) Per Share

Earnings (loss) per share are computed based on the weighted average number of common and common equivalent shares outstanding. Diluted earnings per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive. For the three-month period ended May 31, 2001, the effect of such conversions was antidilutive.

(6) Business Segments and Export Sales

During the three months ended May 31, 2001, the Company operated in two segments, Electronics, which comprises the operations of The J.M. Ney Company ("J.M. Ney"), and Corporate, which includes the Company's investments, real estate and corporate administrative activities. Operating income consists of net sales, investment and other income, less cost of sales and selling, general and administrative expenses directly allocated to the industry segments. Corporate revenues consist of investment and other income not attributable to J.M. Ney. Corporate identifiable assets include marketable securities and assets not directly attributable to J.M. Ney.

Summarized financial information for business segments is as follows (in thousands):
Three months ended:	May 31, 2001	May 31, 2000

Revenues:
Electronics	$8,098	$9,473
Corporate	290	132
	$8,388	$9,605
Operating income (loss):
Electronics	$1,612	$ 731
Corporate	(250)	(221)
	$1,362	$ 510
Interest expense:
Electronics	$ 250	$ 474
Corporate	104	115
	$ 354	$ 589
Depreciation, amortization and accretion:
Electronics	$ 354	$ 276
Corporate	53	48
	$ 407	$ 324
Capital expenditures:
Electronics	$ 77	$ 364
Corporate	-	-
	$ 77	$ 364

As of:	May 31, 2001	February 28, 2001
Identifiable assets:
Electronics	$24,500	$25,772
Corporate	7,115	7,304
	$31,615	$33,076

Export sales for the three months ended May 31, 2001 and 2000 were $2,429,000 and $1,781,000, respectively. Such sales were made primarily to customers in Europe and the Pacific Rim.

During the three months ended May 31, 2001 and 2000, sales to a customer accounted for 11.9% and 14.8% of net sales, respectively. At May 31, 2001, accounts receivable from the customers represented 13.5% of consolidated net accounts receivable. Also, sales to another customer during the three months ended May 31, 2000 accounted for 13.7% of net sales.

  Related Party Transactions

  During the three months ended May 31, 2001, the Company repaid a $200,000 note payable to an officer. Also, during the quarter, the Company received $111,744 from the Company's Chairman as payment of an unsecured note.

  Supplemental Disclosure of Cash Flow Information

During the three months ended May 31, 2001, the Company issued 11,323 shares of its common stock from the conversion of 5,825 shares of its cumulative convertible preferred stock.

(9) Accounting for Derivatives and Hedging Activities

The Company uses derivative financial instruments primarily to hedge portions of precious metal fluctuations relating to fixed price sales contracts. The Company does not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (FAS 133) All derivatives are recognized on the balance sheet at their fair value and changes in fair value of derivatives are recorded in current period earnings.

The Company adopted FAS 133 on March 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a net-of-tax cumulative-effect loss adjustment of $47,000 in its Consolidated Statement of Operations to recognize the fair value of all derivatives in current period earnings.

(10) Subsequent Event

During June 2001, JM Ney paid down $4 million of its $7.5 million subordinated note payable. Sources of funds to make these repayments included reductions of accounts receivable and inventory, and usage of its revolving credit and deferred payment sales agreement with its commercial bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended May 31, 2001, the Company recorded net income applicable to common shareholders of $311,000 or $0.15 per share, basic and diluted. During the prior fiscal year's first quarter, the Company incurred a net loss of $202,000 or $0.10 per share, basic and diluted.

REVENUES

Total revenues for the quarter ended May 31, 2001 of $8,388,000 represents a 12.7% decline from the revenues for the comparable period in the prior fiscal year. The decrease was primarily due to a $1,275,000 decline in its net sales from The J.M. Ney Company (JM Ney), which was partly offset by a modest increase in investment and other income.

Net sales for the three months ended May 31, 2001 totaled $8,091,000, which represents a 14.5% decline from the prior fiscal year's first quarter. Declines in tooling sales and sales of stamped and insert-molded parts, as well as the increased use of lower palladium-containing products contributed to the lower level of sales. During the three months ended May 31, 2001 the average market price of palladium was approximately $711 per troy ounce, as compared to an average price of approximately $603 per troy ounce during the comparable prior year period. The use of lower palladium-containing alloys and newer manufacturing technologies helped reduce the number of ounces of palladium included in the billings from 4,972 troy ounces in the prior fiscal year to the current fiscal year fiscal quarter total of 3,500 troy ounces. The sales declines were noted primarily in the automotive and medical market sectors.

Investment and other income for the three months ended May 31, 2001 increased by $158,000 over the prior fiscal year's fiscal quarter totals. Increases in ultrasonic cleaning royalty revenue and gains within retirement trust accounts for which there are offsetting increases in administrative expenses, accounted for most of the change.

COST OF SALES

Cost of sales during the three months ended May 31, 2001 represented 63.5% of net sales, as compared to cost of sales during the prior fiscal year's first quarter which totaled 73.5% of net sales. The increase in gross margin from 26.5% to 36.5% is primarily attributable to net LIFO gains from decreased precious metals levels. A net reduction in cost of sales of $1,029,000 from metals level management which was largely due to recognized LIFO gains of $1,300,000, contributed 12.7% to the gross margin percentage. In the prior fiscal year, cost of sales were reduced by approximately $400,000, or 4.2% of sales from precious metals gains realized from closing out forward sales, deferred pricing, loans and put options.

Absent these metals gains, gross margins during the three month periods ended May 31, 2001 and 2000 would have been approximately 23.8% and 22.3% of net sales, respectively. This represents a decline of 8.6% of gross margin dollars on lower sales volumes. Lower sales of customer tooling, increased usage of lower palladium containing products and a change in pension expense accounted for this change.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended May 31, 2001 totaled $1,386,000, which is a decrease of 8.2% from the prior fiscal year's first quarter. Reduced personnel related costs, including commissions, at JM Ney were partially offset by increased deferred compensation expense as a result of appreciation within retirement trust accounts.

RESEARCH AND DEVELOPMENT EXPENSES

Research, development and engineering expenses during the three months ended May 31, 2001 totaled $501,000, which represents a 19.7% decrease from the prior year. This decline reflects the reduction in work force which JM Ney announced in February 2001.

INTEREST EXPENSE

Interest expense during the three months ended May 31, 2001 totaled $354,000, which is 39.9% lower than the costs incurred during the first quarter of the prior fiscal year. This decrease is primarily due to the absence of high cost palladium leases and deferred pricing borrowings which were noted the prior year, and to lower corporate level term debt balances.

INCOME TAX EXPENSE

Income taxes have been accrued based upon estimated effective tax rates for the fiscal year, after considering the valuation provisions particularly with respect to the Company's ability to realize a tax benefit from US equivalent losses of Moscow Broadband.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2001, the Company's consolidated cash and marketable securities totaled $1,635,000, which is a $322,000 increase from February 28, 2001 levels. This increase has been realized after repayment of $1,727,000 of borrowings. Reductions in inventory levels and accounts receivable contributed to the liquidity improvement.

As a result of covenants contained in its borrowing agreements, JM Ney is restricted from paying dividends or otherwise transferring funds to the Company outside the ordinary course of business except as defined in certain covenants. At May 31, 2001, JM Ney's working capital was $8,482,000 or 92.7% of consolidated net current assets, and its net worth, net of a $4 million subordinated note payable to the Company, totaled $6,766,000 or 49.0% of the Company's consolidated total.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to the following:

The Company has expanded its investment and business development activities in Russia. Economic and political developments in Russia could significantly impact both the return on, and the return of, capital employed. The price and volatility of precious metals, particularly palladium and gold, could impact the market for many of JM Ney's products, as users substitute less expensive materials.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company and JM Ney are exposed to market risk from changes in equity security prices, certain commodity prices, interest rates and from factors that impact equity investments in Russia, as discussed in the Company's Annual Report on Form 10-K for the year ended February 28, 2001. The following information is presented to update the status of the identified risks.

FOREIGN INVESTMENT RISK

The Company has an investment in Moscow Broadband with a carrying value of $3,147,000. Moscow Broadband's primary asset is an investment in ComCor-TV, a Moscow, Russia based broadband cable operator licensed to provide video, Internet and telephony to up to 1.5 million homes and businesses in Moscow. All such investments bear the specific economic, currency and political risks of this region.

The Company's investment in Moscow Broadband also bears the risk of the ability of Moscow Broadband to attract new capital to continue funding ComCor-TV's operations and systems buildout. As of May 31, 2001, ComCor-TV's operating results had not reached defined targets. Accordingly, there presently is no requirement for Moscow Broadband to provide additional funding to ComCor-TV. If there are no additional capital contributions by Moscow Broadband into ComCor-TV as a result of ComCor-TV's operating performance or Moscow Broadband's inability to raise additional financing to obtain the funds for such additional investment, then ComCor-TV's business plans could be affected or Moscow Broadband's equity in ComCor-TV could possibly be diluted.

COMMODITY RATE RISK

During the quarter ended May 31, 2001, the market price for gold ranged from $291 per troy ounce to $256 per troy ounce. At the same time, while the market price of palladium fluctuated from $815 per troy ounce to $630 per troy ounce. Such fluctuations impact selling prices and inventory purchase costs which can also affect reported profitability.

INTEREST RATE RISK

The interest cost of JM Ney's precious metal borrowings in the form of consignment leases or deferred pricing borrowing in recent years has experienced significant fluctuations. During the first quarter, the interest costs of such arrangements fell from an average of approximately 13% per annum in the comparable period in the prior year to less than 10% per annum during the quarter ended May 31, 2001. During most of the quarter, JM Ney did not have any precious metals borrowing, which served to reduce JM Ney's exposure to the effects of such leasing cost volatility.

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

No reports on Form 8-K were filed during the quarter ended May 31, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDERSEN GROUP, INC.

By: /s/ Oliver R. Grace, Jr.

Oliver R. Grace, Jr.

President and Chief Executive Officer

Date: July 10, 2001

By: /s/ Andrew M. O'Shea

Andrew M. O'Shea

Chief Financial Officer

Date: July 10, 2001

Exhibit 11

ANDERSEN GROUP, INC.

Statement Re: Computation of Per Share Earnings

(In thousands, except per share data)

	Three Months Ended	Three Months Ended
Calculation of basic earnings (loss)	May 31, 2001	May 31, 2000
per share:
Numerator for basic and diluted earnings per share:

Net income (loss)	$ 311	$ (202)

Denominator for basic earnings (loss) per share:
Weighted average number of shares outstanding during the period	2,072	2,043
Effect of dilutive securities	-	- (a)

Denominator for diluted earnings per share	2,072	2,043

Basic earnings (loss) per share	$0.15	$(0.10)

Diluted earnings (loss) per share	$0.15	$(0.10)

(a) For each the three month periods ended May 31, 2001 and 2000, the effect of outstanding stock options or the assumed conversion of subordinated convertible notes or cumulative convertible preferred stock was antidilutive.