Form 10-Q
period 2001-05-31
ANDERSEN GROUP INC
filed 2001-10-12
CIK 6383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of October 8, 2001, there were 2,078,134 shares of the Registrant's $.01 par value common stock outstanding.

Title Outstanding

Common Stock, $0.01 par value per share Authorized 6,000,000 shares; Issued 2,078,134

ANDERSEN GROUP, INC.

FORM 10-Q

TABLE OF CONTENTS

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Consolidated Balance Sheets

August 31, 2001 and February 28, 2001 3

Consolidated Statements of Operations for the

Three and Six Months Ended August 31, 2001 and 2000 4

Consolidated Statements of Cash Flows for the

Six Months Ended August 31, 2001 and 2000 5

Notes to Consolidated Financial Statements 6

Item 2 - Management's Discussion and Analysis of

Financial Condition and Results of Operations 8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk 10

Part II - Other Information

Item 1 - Legal Proceedings 11

Item 6 - Exhibits and Reports on Form 8-K 12

Signatures 13

Part I. Financial Information

Item 1. Financial Statements

ANDERSEN GROUP, INC.

Consolidated Balance Sheets

(In thousands)

	August 31, 2001	February 28, 2001
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 550	$ 1,217
Marketable securities	147	96
Accounts and other receivables, less
allowances of $71 and $77, respectively	3,996	5,475
Inventories	2,372	6,614
Prepaid expenses and other assets	763	767
Total current assets	7,828	14,169
Property, plant and equipment, net	8,835	9,345
Prepaid pension expense	4,761	4,809
Investment in Moscow Broadband Communication Ltd.	2,943	3,354
Other assets	1,149	1,399
	$25,516	$33,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ 497	$ 734
Notes payable to officer	1,000	-
Short-term borrowings	1,200	1,500
Accounts payable	477	833
Other current liabilities	1,215	1,861
Deferred income taxes	573	877
Total current liabilities	4,962	5,805

Long-term debt, less current maturities	2,644	2,654
Notes payable to officer, net of unamortized discount	-	971
Subordinated note payable, net of unamortized discount	1,481	7,388
Other liabilities	1,846	1,895
Deferred income taxes	1,425	915

Total liabilities	12,358	19,628

Commitments and contingencies

Stockholders' equity:
Cumulative convertible preferred stock	3,634	3,742
Common stock	21	21
Additional paid-in capital	6,427	6,315
Retained earnings	3,076	3,417
Accumulated other comprehensive losses	-	(47)
Total stockholders' equity	13,158	13,448

	$25,516	$33,076

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	August 31, 2001	August 31, 2000	August 31, 2001	August 31, 2000
Revenues
Net sales	$ 7,421	$ 9,894	$15,512	$19,360
Investment and other income	88	424	385	563

	7,509	10,318	15,897	19,923

Costs and expenses:
Cost of sales	6,192	7,478	11,331	14,440
Selling, general and administrative	1,022	1,695	2,408	3,204
Research and development	478	608	979	1,232
Interest expense	357	448	711	1,037

	8,049	10,229	15,429	19,913
Loss income from operations before equity in losses of unconsolidated subsidiary, income taxes and cumulative effect-type accounting adjustment	(540)	89	468	10
Equity in losses of Moscow Broadband Communication Ltd.	(204)	(201)	(411)	(316)
Net (loss) income before income taxes and cumulative effect-type accounting adjustment	(744)	(112)	57	(306)
Income tax (benefit) expense	(165)	(52)	205	(120)
Net loss before cumulative effect-type accounting adjustment	(579)	(60)	(148)	(186)
Cumulative effect-type accounting adjustment - loss on derivative securities , net of income tax	-	-	(47)	-

Net loss	(579)	(60)	(195)	(186)
Preferred dividends	(73)	(77)	(146)	(153)

Loss income applicable to common shares	$ (652)	$ (137)	$ (341)	$ (339)

(Loss) earnings per common share: Basic and diluted:
Net loss before cumulative effect-type accounting adjustment	$(0.31)	$(0.07)	$ (0.14)	$(0.17)
Cumulative effect-type accounting adjustment	-	-	(0.02)	-

	$(0.31)	$(0.07)	$ (0.16)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)
Six months ended
	August 31, 2001	August 31, 2000

Cash flows from operating activities:
Net loss	$ (195)	$ (186)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in losses of Moscow Broadband Communication Ltd.	411	316
Depreciation, amortization and accretion	845	840
Deferred income taxes	206	(35)
Pension expense (income)	48	(30)
Net losses (gains) from marketable securities	7	(236)
Purchases of marketable securities	(77)	-
Proceeds from sales of marketable securities	19	23
Changes in operating assets and liabilities:
Accounts and other receivables	1,479	(1,948)
Inventories	4,242	804
Prepaid expenses and other assets	121	230
Accounts payable	(356)	(264)
Accrued liabilities and other long-term obligations	(591)	(142)
Net cash provided by (used in) operating activities	6,159	(628)

Cash flows from investing activities:
Purchases of property and equipment, net	(134)	(429)
Net cash used in investing activities	(134)	(429)

Cash flows from financing activities:
Principal payments on long-term debt Proceeds from issuance of secured note to officer	(6,247) -	(49) 200
Repayment of short term debt, net	(300)	(154)
Stock options exercised	4	74
Net sales of treasury stock	-	51
Preferred dividends paid	(149)	(153)

Net cash used in financing activities	(6,692)	(31)

Net decrease in cash and cash equivalents	(667)	(1,088)

Cash and cash equivalents - beginning of period	1,217	1,854

Cash and cash equivalents - end of period	$ 550	$ 766

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

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Under the new rules, all business combinations are required to be accounted for using the purchase method. Goodwill and indefinite lived intangible assets are no longer amortized, but will be reviewed annually for impairment. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Management believes that the impact of these new pronouncements will be immaterial to the Company's consolidated financial statements.

(2) Inventories

Inventories consisted of the following (in thousands):
	August 31, 2001	February 28, 2001
Raw material	$ 829	$3,127
Work in process	3,515	5,349
Finished goods	4,378	6,414
Metals held on consignment	(2,668)	(1,512)
	6,054	13,378
LIFO Reserve	(3,682)	(6,764)
	$ 2,372	$ 6,614

At August 31, 2001, the precious metal inventory levels of The J.M. Ney Company ("JM Ney"), which are valued on a LIFO basis, were lower than the prior fiscal year-end levels. Management has determined that most of the declines noted in the first fiscal quarter, which ended May 31, 2001, are permanent in nature, and thus, in that quarter a LIFO liquidation gain of $1,300,000 was recorded from the use of lower cost basis inventory recorded in prior years. Decreases in the metals levels since May 31, 2001 have not been determined by management as being permanent in nature. Had such declines been considered permanent in nature, a LIFO liquidation gain of approximately $2,010,000 would have been recorded.

At August 31, 2001, inventories included 1,472 troy ounces of gold; 3,535 troy ounces of silver; 1,662 troy ounces of platinum and 3,302 troy ounces of palladium, net of precious metals owned by JM Ney's primary bank held pursuant to consignment borrowings and customer metals held on account.

  Investment in Moscow Broadband Communication Ltd.

The Company records its investment in Moscow Broadband Communication Ltd. ("Moscow Broadband")

using the equity method of accounting. Moscow Broadband has a December 31 year end and, as a result, the Company's equity in Moscow Broadband's results is reported on a two month lag. For the six months ended August 31, 2001, the Company recorded a loss of $411,000 which represents its 25% interest in Moscow Broadband's losses of $1,645,000 for the six months ended June 30, 2001, which in turn, include Moscow Broadband's 50% equity interest in the losses of ComCor-TV for the same period.

At August 31, 2001, the carrying value of the Company's investment in Moscow Broadband was $2,943,000, and the Company's 25% equity in the net assets of Moscow Broadband was $3,324,000. The $381,000 difference is attributed to a non-depreciable asset that was transferred to ComCor-TV and will not result in the Company accreting the difference into its consolidated results of operations.

The following presents summarized financial information for Moscow Broadband and ComCor-TV for the six months ended June 30, 2001 (in thousands):

Statement of Operations Data	Moscow Broadband

Net loss before equity in losses of ComCor-TV	$ (388)
Equity in losses of ComCor-TV	(1,257)

Net loss	$(1,645)

ComCor-TV

Sales	$ 485
Cost of sales	(977)
Selling, general and administrative expense	(2,253)
Operating loss	(2,745)
Other income, net	44
Net loss before tax	(2,701)
Income tax benefit	188

Net loss	$(2,513)

(4) Income Taxes

Income tax expense represents an estimate of the effective income tax rate for the current fiscal year after considering valuation provisions, particularly with respect to the Company's ability to realize a tax benefit from its equity in the losses of Moscow Broadband.

(5) (Loss) Earnings Per Share

Losses per share are computed based on the weighted average number of common and common equivalent shares outstanding. Diluted earnings per share assumes full conversion of all convertible securities into common shares at the later of the beginning of the applicable period or date of issuance, unless antidilutive. For each of the three and six-month periods ended August 31, 2001 and 2000, the effects of such conversions were antidilutive.

(6) Business Segments and Export Sales

During the six months ended August 31, 2001, the Company operated in two segments: Electronics, which comprises the operations of JM Ney; and Corporate, which includes the Company's investments, real estate and corporate administrative activities. Operating income consists of net sales, investment and other income, less cost of sales and selling, general and administrative expenses directly allocated to the industry segments. Corporate revenues consist of investment and other income not attributable to JM Ney. Corporate identifiable assets include marketable securities and short-term investments, and assets not directly attributable to JM Ney.

Summarized financial information for business segments is as follows (in thousands):

Six months ended:	August 31, 2001	August 31, 2000

Revenues:
Electronics	$15,506	$19,373
Corporate	391	550
	$15,897	$19,923
Operating income (loss):
Electronics	$1,649	$1,325
Corporate	(470)	(278)
	$1,179	$1,047

Interest expense:
Electronics	$ 505	$ 805
Corporate	206	232
	$ 711	$ 1,037
Depreciation, amortization and accretion:
Electronics	$ 745	$ 742
Corporate	100	98
	$ 845	$ 840
Capital expenditures:
Electronics	$ 134	$ 429
Corporate	-	-
	$ 134	$ 429

As of:	August 31, 2001	February 28, 2001
Identifiable assets:
Electronics	$18,844	$25,772
Corporate	6,672	7,304
	$25,516	$33,076

Export sales for the six months ended August 31, 2001 and 2000 were $4,430,000 and $4,160,000, respectively. Such sales were made primarily to customers in Canada, Europe and the Pacific Rim.

During the six month periods ended August 31, 2001 and 2000, sales to a single customer accounted for 11.7% and 14.1% of net sales, respectively. At August 31, 2001, accounts receivable from another of JM Ney's customers accounted for 11.6% of consolidated net accounts and other receivables.

(7) Related Party Transactions

During the six months ended August 31, 2001, the Company repaid a $200,000 note payable to an officer. Also, in May 2001, the Company received $111,744 from the Company's Chairman as payment of an unsecured loan.

(8) Supplemental Disclosure of Cash Flow Information

During the six months ended August 31, 2000, the Company issued 11,323 shares of its common stock from the conversion of 5,825 shares of its cumulative convertible preferred stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended August 31, 2001, the Company incurred a net loss applicable to common shares of $652,000, or $0.31 per share, basic and diluted. During the prior fiscal year's second quarter, the Company reported a net loss applicable to common shares of $137,000, or $0.07 per share, basic and diluted.

Year-to-date for the six months ended August 31, 2001, the Company's reported losses totaled $341,000, or $0.16 per share, basic and diluted. For the comparable six month period in the prior fiscal year, the Company's net loss totaled $339,000, or $0.17 per share, basic and diluted.

REVENUES

Revenues for the three months ended August 31, 2001 totaled $7,509,000, which represents a 27.2% decline from the revenue reported for the three months period ended August 31, 2000. The decrease consists of a 25.0% decline in net sales from The JM Ney Company (JM Ney) and investment and other income which was $336,000 lower than the prior year's total of $424,000. For the six months ended August 31, 2001, a 19.9% decrease in sales from JM Ney, and investment and other income which was $178,000 lower than the comparable period in the prior fiscal year, resulted in total revenue of $15,897,000, which was 20.2% lower than the total revenue reported in the comparable period in the prior fiscal year.

Lower sales volume, particularly for certain telecommunications customers, and lower prices for palladium which is a key component in many of JM Ney's products, resulted in the lower sales. During the three and six month periods ended August 31, 2001, the average published prices per troy ounce of palladium were $530.00 and $620.00, respectively, as compared to average prices of $669.20 and $636.25, respectively in the corresponding periods of the prior fiscal year. During the six months period ended August 31, 2001, the products J.M. Ney sold contained approximately 6,675 troy ounces, as compared to 9,938 troy ounces in the prior fiscal year. This decline reflects both lower sales volume and the increased use of lower palladium containing products as a result of new production technologies and internally-developed precious metal alloys.

Investment income for the six months ended August 31, 2001 totaled $385,000, as compared to $563,000 in the comparable period in the prior fiscal year. Declines in portfolio gains, due to the greatly reduced portfolio from prior year sales, lower rental income and losses in deferred compensation accounts held by the Company were only partially offset by increases in royalty income attributable to the Company's former Ultrasonic cleaning operations. The deferred compensation account declines are also reflected in lower administrative expenses.

COST OF SALES

For the three months ended August 31, 2001, cost of sales represented 83.4% of net sales, as compared to cost of sales during the comparable period in the prior fiscal year, which were 75.6% of net sales. This has resulted in gross margins of $1,229,000 in the current quarter, as compared to $2,486,000 in the prior fiscal year's second quarter. Year-to-date through August 31, 2001, gross margins total $4,181,000 or 27.0% of net sales, as compared to gross margins of $4,920,000, or 25.4% of net sales in the prior year. The declines in gross margin amounts reflects the lower level of shipment activity year-to-date as described.

During the three month period ended August 31, 2001, gross margins were impacted due to the non-replacement of certain portions of JM Ney's precious metals. Had these metals been replaced at average market prices during the quarter, cost of sales would have been reduced by approximately $506,000 or 6.8% of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended August 31, 2001 totaled $1,022,000, which represents a 39.7% decrease from the prior fiscal year's second quarter. Year-to-date through August 31, 2001, these expenses total $2,408,000, which is 24.8% lower than the expenses incurred in the prior fiscal year. Decreases in personnel-related costs at J.M. Ney, lower legal costs and lower deferred compensation expense, as a result of declines in the value of certain retirement trust accounts, all contributed to the lower expense levels.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses totaled $478,000 and 979,000, respectively, for the three and six months ended August 31, 2001. This represents reductions in costs of 21.4% and 20.5%, respectively. These decreases relate to lower personnel costs, depreciation and other operating expenses of these departments.

INTEREST EXPENSE

Interest expense for the three and six month periods ended August 31, 2001totaled $357,000 and $711,000, respectively. These totals represent decreases in costs of 20.3% and 31.4% respectively. However, during the three and six month periods in the current year, pre-payments of term financing have resulted in accelerated write-offs of deferred financing costs which are represented on the consolidated balance sheet by either discounts on the debt, or as deferred charges in other assets. Such non-cash interest charges totaled $176,000 for the six months ended August 31, 2001, as compared to $62,000 in the comparable period in the prior fiscal year. Thus, year-to-date cash and accrued interest expense of $535,000 is 45.1% lower than the prior year's levels. This decline is due to lower amounts of borrowings on JM Ney's subordinated note payable, which was accomplished primarily from lower inventory and accounts receivable levels. The Company also lowered its borrowing costs as annual sinking fund payments on its 10.5% subordinated debentures are made. In addition, in the prior year, JM Ney's interest expense was increased through higher costs of palladium consignment as deferred purchase borrowings due to accelerating palladium prices and lease rate.

INCOME TAX EXPENSE/BENEFIT

Income taxes have been accrued based upon estimated effective tax rates for the fiscal year, after considering certain valuation provisions, particularly with respect to the Company's ability of realizing future tax benefits from its equity in the losses of Moscow Broadband.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2001, the Company's consolidated cash and marketable securities totaled $697,000, which is a $616,000, or 46.9% , decrease from February 28, 2001 levels. Management believes its funding resources are adequate to meet its operating, debt service and preferred dividend obligations. Such funding resources include cash and short term investments and from projected earnings from JM Ney. At August 31, 2001, J.M. Ney had borrowing availability of $4,900,000 under its revolving line of credit. Consolidated term debt borrowings were reduced by $6,247,000 during the first six months of the fiscal year as a result of reductions in accounts receivables and inventories, net of an increase in line of credit borrowings. The increased line of credit borrowings were effected through increased levels of precious metal consignment leases, which serve to reduce the amount of owned inventory.

As a result of covenants contained in its borrowing agreements, J.M. Ney is restricted from paying dividends, or otherwise transferring funds to the Company outside the ordinary course of business except as defined in, or permitted by, certain provisions of the agreements. At August 31, 2001, JM Ney's working capital was $3,239,000 or 113% of consolidated working capital, and its net worth, prior to intercompany liabilities owed to the Company totaled $8,343,000, or 63.4% of the Company's consolidated total.

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

FOREIGN INVESTMENT RISK

The Company has an investment in Moscow Broadband with a carrying value at August 31, 2001 of $2,943,000. Moscow Broadband's primary asset is a 50% ownership interest in ComCor-TV, a Moscow, Russia based broadband cable operator licensed to provide video, Internet and telephony to up to 1.5 million homes and businesses in Moscow. The Company's investment in Moscow Broadband also bears the risk that Moscow Broadband may be unable or unwilling to continue funding ComCor-TV's operations and systems buildout. As of August 31, 2001, ComCor-TV's operating results had not reached defined operating and financial conditions. Accordingly, there presently is no requirement for Moscow Broadband to provide additional funding to ComCor-TV under the General Agreement governing the relationship between Moscow Broadband, ComCor-TV and COMCOR. If there are no additional capital contributions by Moscow Broadband into ComCor-TV as a result of either its choice not to make such capital contributions or its inability to raise additional financing, then there is the risk that the City of Moscow may reduce or revoke ComCor-TV's licenses and permits, that ComCor-TV may not be able to meet its operating expenses, or Moscow Broadband's equity interest in ComCor-TV could possibly be diluted if ComCor-TV obtains funding elsewhere.

Subsequent to August 31, 2001, Moscow Broadband retained an investment banking firm to assist in raising additional equity capital for the intended purpose of making additional equity contributions into ComCor-TV. Moscow Broadband and COMCOR, which each own 50% of ComCor-TV, are also planning to provide short-term financing to ComCor-TV to assist ComCor-TV in meeting its operating and system build-out cash flow requirements.

COMMODITY RATE RISK

During the six months ended August 31, 2001, the price of palladium as measured by the daily Second London fixings, fluctuated from a high of $815.00 per troy ounce, to a low of $438.00 per troy ounce. It has subsequently fallen to approximately $325 per troy ounce. This volatility impacts selling prices and can affect profitability through changes in the demand for JM Ney's products, from increased costs to replace metals sold, and by the corresponding volatility in precious metal lease rates, through increased interest expense on palladium consignment leases.

Although the market price for gold has not been as volatile during the six month period, having ranged from approximately $255.95 an ounce to $291.25 per ounce, volatility in the price of this metal can have similar effects, including affecting JM Ney's LIFO management strategies.

As noted in Note 3 to the Consolidated Financial Statements as of August 31, 2001, certain of JM Ney's precious metals inventory levels were less than the prior fiscal year end levels. Such declines have not been characterized by management as being permanent in nature, and thus, additional LIFO gains have not been recognized.

INTEREST RATE RISK

The interest cost of JM Ney's use of precious metal consignment leases in recent years has experienced significant fluctuations. During the six months ended August 31, 2001, the interest costs of such arrangements ranged from 2.75% per annum to 18.0% per annum. At August 31, 2001, JM Ney had precious metals consignment borrowings of 2,200 ounces of palladium; 1,935 ounces of gold and 2,311 ounces of silver.

JM Ney had $1,200,000 of short-term cash borrowings all of which were subject to changes in interest rates within one month. While rates have been going down, including two specific rate cuts since August 31, 2001, there can be no assurance that this trend will continue.

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

James S. Cathers and Sylvia Jean Cathers, his wife v. Kerr Corporation, Whip-Mix Corporation,

The JM Ney Company and Dentsply Corporation, Inc.

In August 2001, the civil action against JM Ney relating to alleged negligence and product liability, in which the Plaintiff claimed damages from being exposed to asbestos and asbestos products, was dismissed in a summary judgment granted by the Court of Common Pleas of Alleghey County, Pennsylvania.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits required by Item 601 of Regulation S-K:

Exhibit Description

Exhibit 11 Statement re: Computation of Per Share Earnings.

(b) No reports on Form 8-K were filed during the quarter ended August 31, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDERSEN GROUP, INC.

By: /s/ Oliver R. Grace, Jr.

Oliver R. Grace, Jr.

President and Chief Executive Officer

Date: October 11, 2001

By: /s/ Andrew M. O'Shea

Andrew M. O'Shea

Vice President and Chief Financial Officer

Date: October 11, 2001

Exhibit 11

ANDERSEN GROUP, INC.

Statement Re: Computation of Per Share Earnings

(In thousands, except per share data)

Calculation of basic earnings	Three Months Ended August 31, 2001	Three Months Ended August 31, 2000	Six Months Ended August 31, 2001	Six Months Ended August 31, 2000
per share:
Numerator for basic and diluted earnings per share:

Net loss	$(652)	$(137)	$(341)	$(339)

Denominator for basic earnings per share:
Weighted average number of shares Outstanding during the period	2,078	2,055	2,075	2,047

Effect of dilutive securities	- (a)	- (a)	- (a)	- (a)
Denominator for diluted earnings per share	2,078	2,055	2,075	2,047

Basic earnings per share	$(0.31)	$(0.07)	$(0.16)	$(0.17)

Diluted earnings per share	$(0.31)	$(0.07)	$(0.16)	$(0.17)

a) For each of the three and six month periods ended August 31, 2001 and 2000, the effect of outstanding stock options, or the assumed conversion of subordinated convertible notes or cumulative preferred stock, were anti-dilutive.