Form 10-Q
period 2001-11-30
ANDERSEN GROUP INC
filed 2002-01-14
CIK 6383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of January 4, 2002, there were 2,093,661 shares of the Registrant's $.01 par value common stock outstanding.

Title Outstanding

Common Stock, $0.01 par value per share Authorized 6,000,000 shares; Issued 2,093,661

ANDERSEN GROUP, INC.

FORM 10-Q

TABLE OF CONTENTS

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Consolidated Condensed Balance Sheets

November 30, 2001 and February 28, 2001 3

Consolidated Condensed Statements of Operations for the

Three and Nine Months Ended November 30, 2001 and 2000 4

Consolidated Condensed Statements of Cash Flows for the

Nine Months Ended November 30, 2001 and 2000 5

Notes to Consolidated Condensed Financial Statements 6

Item 2 - Management's Discussion and Analysis of

Financial Condition and Results of Operations 9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk 12

Part II - Other Information

Item 1 - Legal Proceedings 12

Item 5 - Other Events 13

Item 6 - Exhibits and Reports on Form 8-K 14

Signatures 15

Part I. Financial Information

Item 1. Financial Statements

ANDERSEN GROUP, INC.

Consolidated Condensed Balance Sheets

(In thousands)

	November 30, 2001	February 28, 2001
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 635	$ 1,217
Marketable securities	152	96
Accounts and other receivables, less
allowances of $96 and $77, respectively	3,319	5,475
Inventories	1,958	6,614
Asset held for sale	1,692	-
Prepaid expenses and other assets	568	767
Total current assets	8,324	14,169
Property, plant and equipment, net	6,621	9,345
Prepaid pension expense	4,765	4,809
Investment in Moscow Broadband Communication Ltd.	2,760	3,354
Other assets	1,037	1,399
	$23,507	$33,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ 444	$ 734
Notes payable to officer	1,000	-
Short-term borrowings	-	1,500
Accounts payable	509	833
Other current liabilities	1,369	1,861
Deferred income taxes	546	877
Total current liabilities	3,868	5,805

Long-term debt, less current maturities	2,158	2,654
Notes payable to officer, net of unamortized discount	-	971
Subordinated note payable, net of unamortized discount	1,488	7,388
Other liabilities	1,838	1,895
Deferred income taxes	1,342	915

Total liabilities	10,694	19,628

Commitments and contingencies

Stockholders' equity:
Cumulative convertible preferred stock	3,497	3,742
Common stock	21	21
Additional paid-in capital	6,568	6,315
Retained earnings	2,727	3,417
Accumulated other comprehensive losses	-	(47)
Total stockholders' equity	12,813	13,448

	$23,507	$33,076

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(unaudited)
	Three months ended		Nine months ended
	November 30, 2001	November 30, 2000	November 30, 2001	November 30, 2000
Revenues:
Net sales	$ 6,234	$ 9,736	$21,746	$29,096
Investment and other (loss) income	75	(216)	460	347

	6,309	9,520	22,206	29,443

Costs and expenses:
Cost of sales	4,466	7,456	15,797	21,896
Selling, general and administrative	1,160	1,474	3,568	4,678
Research and development	471	585	1,450	1,817
Loss on asset held for sale	197	-	197	-
Interest expense	213	503	924	1,540

	6,507	10,018	21,936	29,931

(Loss) income from operations before equity in losses of unconsolidated subsidiary, income taxes and cumulative effect-type accounting adjustment	(198)	(498)	270	(488)
Equity in losses of Moscow Broadband Communication Ltd.	(183)	(203)	(594)	(519)
Net loss before income taxes and cumulative effect-type accounting adjustment	(381)	(701)	(324)	(1,007)
Income tax (benefit) expense	(102)	(232)	103	(352)

Net loss before cumulative effect- type accounting adjustment	(279)	(469)	(427)	(655)
Cumulative effect-type accounting adjustment - loss on derivative securities, net of income tax	-	-	(47)	-
Net loss	(279)	(469)	(474)	(655)
Preferred dividends	(70)	(75)	(216)	(228)

Loss applicable to common shares	($349)	($544)	($690)	($883)

Loss per common share:
Basic and diluted:
Net loss before cumulative effect- type accounting adjustment	($0.17)	($0.26)	($0.31)	($0.43)
Cumulative effect-type accounting adjustment	-	-	(0.02)	-
	($0.17)	($0.26)	($0.33)	($0.43)

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.

Consolidated Condensed Statements of Cash Flows

(In thousands)

(unaudited)
Nine months ended
	November 30, 2001	November 30, 2000

Cash flows from operating activities:
Net loss	($474)	($655)

Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Accrued loss on asset held for sale	197	-
Equity in losses of Moscow Broadband Communication Ltd.	594	519
Depreciation, amortization and accretion	1,238	1,210
Deferred income taxes	96	(139)
Pension expense income	44	(45)
Net losses (gains) from marketable securities and investments	2	14
Purchases of marketable securities	(77)	-
Proceeds from sales of marketable securities	19	93

Changes in operating assets and liabilities:
Accounts and other receivables	2,156	(1,369)
Inventories	4,656	1,363
Prepaid expenses and other assets	319	100
Accounts payable	(324)	(222)
Accrued expenses and other long-term obligations	(399)	(206)

Net cash provided by operating activities	8,047	663

Cash flows from investing activities:
Purchases of property and equipment, net	(184)	(506)

Net cash used in investing activities	(184)	(506)

Cash flows from financing activities:
Principal payments on long-term debt	(6,729)	(498)
Proceeds from issuance of secured note to officer	-	200
Repayment of short-term debt, net	(1,500)	(554)
Stock options exercised	6	74
Sale of treasury stock, net	-	58
Preferred dividends paid	(222)	(228)

Net cash used in financing activities	(8,445)	(948)

Net decrease in cash and cash equivalents	(582)	(791)

Cash and cash equivalents - beginning of period	1,217	1,854

Cash and cash equivalents - end of period	$ 635	$1,063
The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.

Notes to Consolidated Condensed Financial Statements

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

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Under the new rules, all business combinations are required to be accounted for using the purchase method. Goodwill and indefinite lived intangible assets are no longer amortized, but will be reviewed annually for impairment. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Management believes that these new pronouncements will have no impact to the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that the issuance of FAS 143 will have any impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management is evaluating the effect of this statement on the Company s results of operations and financial position.

(2) Inventories

Inventories consisted of the following (in thousands):
	November 30, 2001	February 28, 2001
Raw material	$ 923	$3,127
Work in process	2,750	5,349
Finished goods	4,972	6,414
Metals held on consignment	(3,005)	(1,512)
	5,640	13,378
LIFO Reserve	(3,682)	(6,764)
	$1,958	$ 6,614

At November 30, 2001, the precious metal inventory levels of The J.M. Ney Company ("JM Ney"), which are valued on a LIFO basis, were lower than the prior fiscal year-end levels. Management has determined that most of the declines noted in the first fiscal quarter, which ended May 31, 2001, are permanent in nature, and thus, in that quarter a LIFO liquidation gain of $1,300,000 was recorded from the use of lower cost basis inventory recorded in prior years. Decreases in the metals levels since May 31, 2001 have not been determined by management as being permanent in nature. Had such declines been considered permanent in nature, a LIFO liquidation gain of approximately $2,146,000 would have been recorded.

At November 30, 2001, inventories included 754 troy ounces of gold; 0 troy ounces of silver; 1,908 troy ounces of platinum and 2,701 troy ounces of palladium, net of precious metals owned by JM Ney's primary bank held pursuant to consignment borrowings and customer metals held on account.

  Investment in Moscow Broadband Communication Ltd.

The Company records its investment in Moscow Broadband Communication Ltd. ("Moscow Broadband")

using the equity method of accounting. Moscow Broadband has a December 31 year end and, as a result, the Company's equity in Moscow Broadband's results is reported on a two month lag. For the nine months ended November 30, 2001, the Company recorded a loss of $590,000 which represents its 25% interest in Moscow Broadband's losses of $2,362,000 for the nine months ended September 30, 2001, which in turn, include Moscow Broadband's 50% equity interest in the losses of ComCor-TV, an operator licensed to provide broadband cable television, high-speed Internet access, and data transmission up to 15 million residential and business customers within the city of Moscow, Russia, for the same period.

At November 30, 2001, the carrying value of the Company's investment in Moscow Broadband was $2,760,000, and the Company's 25% equity in the net assets of Moscow Broadband was $3,139,000. The $381,000 difference is attributed to a non-depreciable asset that was transferred to ComCor-TV and will not result in the Company accreting the difference into its consolidated results of operations.

The following presents summarized financial information for Moscow Broadband and ComCor-TV for the nine months ended September 30, 2001 (in thousands):

Statement of Operations Data	Moscow Broadband

Net loss before equity in losses of ComCor-TV	$ (584)
Equity in losses of ComCor-TV	(1,792)

Net loss	($2,376)

ComCor-TV

Sales	$ 774
Cost of sales	(1,483)
Selling, general and administrative expense	(3,197)
Operating loss	(3,906)
Other income, net	41
Net loss before tax	(3,865)
Income tax benefit	281

Net loss	($3,584)

(4) Asset Held for Sale

In November 2001, an agreement between Andersen Realty, Inc., a wholly-owned subsidiary of the Company and a private buyer under which the buyer would purchase Andersen Realty's 108,000 square foot office building located in Bloomfield, Connecticut for gross consideration for $1,900,000 and the assumption of a sewer lien on the property, became binding on both parties. The accompanying balance sheet reflects this asset and its net realizable value which considers the cost of the transaction. This transaction closed December 2001.

(5) Income Taxes

Income tax expense represents an estimate of the effective income tax rate for the current fiscal year after considering valuation provisions, particularly with respect to the Company's ability to realize a tax benefit from its equity in the losses of Moscow Broadband.

(6) (Loss) Earnings Per Share

Losses per share are computed based on the weighted average number of common and common equivalent shares outstanding. Diluted earnings per share assumes full conversion of all convertible securities into common shares at the later of the beginning of the applicable period or date of issuance, unless antidilutive. For each of the three and nine-month periods ended November 30, 2001 and 2000, the effects of such conversions were antidilutive.

(7) Business Segments and Export Sales

During the nine months ended November 30, 2001, the Company operated in two segments: Electronics, which comprises the operations of JM Ney; and Corporate, which includes the Company's investments, real estate and corporate administrative activities. Operating income consists of net sales, investment and other income, less cost of sales and selling, general and administrative expenses directly allocated to the industry segments. Corporate revenues consist of investment and other income not attributable to JM Ney. Corporate identifiable assets include marketable securities and short-term investments, and assets not directly attributable to JM Ney.

Summarized financial information for business segments is as follows (in thousands):

Nine months ended:	November 30, 2001	November 30, 2000

Revenues:
Electronics	$21,739	$29,114
Corporate	467	329
	$22,206	$29,443
Operating income (loss):
Electronics	$ 2,224	$ 1,785
Corporate	(1,030)	(733)
	$ 1,194	$ 1,052

Interest expense:
Electronics	$ 624	$ 1, 191
Corporate	300	349
	$ 924	$ 1,540
Depreciation, amortization and accretion:
Electronics	$ 1,103	$ 1,063
Corporate	135	147
	$ 1,238	$ 1,210
Capital expenditures:
Electronics	$ 184	$ 506
Corporate	-	-
	$ 184	$ 506

As of:	November 30, 2001	February 28, 2001
Identifiable assets:
Electronics	$17,369	$25,772
Corporate	6,138	7,304
	$23,507	$33,076

Export sales for the nine months ended November 30, 2001 and 2000 were $5,888,000 and $6,514,000, respectively. Such sales were made primarily to customers in Canada, Europe and the Pacific Rim.

During the nine month periods ended November 30, 2001 and 2000, sales to a single customer accounted for 12.1% and 13.8% of net sales, respectively. At November 30, 2001, accounts receivable from this customer accounted for 10.5% of consolidated net accounts and other receivables.

(8) Related Party Transactions

During the nine months ended November 30, 2001, the Company repaid a $200,000 note payable to an officer. Also, in May 2001, the Company received $111,744 from the Company's Chairman as payment of an unsecured loan.

(9) Supplemental Disclosure of Cash Flow Information

During the nine months ended November 30, 2001, the Company issued 25,650 shares of its common stock from conversions of 13,195 shares of its cumulative convertible preferred stock.

  Sale of The J. M. Ney Company

  In November 2001, the Company announced that it had reached a definitive agreement to sell substantially all of the operating assets and certain of the liabilities of J.M. Ney to a newly-formed, wholly-owned subsidiary of Deringer Mfg. Company (Deringer). The Company estimates that it will receive approximately $12 million in cash from Deringer from the sale. This amount does not include J.M. Ney's realization of proceeds from certain current assets, such as accounts receivable, that are not being purchased by Deringer. The exact purchase price to be paid by Deringer is dependent upon certain factors, including inventory levels, and precious metal prices as of the closing date of the transaction. J.M. Ney will also retain certain assets, including its overfunded pension plan and its Bloomfield, Connecticut manufacturing facility which it will lease to Deringer under terms of an eight-year lease to be signed at the closing of this transaction.

  This transaction remains subject to approval of the Company's shareholders, which the company hopes to obtain before the end of March 2002.

  Subsequent Event

In connection with the closing of the sale of Andersen Realty's building in December 2001 as mentioned in Note 4, the Company paid a $1,000,000 note due to its President. The building which was sold had served as collateral for this note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended November 30, 2001, the Company incurred a net loss applicable to common shares of $349,000, or $0.17 per share, basic and diluted. During the prior fiscal year's third quarter, the Company reported a net loss applicable to common shares of $544,000, or $0.26 per share, basic and diluted.

Year-to-date, for the nine months ended November 30, 2001, the Company's reported losses totaled $690,000, or $0.33 per share, basic and diluted. For the comparable nine month period in the prior fiscal year, the Company's net loss totaled $883,000, or $0.43 per share, basic and diluted.

REVENUES

Revenues for the three months ended November 30, 2001 totaled $6,309,000, which represents a 33.7% decline from the revenue reported for the three months period ended November 30, 2000. The decrease consists of a $3,502,000, or 36.0%, decline in net sales from The JM Ney Company (JM Ney) offset by an increase in investment and other income of $291,000. For the nine months ended November 30, 2001, a 25.3% decrease in sales from JM Ney, and investment and other income which was $113,000 more than the comparable period in the prior fiscal year, resulted in total revenue of $22,206,000, which was 24.6% lower than the total revenue reported in the comparable period in the prior fiscal year.

Lower sales volume, particularly for certain telecommunications customers, and lower prices for palladium which is a key component in many of JM Ney's products, resulted in the lower sales. During the three and nine month periods ended November 30, 2001, the average published prices per troy ounce of palladium were $369.00 and $536.50, respectively, as compared to average prices of $751.00 and $674.50 respectively in the corresponding periods of the prior fiscal year. During the nine month period ended November 30, 2001, the products JM Ney sold contained approximately 9,870 troy ounces, as compared to 14,590 troy ounces in the comparable period of the prior fiscal year. This decline reflects both lower sales volume and the increased use of lower palladium containing products as a result of new production technologies and internally-developed precious metal alloys.

Investment income for the nine months ended November 30, 2001 totaled $460,000, as compared to $347,000 in the comparable period in the prior fiscal year. Increased Ultrasonic royalty income in the first two fiscal quarters was partially offset by lower rental income from tenants of the Company's building which was sold in December 2001.

COST OF SALES

For the three months ended November 30, 2001, cost of sales represented 71.6% of net sales, as compared to cost of sales during the comparable period in the prior fiscal year, which were 76.6% of net sales. The lower sales volume more than offset the higher margin rates and has resulted in gross margins of $1,769,000 in the current quarter, as compared to $2,280,000 in the prior fiscal year's third quarter. Year-to-date through November 30, 2001, gross margins total $5,949,000 or 27.4% of net sales, as compared to gross margins of $7,200,000, or 24.7% of net sales in the prior year. The declines in gross margin amounts reflects the lower level of shipment activity year-to-date as described.

During the three month period ended November 30, 2001, gross margins were also impacted due to the non-replacement of certain portions of JM Ney's precious metals. Had these metals been replaced at average market prices during the quarter, cost of sales would have been reduced by approximately $148,000 or 2.4% of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended November 30, 2001 totaled $1,160,000, which represents a 21.3% decrease from the prior fiscal year's third quarter. Year-to-date through November 30, 2001, these expenses total $3,568,000 which is 23.7% lower than the expenses incurred in the prior fiscal year. Decreases in personnel-related costs at J.M. Ney, lower legal costs and lower deferred compensation expense, as a result of declines in the value of certain retirement trust accounts, all contributed to the lower expense levels.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses totaled $472,000 and $1,450,000, respectively, for the three and nine months ended August 31, 2001. This represents reductions in costs of 19.3% and 20.2%, respectively. These decreases relate to lower personnel costs, depreciation and other operating expenses of these departments.

INTEREST EXPENSE

Interest expense for the three and nine month periods ended November 30, 2001 totaled $213,000 and $924,000, respectively. These totals represent decreases from the prior year of 57.7% and 40.0%, respectively. However, during the three and six month periods in the current year, pre-payments of term financing have resulted in accelerated write-offs of deferred financing costs which are represented on the consolidated balance sheet by either discounts on the debt, or as deferred charges in other assets. Such non-cash interest charges totaled $176,000 for the nine months ended November 30, 2001, as compared to $62,000 in the comparable period in the prior fiscal year. Thus, year-to-date cash and accrued interest expense of $535,000 is 45.1% lower than the prior year's levels. This decline in interest costs is due to lower amounts of borrowings on JM Ney's subordinated note payable, which was accomplished primarily from lower inventory and accounts receivable levels. The Company also lowered its borrowing costs as annual sinking fund payments on its 10.5% subordinated debentures are made. In addition, in the prior year, JM Ney's interest expense was increased through higher costs of palladium consignment as deferred purchase borrowings due to accelerating palladium prices and lease rates.

INCOME TAX EXPENSE/BENEFIT

Income taxes have been accrued based upon estimated effective tax rates for the fiscal year, after considering certain valuation provisions, particularly with respect to the Company's ability of realizing future tax benefits from its equity in the losses of Moscow Broadband.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2001, the Company's consolidated cash and marketable securities totaled $787,000, which is a $526,000, or 40.1% , decrease from February 28, 2001 levels. Management believes its funding resources are adequate to meet its operating, debt service and preferred dividend obligations. Such funding resources include cash and short term investments, projected earnings from JM Ney and the net proceeds from the sale of real estate in December 2001. At November 30, 2001, JM Ney had borrowing availability of approximately $5,900,000 under its revolving line of credit. Consolidated term debt borrowings were reduced by $6,729,000 during the first nine months of the fiscal year, primarily as a result of reductions in accounts receivables and inventories, net of an increase in line of credit borrowings. The increased line of credit borrowings were effected through increased levels of precious metal consignment leases, which serve to reduce the amount of owned inventory.

As a result of covenants contained in its borrowing agreements, JM Ney is restricted from paying dividends, or otherwise transferring funds to the Company outside the ordinary course of business except as defined in, or permitted by, certain provisions of the agreements. At November 30, 2001, JM Ney's working capital was $3,244,000 or 73.2% of consolidated working capital, and its net worth, prior to intercompany liabilities owed to the Company totaled $11,947,000, or 93.2% of the Company's consolidated total.

During the quarter ended November 30, 2001, the Company announced that it had reached a definitive agreement to sell substantially all the operating assets and certain liabilities of JM Ney to a wholly-owned subsidiary of Deringer Mfg. Company (Deringer). The Company expects to receive approximately $12 million in cash proceeds from the sale, of which $600,000 will be placed in an escrow account to satisfy any potential claims that Derninger may have relating to inventory or the representations and warranties made by J.M. Ney and the Company. J.M. Ney expects to realize additional funds from the collection of accounts receivables and certain other current assets not being sold to Deringer. J.M. Ney will use proceeds from the sale and the liquidation of other certain assets to pay current liabilities not being assumed by Deringer, outstanding bank borrowings, expenses of the transaction and to repurchase warrants and options held by its bank and certain employees.

The Company is also a party to a certain letter agreement (the "Letter Agreement") dated November 26, 2001, which provides a framework for the Company to acquire complete control of ComCor-TV. ComCor-TV is an operator licensed to provide broadband cable television, high speed Internet access, and data transmission to up to 1.5 million residential and business customers within the City of Moscow, Russia. The Letter Agreement contemplates a series of proposed transactions by and among the Company, its minority (25%) owned affiliate, Moscow Broadband, OAO Moskovskaya Telecommunikatsionnaya Corporatsia ("COMCOR") and ComCor-TV (collectively, the proposed transactions being referred to as the "CCTV Transaction"). As further discussed in more detail under Item 5 in this Part II of this Form 10Q, if the CCTV Transaction is completed as contemplated in the Letter Agreement, the Company anticipates that it would devote the net proceeds from the sale of JM Ney's assets to meet the Company's obligations in the CCTV Transaction.

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such forward-looking statements contain a number of risks and uncertainties, including, but not limited to (i) economic and political developments in Russia and Eastern Europe; (ii) the ability of ComCor-TV to successfully implement its business plans, including the build-out of the network to access cable TV and Internet subscribers, and its ability to sign up such subscribers at or near planned levels, (iii) Moscow Broadband's ability to attract additional capital to further its investment in ComCor-TV, (iv) the ability for the Company to gain proper approvals and consents from its shareholders, bondholders, JM Ney's bankers and other parties whose consents are necessary to complete the sale of substantially all of JM Ney's assets to Deringer, (v) the ability of the Company to successfully complete negotiations and receive the necessary approvals to complete the CCTV Transaction (as defined within Part II, Item 5 of this Form 10-Q), (vi) changes in technology that would affect JM Ney's products, or affect the value of the ultrasonic cleaning technology on which contingent consideration is based; (vii) acceptance of new product developments and (viii) the price and volatility of precious metals. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company and JM Ney are exposed to market risk from changes in equity security prices, certain commodity prices, interest rates and factors that impact equity investments in Russia and the Ukraine, as discussed in the

Company's Annual Report on Form 10-K for the year ended February 28, 2001. The following information is presented to update the status of the identified risks.

FOREIGN INVESTMENT RISK

The Company has an investment in Moscow Broadband with a carrying value at November 30, 2001 of $2,760,000. Moscow Broadband's primary asset is a 50% ownership interest in ComCor-TV, a Moscow, Russia based broadband cable operator licensed to provide video, Internet and telephony to up to 1.5 million homes and businesses in Moscow. The Company's investment in Moscow Broadband also bears the risk that Moscow Broadband may be unable or unwilling to continue funding ComCor-TV's operations and systems buildout. As of November 30, 2001, ComCor-TV's operating results had not reached defined operating and financial conditions. Accordingly, there presently is no requirement for Moscow Broadband to provide additional funding to ComCor-TV under the General Agreement governing the relationship between Moscow Broadband, ComCor-TV and COMCOR. If there are no additional capital contributions by Moscow Broadband into ComCor-TV as a result of either its choice not to make such capital contributions or its inability to raise additional financing, then there is the risk that the City of Moscow may reduce or revoke ComCor-TV's licenses and permits, that ComCor-TV may not be able to meet its operating expenses, or Moscow Broadband's equity interest in ComCor-TV could possibly be diluted if ComCor-TV obtains funding elsewhere.

During the three months ended November 30, 2001, Moscow Broadband retained an investment banking firm to assist in raising additional equity capital for the intended purpose of making additional equity contributions into ComCor-TV. Moscow Broadband and COMCOR, which each own 50% of ComCor-TV, are also planning to provide short-term financing to ComCor-TV to assist ComCor-TV in meeting its operating and system build-out cash flow requirements.

COMMODITY RATE RISK

During the nine months ended November 30, 2001, the price of palladium as measured by the daily Second London fixings, fluctuated from a high of $815.00 per troy ounce, to a low of $315.00 per troy ounce. This volatility impacts selling prices and can affect profitability through changes in the demand for JM Ney's products, from increased costs to replace metals sold, and by the corresponding volatility in precious metal lease rates, through increased interest expense on palladium consignment leases.

Although the market price for gold has not been as volatile during the nine month period, having ranged from approximately $255.95 an ounce to $291.85 per ounce, volatility in the price of this metal can have similar effects, including affecting JM Ney's LIFO management strategies.

As noted in Note 3 to the Consolidated Financial Statements as of November 30, 2001, certain of JM Ney's precious metals inventory levels were less than the prior fiscal year end levels. Such declines have not been characterized by management as being permanent in nature, and thus, additional LIFO gains have not been recognized.

INTEREST RATE RISK

The interest cost of JM Ney's use of precious metal consignment leases in recent years has experienced significant fluctuations. During the nine months ended November 30, 2001, the interest costs of such arrangements ranged from 2.75% per annum to 18.0% per annum. At November 30, 2001, JM Ney had precious metals consignment borrowings of 2,792 ounces of palladium; 2,395 ounces of gold and 6,511 ounces of silver.

Part II. Other Information

Item 1. Legal Proceedings

Morton International, Inc. v. A.E. Staley Mfg. Co. et al. and Velsicol Chemical Corp. v. A.E. Staley Mfg. Co. et al

As originally reported in the Company's Form 10-K for the year ended February 28, 1997, in July 1996, two companion lawsuits were filed in the United States District Court for the District of New Jersey, by various owners and operators of the Ventron-Velsicol Superfund Site (Site). The lawsuits, which were subsequently consolidated, were filed under the Comprehensive Environmental Resource Compensation and Liability Act (CERCLA), the Resource Conservation and Recovery Act, the New Jersey Spill Act and New Jersey common law, alleging that the defendants (over 100 companies, including JM Ney) were generators of certain wastes allegedly processed at the site. In October 2001, upon agreement of the parties, the case was dismissed without prejudice and limited the plaintiffs ability to reinstate their claims for a minimum of three years. If the plaintiffs reinstate this case, given the legal and factual issues that remain outstanding, the Company currently has no basis to ascertain the range of loss, should any occur, with respect to an unfavorable outcome that may be considered unfavorable.

Item 5. Other Events

The Company is a party to the Letter Agreement dated November 26, 2001, which contemplates a proposed transaction by and among the Company, Moscow Broadband, COMCOR and ComCor-TV. The terms of the Letter Agreement provide a framework under which the Company would acquire substantially all of the capital interests of Moscow Broadband. The Letter Agreement also contemplates that the Company, directly or through Moscow Broadband or another designee of the Company, would acquire all of the capital interests of ComCor-TV. (Such transactions are collectively referred to as the "CCTV Transaction".) If the proposed CCTV Transaction is completed as currently contemplated, the Company would devote the net proceeds from the sale of JM Ney's assets to meet the Company's obligations in the CCTV Transaction.

Presently, Moscow Broadband owns approximately 50% of the capital interests of ComCor-TV. The other 50% of the capital interests of CCTV is owned by COMCOR. Upon execution of definitive documents by and among the Company, Moscow Broadband, COMCOR and CCTV, (i) Moscow Broadband will invest $5,000,000 in ComCor-TV in exchange for preferred shares of ComCor-TV which will convert into ordinary voting shares of ComCor-TV and (ii) COMCOR would contribute certain assets to ComCor-TV which, together with contributions previously made to ComCor-TV by COMCOR, would be valued at approximately $30,000,000. The assets would be contributed by COMCOR to ComCor-TV in exchange for ordinary voting shares of ComCor-TV. The preferred shares of ComCor-TV issued to Moscow Broadband will be converted to ordinary voting shares prior to the issuance of the ComCor-TV shares to COMCOR. The ordinary voting shares held by Moscow Broadband and COMCOR would be deposited with a custodian under an arrangement restricting the ability of each of Moscow Broadband and COMCOR to vote such shares pending completion of certain subsequent steps in the CCTV Transaction. Moscow Broadband has already advanced $2,000,000 to ComCor-TV in exchange for a note which ComCor-TV is obligated to repay. Repayment of this note will begin upon the earlier of 180 days after the advance or upon the additional $5 million investment by Moscow Broadband in ComCor-TV, described above.

Under the terms of the Letter Agreement, the Company would negotiate to acquire substantially all of the outstanding equity interests of Moscow Broadband not presently owned by it in exchange for shares of the Company's common stock. The Company and representatives of Moscow Broadband will determine whether this exchange will occur directly with the holders of Moscow Broadband's capital interests or through a merger with a newly created subsidiary. In addition, the Company and the representatives of Moscow Broadband will determine the aggregate value of the exchange or merger. Subject to the acquisition of the Moscow Broadband capital interests, the Company would issue shares of its common stock, valued at approximately $30,000,000, to COMCOR (or COMCOR's designee) in exchange for (i) the transfer of COMCOR's 50% capital interest in ComCor-TV to Moscow Broadband (or another designee of the Company) and (ii) the transfer of the assets to ComCor-TV by COMCOR, described above. The number of shares of the Company's common stock to be issued to COMCOR would depend upon the trading value of the Company's common stock at the time of the closing of the CCTV Transaction. Upon completion of the acquisition by the Company of the outstanding Moscow Broadband capital interests and the issuance of the Company's common stock to COMCOR, Moscow Broadband would contribute approximately $16,000,000 to ComCor-TV in exchange for ordinary voting shares of ComCor-TV. Some portion of the $16,000,000 investment by Moscow Broadband may be funded by the Company with proceeds from the sale of JM Ney's assets.

Under the terms contemplated in the Letter Agreement, the proposed CCTV Transaction is subject to a number of contingencies and conditions precedent including, but not limited to, the following:

- adoption by ComCor-TV of all corporate action necessary to issue shares of ComCor-TV to each of Moscow Broadband and COMCOR;

- the approval by appropriate Russian regulatory authorities of numerous steps in the Transaction including the issuance of ComCor-TV shares to Moscow Broadband;

- negotiation, approval, execution and delivery of definitive agreements and documents among the Company, Moscow Broadband, COMCOR and ComCor-TV;

- approval of the transaction by the Committee on Foreign Investment in the United States pursuant to the Exon-Florio Amendment;

- approval of the stockholders of the Company and Moscow Broadband; and

- the five-day average price of the Company's common stock remaining between $8 and $12 per share at the time of the closing of the CCTV Transaction.

Although Moscow Broadband has already advanced ComCor-TV $2,000,000, there can be no assurances that the remaining steps of the CCTV Transaction will occur or will occur as presently contemplated. If any of these conditions to the CCTV Transaction are not met or if possible, waived, the CCTV Transaction will not occur. In addition, the overall success of the CCTV Transaction may be dependent on the Company's ability to make continuing equity investments above and beyond that contemplated by the Letter Agreement in order to fund ComCor-TV's future operations.

The consummation of the CCTV Transaction, as contemplated, would cause substantial ownership dilution to the existing stockholders of the Company. For example, dilution to the Company's stockholders would occur upon the issuance of the Company's common stock to COMCOR as described above. Additional dilution to the Company's stockholders would occur upon the issuance of the Company's common stock to the Moscow Broadband holders in exchange for the Moscow Broadband capital interests described above. If the proposed CCTV Transaction is completed, certain officers, directors and stockholders of the Company who are also officers, directors and/or stockholders of Moscow Broadband would increase their ownership interests in the Company. There are additional, potential conflicts of interests, both direct and indirect, among the related parties to the CCTV Transaction. In addition, Yuri I. Pripachkin, the General Director of COMCOR, holds options to purchase the Company's common stock and is a member of the Board of Directors of the Company. Mr. Pripachkin and his affiliates own a controlling interest in COMCOR.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits required by Item 601 of Regulation S-K:

  Exhibit Description

  Exhibit 10.1 Letter Agreement dated November 26, 2001 by and among the Company, Moscow

  Broadband, Comcor-TV and COMCOR

  Exhibit 11.1 Statement re: Computation of Per Share Earnings.

  During the quarter ended November 30, 2001, the Company filed a Form 8-K to announce that it had entered into an Asset Purchase Agreement to sell substantially all the operating assets of its wholly-owned subsidiary,

The J. M. Ney Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDERSEN GROUP, INC.

By: /s/ Oliver R. Grace, Jr.

Oliver R. Grace, Jr.

President and Chief Executive Officer

Date: January 14, 2002

By: /s/ Andrew M. O'Shea

Andrew M. O'Shea

Chief Financial Officer

Date: January 14, 2002

Exhibit 11.1

ANDERSEN GROUP, INC.

Statement Re: Computation of Per Share Earnings

(In thousands, except per share data)

Calculation of basic earnings per share	Three Months Ended November 30, 2001	Three Months Ended November 30, 2000	Nine Months Ended November 30, 2001	Nine Months Ended November 30, 2000
Numerator for basic and diluted earnings per share:

Net loss	($349)	($544)	($690)	($ 883)

Denominator for basic earnings per share:
Weighted average number of shares outstanding during the period	2,086	2,057	2,078	2,050
Effect of dilutive securities (a)	-	-	-	-
Denominator for diluted earnings per share	2,086	2,057	2,078	2,050

Basic earnings per share	($0.17)	($0.26)	($0.33)	($0.43)

Diluted earnings per share	($0.17)	($0.26)	($0.33)	($0.43)

(a) For each of the three and nine month periods ended November 30, 2001 and November 30, 2000, the effect of outstanding stock options, or the assumed conversion of subordinated convertible notes or cumulative preferred stock, were anti-dilutive to the reported basis losses per share.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDERSEN GROUP, INC.

By:

Oliver R. Grace

President and Chief Executive Officer

Date: January 14, 2002

By:

Andrew M. O'Shea

Chief Financial Officer

Date: January 14, 2002