Form 10-K
period 2002-02-28
ANDERSEN GROUP INC
filed 2002-05-29
CIK 6383

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2002 or

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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the Registrant based upon the average bid and asked prices on May 2, 2002 as reported on The NASDAQ Stock Market, was approximately $10,100,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 2, 2002 there were 2,099,908 shares of Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

ANDERSEN GROUP, INC.

FORM 10-K

TABLE OF CONTENTS

PART I.

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder

Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III.

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART I

ITEM 1. BUSINESS.

Statement Regarding Forward Looking Disclosure and Risk Factors

Certain sections of this Annual Report on Form 10-K, including "Item 1. Business" and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations", may contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent our expectations or beliefs concerning future events.

Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "believes," "plans," "anticipates," "estimates," "expects" or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guarantees of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to those discussed below and elsewhere in this Annual Report on Form 10-K.

General

Andersen Group, Inc., referred to herein as the "Company" or the "Registrant", was incorporated under the laws of the State of Connecticut in 1951. On April 24, 1998, the Company re-incorporated to the State of Delaware. As used herein, "FY02", "FY01" and "FY00" reference the fiscal years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively.

The Company's activities have principally been in the areas of manufacturing and investments. Since February 1991, the Company's primary activities have been represented by its investment in The J.M. Ney Company ("JM Ney"), which at February 28, 2002 accounted for 80.3% of the Company's consolidated assets, and which represented 97.9% of the Company's consolidated revenues for the year ended February 28, 2002. During the past four fiscal years, JM Ney's principal activities consisted of the manufacture and sale of precious metal alloys, stamped parts and insert-molded parts which were sold to customers in the automotive, medical and industrial electronic industries. JM Ney previously also had a subsidiary which manufactured ultrasonic cleaning equipment, the assets of which were sold effective February 28, 1998, and a dental alloys distribution division which was sold in November 1995.

In November 2001, the Company reached a definitive agreement with Deringer Mfg. Company of Mundelein, Illinois to sell substantially all of the operating assets and certain liabilities of JM Ney. After the approval of the Company's shareholders and the consent of the holders of the Company's 10 1/2 % convertible subordinated debentures, the Company closed the transaction effective March 22, 2002.

Currently, the Company's primary investment is a 25% equity interest in ABC Moscow Broadband Communication Limited ("Moscow Broadband"), a Cyprus-based limited liability company which holds a 50% equity interest in ZAO ComCor-TV ("ComCor-TV"), a Russian company based in Moscow, Russia that is licensed to deliver cable television, high speed data transmission and Internet access and IP telephony to 1,500,000 homes and businesses in the Moscow region.

Recent Developments

In April 2002, the Company entered into agreements, subject to shareholder approval, under which the Company will acquire the 50% equity ownership of ComCor-TV presently owned by Moscow Telecommunications Company ("COMCOR") in exchange for approximately $28 million of the Company's common stock. The number of shares to be issued to purchase this equity will be determined based upon the average price of the Company's stock during a ten-day trading period prior to the closing of the transaction subject to the average share price being within the range of $8 to $12 per share. Either party has a right to terminate the agreement if the average share price is outside this defined range. The agreements require COMCOR to contribute defined operating assets and additional shares of the Institute for Automated Systems ("IAS"), a Russian telecommunications company, to ComCor-TV. The Company is required to acquire substantially all of the outstanding shares of Moscow Broadband that it currently does not own and to contribute additional cash and Moscow Broadband's remaining shares of IAS to ComCor-TV. At this date, the Company has not entered into any agreements or formalized any terms or plans to acquire additional ownership of Moscow Broadband. These transactions are subject to various regulatory and shareholder approvals. The Company expects to file the necessary proxy materials to effect a shareholder vote for these and transactions. If these transactions occur substantially as planned, both Moscow Broadband and ComCor-TV will be substantially wholly-owned by the Company and become consolidated subsidiaries of the Company.

ComCor-TV is currently dependent upon additional sources of capital. Without the capital to be provided by COMCOR, Moscow Broadband and the Company pursuant to the agreements, ComCor-TV may not be able to continue as a going concern, which could otherwise have a significant adverse affect on the reported value of the Company's investment in Moscow Broadband.

Industry Segment Information

Financial information regarding the Company's industry segments is contained in Note 17 to the Registrant's Consolidated Financial Statements contained in Item 8 herein.

Description of Business

During FY02, the Company operated in two business segments: Electronics and Corporate. The Electronics segment was comprised of the activities of JM Ney. The Corporate segment is comprised of investment activities.

Electronics Segment

Products. The Electronics segment, the assets of which were sold effective March 22, 2002, was a full-service, materials and parts supplier to various automotive, medical, industrial electronics, telecommunications and military market segments. JM Ney's fully integrated approach included the manufacture of metal alloys, specializing in various trademarked precious metal alloys, and the design, engineering and fabrication of custom precision products. The fabrication capabilities included wire drawing, rolling from ingot to foil, precision turning, stamping, injection and insert molding, as well as complex tool making.

JM Ney specialized in the custom engineering, design and manufacturing of precision metal contacts and insert molded contact assemblies and connectors aimed at low amperage applications. Electrical contacts made utilizing precious metals, including gold, platinum, palladium and silver, are considered extremely dependable as the materials are inert and highly resistant to corrosion and wear. In developing a finished contact or connector assembly, JM Ney's technical staff worked closely with customers, typically on an engineer-to-engineer level, in order to design a product that meets all of the metallurgical, electronic, dynamic and other performance specifications required for the customer's applications. JM Ney designed and built the necessary molds and tools, and designed and manufactured the end product. By controlling the total process, JM Ney believed it had a competitive advantage over other companies in technology, cost and response time. JM Ney has attained ISO 9001 certification and QS9000 certification for the manufacture of its products, as well as approval by the Japanese Industrial Standards ("JIS") and meets "Good Manufacturing Practices" of the United States Food and Drug Administration.

In connection with the sale of the assets and liabilities of the Company's Dental segment in November, 1995, JM Ney (and the Company, solely for purposes of a non-competition covenant) entered into a three-year manufacturing agreement to alloy and fabricate precious metals for Ney Dental International, Inc. ("NDI"), a successor company to the purchaser of JM Ney's dental business. As part of this agreement, JM Ney and the Company agreed, for a ten-year period, not to sell alloys, equipment or merchandise into the dental market that NDI serves. JM Ney, however, was permitted to continue producing, selling and marketing precious metal copings and other machined and molded parts and material for use in the dental implant industry. Although this three-year manufacturing agreement expired in November 1998, JM Ney continued to manufacture products for NDI's successor, but at significantly reduced levels.

Competition. JM Ney's business had direct competition from a limited number of companies with regard to the manufacture of low amperage metal contacts, contact assemblies, and molded connectors due to the extreme high precision and inherent risks which accompany the engineering and manufacture of precious metals (i.e., high start-up and inventory costs, theft, etc.). While some competitors offer similar products, the Company believed that these operations lack the degree of vertical integration to compete effectively across the entire spectrum of products. JM Ney faced competition from companies such as Polymetallurgical, Cendres and Metaux, MicroContacts, and Brainin Advance Industries.

Sales and Marketing. JM Ney sold to more than 800 customers, with approximately 74% of its sales being made to customers in the United States. JM Ney's domestic sales force included both direct field sales and manufacturers' representatives located in key geographic markets. Internationally, JM Ney sold through manufacturers' representatives, independent distributors and original equipment manufacturers.

During FY02, sales to First Inertia, Inc. comprised 12.0% of total net sales. No other single customer accounted for more than 10% of the Company's net sales.

Research and Development. During FY02, FY01 and FY00, JM Ney's research and development expenses totaled approximately, $1,907,000, $2,348,000 and $2,203,000, respectively.

Sources and Availability of Raw Materials and Components. JM Ney purchased its raw materials, including precious metals, and the components used in the manufacture of its products from a number of domestic suppliers, and generally was not dependent upon any single supplier.

Corporate Segment

The Corporate Segment is comprised of the Company's investment and administrative activities. This includes the management of the Company's trading portfolios and long-term investments, as described below. This segment also included the operations of Andersen Realty, Inc., which, until December 2001, owned a 108,000 square foot office building in Bloomfield, Connecticut, and the monitoring of the Company's continuing interest in the ultrasonic cleaning technology sold during FY98. Such continuing interest is represented by royalties received pursuant to a technology assignment agreement which was entered into with the buyer of the former Ultrasonics Cleaning Equipment segment. During FY02, the Company earned $210,000 of royalty revenue pursuant to this agreement.

Trading Portfolio

At February 28, 2001, the Company had a trading portfolio comprised of investments in a Ukrainian energy company and a Russian bond fund with an aggregate reported value of $96,000. During FY02, the Company invested a total of $278,000 in two savings bank institutions and also received shares in two insurance and financial companies as part of their conversions from mutual companies to publicly traded stock companies. During FY02, the Company also received liquidating distributions from the Russian bond fund. At February 28, 2002, the aggregate reported fair value of the Company's trading portfolio was $455,000. In prior years, the Company's trading portfolio was comprised of more substantial investments in the securities of domestic financial institutions and Eastern European and Russian companies.

The Company has historically also made passive investments, including investments in publicly traded financial institutions and in the equity securities of Russian and other Eastern European companies. At February 28, 2002 the Company had investments with an aggregate market value of $450,000 in financial institutions, and an investment in a Ukrainian based energy company with a value of $5,000.

Real Estate

Andersen Realty, Inc., a wholly-owned subsidiary of the Company, managed and operated a 108,000 square foot office building in Bloomfield, Connecticut. In December 2001, the building was sold for proceeds of $1,691,000 net of transaction costs of $209,000, which resulted in a pre-tax loss of $197,000. During FY02, rental income from the property represented less than 1% of consolidated revenues.

ABC Moscow Broadband Communication Limited

Prior to the fourth quarter of FY00, the Company held a 50% investment in Moscow Broadband whose primary asset was a 6% investment interest in IAS. From 1995 through 1999, the Company invested approximately $800,000 for a 50% equity interest in Moscow Broadband for the acquisition of a 6% ownership interest in IAS. In FY99, the Company wrote down its investment in Moscow Broadband to $84,000. The write-down resulted from the impact of the 1998 financial crisis in Russia, which involved a significant devaluation of the Russian ruble. Accordingly, the Company recorded an impairment writedown of its investment in MBC to reflect the decline in the value of IAS. In 1999, the Company provided Moscow Broadband an additional $300,000 to perform due diligence with respect to a separate investment in ComCorTV.

In the fourth quarter of FY00, Moscow Broadband entered into an agreement with COMCOR to jointly own, finance and operate the joint venture, ComCor-TV, to deliver cable television, data transmission and Internet access, and IP telephony throughout the Moscow, Russia region. Moscow Broadband raised $18 million in cash in a private placement of its stock, in which the Company invested $4 million. To fund this investment, the Company used the proceeds from the sales of certain common stocks of U.S.- based savings bank institutions, and the proceeds from a $1 million loan received from Oliver R. Grace, Jr., the Company's President.

As a result of funding these expenses, and incurring additional costs in connection with the Moscow Broadband private placement, the Company was issued Moscow Broadband stock with a value of $500,000. The other original shareholders of Moscow Broadband, which include entities formed for the benefit of Oliver R. Grace, Jr., John S. Grace or their families, also received an additional $500,000 of Moscow Broadband common stock. Messrs. Grace, Jr. and Grace are both employees and directors of the Company.

The Company did not participate in the private placement on a pro-rata basis, and accordingly, it presently owns 25% of the outstanding common stock of Moscow Broadband. With the exception of Mr. Pripachkin, each of the Company's Directors, or members of their families, and one of its non-director officers also invested in the Moscow Broadband private placement.

See Note 5 to the Company's Consolidated Financial Statements contained in Item 8 herein, and Certain Relationships and Related Transactions in Item 13 for additional information.

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

Employees

As of May 8, 2002, the Company, including all majority-owned subsidiaries, had 6 full-time employees. This excludes the employees at ComCor-TV, in which the Company indirectly holds a minority equity interest through its investment in Moscow Broadband. None of these employees is represented by a labor union, and the Company is not aware of any organizing activities. Neither the Company nor any of its subsidiaries has experienced any significant work stoppage due to any labor problems. The Company considers its employee relations to be satisfactory.

Executive Officers of the Company

The Executive Officers of the Company and certain significant employees of its subsidiaries are as follows:

Name	Age	Position	Officer Since
Francis E. Baker	72	Chairman and Secretary	1959
Oliver R. Grace, Jr.	48	President and Chief Executive Officer	1990
Ronald N. Cerny	50	President, The J.M. Ney Company	1993
Andrew M. O'Shea	43	Chief Financial Officer; and Chief Financial Officer and Secretary, The J.M. Ney Company	1995

Executive officers hold their offices at the pleasure of the Board of Directors. Except as set forth below, all of the officers and significant employees of its subsidiaries have been associated with the Company in their present positions for more than the past five years.

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

Mr. Baker became Chairman on June 1, 1997. He has been a Director of the Company since 1959 and was President and Chief Executive Officer from 1959 until May 1997. Mr. Baker is also the Secretary of the Company, a position he has held since May 1997. Mr. Baker is also President of Moscow Broadband.

Mr. Cerny has served as President of JM Ney from November 1995. From April 1993 to November 1995, Mr. Cerny was the General Manager of JM Ney's Electronics Division.

Mr. O'Shea joined the Company in December 1995 as the Treasurer and Chief Financial Officer of JM Ney. In November 1997 he was also appointed JM Ney's Secretary, and in December 1999, he was appointed as the Company's Chief Financial Officer. Mr. O'Shea is also Chief Financial Officer of Moscow Broadband.

ITEM 2. PROPERTIES.

The Company's principal executive offices are located in New York, New York. The Company subleases office space from an entity owned by Oliver R. Grace, Jr., the Company's President and Chief Executive Officer, at lease rates that the Company believes approximate market rates. JM Ney (which has been renamed Andersen Land Corp in connection with the sale of JM Ney's operating assets) owns a 98,000 square foot facility and 18.4 acres within an industrial park in Bloomfield, Connecticut. This site contains JM Ney's former principal operations and general administrative offices. Effective March 22, 2002, this facility is being leased to a subsidiary of Deringer Mfg. Company, under terms of an eight-year lease entered into in connection with the sale of JM Ney's operating assets.

In December 2001, the Company's subsidiary, Andersen Realty, Inc., sold a 108,000 square foot building located in Bloomfield, Connecticut, which it had leased to light manufacturing companies, and also to tenants who utilized office space and limited support services.

The Company has also signed a one year lease for office space in Windsor, Connecticut to support certain administrative activities. The Company believes these facilities are adequate for its current and foreseeable operations, and that additional space will be available if needed.

ITEM 3. LEGAL PROCEEDINGS.

Morton International, Inc. v. A.E. Staley Mfg. Co. et al. and Velsicol Chemical Corp. v. A.E. Staley Mfg. Co. et al.

As originally reported in the Company's Form 10-K for the year ended February 28, 1997, in July 1996, two companion lawsuits were filed in the United States District Court for the District of New Jersey, by various owners and operators of the Ventron-Velsicol Superfund Site ("Site"). The lawsuits, which were subsequently consolidated, were filed under the Comprehensive Environmental Resource Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act, the New Jersey Spill Act and New Jersey common law, alleging that the defendants (over 100 companies, including JM Ney) were generators of certain wastes allegedly processed at the Site. The lawsuits seek recovery of costs incurred and a declaration of future liability for costs to be incurred by the owners and operators in studying and remediating the Site.

As further reported in the Company's Form 10-Q for the period ended November 30, 2001, this case was dismissed without prejudice and the plaintiffs' ability to reinstate their claims were limited for a minimum of three years. If the plaintiffs reinstate the case, given the legal and factual issues that remain outstanding, the Company currently has no basis to ascertain the range of loss, should any occur, with respect to an outcome that may be considered unfavorable. This contingent liability was not assumed by the buyer of JM Ney's net assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 25, 2002, the Company filed a Notice of Combined Special Meeting of Stockholders for a meeting which was held on March 20, 2002 to consider and vote upon the sale to Deringer Mfg. Company of substantially all of the inventory, manufacturing equipment, office furniture and intellectual property of the Company's wholly-owned subsidiary, JM Ney; and to elect a Board of Directors.

At the Combined Meeting held on March 20, 2002 the sale of JM Ney's assets was approved, with 1,388,209 votes in favor of the sale, 2,267 votes against the sale and 6,948 abstentions.

In addition, the existing Board of Directors was re-elected as follows:

	FOR	%	WITHHOLD	%

Oliver R. Grace, Jr.	1,369,384	98.0	28,040	2.0
Francis E. Baker	1,369,098	98.0	28,326	2.0
Peter N. Bennett	1,396,784	100.0	640	0.0
John S. Grace	1,369,384	98.0	28,040	2.0
Louis A. Lubrano	1,396,784	100.0	640	0.0
Thomas McPartland	1,396,784	100.0	640	0.0
James J. Pinto	1,396,784	100.0	640	0.0
Yuri I. Pripachkin	1,396,784	100.0	640	0.0

Subsequent to the vote, the Board received and accepted the resignation of Yuri I. Pripachkin dated March 13, 2002. There were no disagreements with the Company cited in Mr. Pripachkin's resignation.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS.

The Registrant's Common Stock is traded on The NASDAQ Stock Market under the symbol (ANDR) with quotes supplied by the National Market System of the National Association of Securities Dealers, Inc. ("NASDAQ").

The approximate number of record holders of the Registrant's Common Stock on April 30, 2002 was 508. The Company's high, low and closing sales prices for the common equity, for each full quarterly period within the two most recent fiscal years, are included below. The stock prices shown, which were obtained from NASDAQ, represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year ended February 28, 2002	High	Low	Close
First Quarter	$10.13	$6.88	$8.63
Second Quarter	$ 9.48	$7.10	$8.35
Third Quarter	$11.26	$7.45	$9.00
Fourth Quarter	$13.00	$7.75	$8.04

Year ended February 28, 2001	High	Low	Close
First Quarter	$17.13	$6.75	$10.00
Second Quarter	$15.00	$8.00	$11.75
Third Quarter	$12.25	$5.75	$ 7.63
Fourth Quarter	$ 9.03	$6.50	$ 7.94

The Company has not paid dividends on its common stock since the fiscal year ended February 28, 1993, and it does not anticipate paying any dividends in the foreseeable future.

The declaration and payment of future dividends are at the sole discretion of the Board of Directors and will depend upon profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.

The following table summarizes certain financial data with respect to the Company and is qualified in its entirety by the Consolidated Financial Statements of the Company contained in Item 8 herein and by Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 herein. Amounts below are in thousands, except per share data.

Years Ended February 28/29	2002	2001	2000	1999	1998
Revenues[1]	$28,484	$40,158	$30,311	$23,600	$28,868
Income (loss) from continuing operations[1]	528	(1,623)	(987)	(2,964)	1,770
Net income (loss)	528	(1,623)	(987)	(3,080)	2,212
Income (loss) applicable to common shareholders	242	(1,927)	(1,349)	(3,465)	1,772
Income (loss) from continuing operations per common share, diluted	0.12	(0.94)	(0.70)	(1.74)	.68
Income (loss) per common share, diluted	0.12	(0.94)	(0.70)	(1.80)	.91
Depreciation, amortization and interest accretion	1,581	1,589	1,466	1,434	1,480
Total assets	25,269	33,076	37,118	37,119	44,771
Total debt	4,959	13,247	15,056	13,857	14,537
Stockholders' equity	13,751	13,448	15,262	16,429	20,196
Book value per common share	4.90	4.70	5.59	6.18	7.97

1 Revenues and (loss) income from continuing operations exclude the results of operations of the Company's Ultrasonic segment as a result of its sale in February 1998.

The above selected financial data include the results of operations of JM Ney which was sold effective March 22, 2002. Pursuant to the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", JM Ney has been reflected as " a continuing operation" in the Company's consolidated financial statements. The following presents certain selected financial data indicating the proforma effect of presenting JM Ney's as discontinued operations:

	2002	2001	2000	1999	1998
Revenues, including investment income (loss)	$590	$698	$1,262	$(3,237)	$3,471
(Loss) income from continuing operations	(1,653)	(1,860)	(990)	(4,260)	729

Additional information to assist in evaluating the Company's past performance separate from JM Ney can be found in Note 17 to the Company's Consolidated Financial Statements contained in Item 8 herein, and the Condensed Financial Information contained in Schedule I of Item 14 herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Overview

The Company is a holding company which has owned JM Ney as its primary operating subsidiary since 1991. The Company also has made equity investments in both marketable and other securities of domestic and foreign-based companies. It holds a 25% ownership interest in Moscow Broadband which in turn holds a 50% equity interest in ComCor-TV, a Russian company which delivers cable television, high speed data transmission and Internet services to its subscribers. ComCor-TV is a start-up venture which is currently expanding its network and increasing its customer base to those homes and businesses to which it presently has access.

Subsequent to February 28, 2002, the Company sold the operating assets of JM Ney and began to liquidate the net current assets, including accounts receivable and certain inventory balances, which it did not sell to the buyer of JM Ney. The Company also entered into an agreement which, subject to shareholder and regulatory approvals, will result in ComCor-TV being substantially wholly-owned by the Company through the purchase of 50% of ComCor-TV and the proposed purchase of substantially all of the shares of Moscow Broadband that the Company does not presently own. The agreement calls for COMCOR to contribute operating and other assets to ComCor-TV and for the Company and Moscow Broadband to make cash capital contributions to ComCor-TV totaling approximately $16.7 million, of which approximately $5 million was paid in May 2002.

Based upon the foregoing, the following discussion and analysis of the results of operations and the financial conditions of the Company will not be indicative of the Company's expectations of its future results of operations.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, investments, income taxes, financing operations, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Product Return and Warranty Costs

The Company provides for the estimated cost of returns and product warranties at the time revenue is recognized. Should actual product returns and rework costs differ from estimates, revisions to the estimated returns reserve may be required.

Inventory

The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions regarding future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Pursuant to the provisions of the sale of JM Ney's operating assets, a portion of the proceeds from sale are held in escrow for changes in demand and market conditions of JM Ney's products from certain defined levels. In the future reporting periods, any unfavorable changes in demand or market conditions from those defined levels will affect the Company's ability to realize the proceeds held in escrow. The Company recorded its precious metals inventories on a last in, first out ("LIFO") basis under which inventories are valued at their historical costs. This method results in cost of sales reflecting current period prices except when inventory levels are permanently reduced. As historical layers are depleted, cost of sales reflects the historical costs as opposed to their current prices.

Deferred Tax Assets

The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. When the Company determines that it may not be able to realize all or part of its net deferred tax assets, a valuation allowance to reduce the deferred tax assets to estimated recoverable amounts is charged to income in the period such determination is made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction in the valuation allowance would increase income in the period such determination is made.

Investment in Moscow Broadband

The Company records its investment in Moscow Broadband using the equity method which also requires that the carrying value of the investment be evaluated for impairment. If ComCor-TV does not receive the planned increases to its equity capital or other sources of financing, the Company's carrying value of Moscow Broadband could be adversely impacted.

2002 VS. 2001

During FY02, the Company reported net income applicable to common shareholders of $242,000 or $0.12 per share, basic and diluted. During FY01, the Company incurred a net loss applicable to common shareholders of $1,927,000, or $(0.94) per share, basic and diluted. The results for FY02 and FY01 include $671,000, or $0.32 per share, and $730,000, or $0.36 per share, respectively, of the Company's equity interest in the losses of Moscow Broadband, which in turn, included Moscow Broadband's 50% equity interest in the results of operations of ComCor-TV.

Revenues

Total revenues of $28,484,000 for FY02 were 29.1% lower than total revenues of $40,158,000 for FY01.

During FY02, JM Ney's sales totaled $27,874,000, which were 29.4% lower than sales of $39,462,000 which were recorded in FY01. A significant portion of this sales decrease reflected the pass through effect of lower selling prices for products containing palladium as a result of lower average market prices for this precious metal. During FY02, the average market price for palladium was approximately $501.00 per troy ounce, as compared to an average of $750.00 per troy ounce during FY01. During FY02, the products sold by JM Ney contained approximately 12,930 ounces of palladium, as compared with 19,300 ounces of palladium in FY01. Volume declines experienced from customers in telecommunications and automotive markets also contributed to the sales decrease in FY02.

Investment Income and Other Income was $610,000 during FY02, as compared to $696,000 during FY01, and comprised as follows (in thousands):

	FY02	FY01
Rental income	$272	$445
Net gain from domestic investment portfolio	172	-
Net (loss) gain from Eastern European portfolio	(34)	172
Ultrasonic royalty revenue	210	95
Other, net	(10)	(16)
	$610	$696

The decrease in investment income and other income of $86,000 in FY02 was due primarily to decreases in rental income and losses from the Eastern European portfolio. Rental income decreased $173,000 in FY02, primarily due to the sale of an office building in December 2001. Accordingly, the results for FY02 include less than ten months of rental income. Net investment income from the Eastern European portfolio decreased $206,000 in FY02 due to the sale of substantially all of the portfolio during FY01. Also, the Company wrote down its sole Eastern European investment by $34,000 during FY02.

The losses above were offset by gains in the Company's domestic investment portfolio and increased royalty revenue. Gains from the Company's domestic portfolio increased $172,000 in FY02 as a result of the positive performance of investments in the equity securities of savings bank institutions made during FY02. Royalty revenues increased $115,000 in FY02 due to increased sales of products incorporating the technology sold in connection with the sale of the Company's former Ultrasonics segment in FY98.

Cost of Sales

Cost of sales during FY02 totaled $18,690,000 or 67.1% of net sales, as compared to cost of sales totaling $30,679,000 or 77.7% of net sales reported for FY01. The increase in gross margins from 22.3% to 32.9% of net sales was primarily the result of net LIFO inventory gains recognized from the liquidation of certain metals inventories. Gross margins during FY02 totaled $9,184,000, which is $401,000 higher than gross margins of $8,783,000 reported for FY01. The increase in gross margins attributable to precious metals activities was $2,402,000 in FY02 compared to $268,000 in FY01, an increase of $2,134,000. The FY02 gain of $2,402,000 was solely the result of a liquidation of precious metals inventories which are accounted for on a LIFO basis. The increase in gross margins was also partially attributable to lower pension expense of $74,000 in FY02. These increases were offset by a decrease in gross margins of $1,807,000 from operating activities as a result of lower sales volumes from the Company's customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $4,933,000 during FY02 represented a decrease of 18.8% from $6,078,000 recorded in FY01. Lower costs at JM Ney from the February 2001 reduction in work force and the December 2001 sale of the Company's real estate property were partially offset by higher corporate level costs, including legal costs to negotiate and draft documents relating to the Company's proposed acquisition of the 50% of ComCor-TV currently held by COMCOR.

Research and Development

Research and development expenses totaled $1,907,000 during FY02, which was a decrease of 18.8% from $2,348,000 in FY01. The decrease resulted from reductions of personnel at JM Ney in February 2001.

Loss on Sale of Property

In December 2001, the Company sold its real estate property in Bloomfield, CT for a contract price of $1,900,000 before expenses of the transaction. After considering all expenses relating to this sale, and the carrying value of the assets sold and liabilities assumed the Company recorded a loss of $197,000.

Restructuring Costs

During FY01, JM Ney announced a restructuring which involved a reduction of 33 employees from its workforce. Accordingly, in FY01, an expense of $256,000 relating to severance costs, include benefits for the affected employees was recorded. There was no such cost recorded in FY02.

Interest Expense

Interest expense during FY02 totaled $1,100,000 which was a 44.2% decrease from the $1,971,000 of interest expense recorded in FY01. These lower costs were the result of pre-payment of the entire balance of a $7.5 million term loan, and lower average borrowings and interest rates for JM Ney's short term borrowings. In addition, corporate-level interest costs of $374,000 in FY02 were lower than the $450,000 of such costs reported for FY01 due to the annual pay down of the Company's 10.5% subordinated notes, and due to the full repayment of all amounts due to an officer.

Equity in Loss of Moscow Broadband

During FY02, the Company reported $671,000 as its equity interest in the losses of Moscow Broadband, as compared to an equity loss of $730,000 for FY01. Losses for a full year's activities at ComCor-TV in FY02, which is 50% owned by Moscow Broadband, were offset by lower corporate level expenses for Moscow Broadband. ComCor-TV's results in FY02 were favorably impacted by a reduction in its deferred tax liability due to changes in Russian income tax rates.

Income Taxes

An income tax expense of $411,000 was recorded for FY02 which represented an effective tax rate of 41.7% as compared to an income tax benefit of $281,000, which represented an effective tax rate of 14.8% in FY01. The increase in effective tax rate in FY02 compared with FY01 is attributable to a decrease in the change in valuation allowance in FY02 due to lower unrealized losses on marketable securities, equity in losses of Moscow Broadband and expiring business credits in FY01.

Preferred Dividends

Preferred dividends totaled $286,000 during FY02, as compared to $304,000 during FY01. Conversion of preferred stock into common stock during both fiscal years led to the decrease.

2001 VS. 2000

During FY01, the Company incurred a net loss applicable to common shareholders of $1,927,000, or $(0.94) per share, basic and diluted. During FY00, the Company reported a net loss applicable to common shareholders of $1,349,000, or $(0.70) per share, basic and diluted. The results for FY01 included $730,000, or $0.36 per share, of the Company's equity interest of Moscow Broadband, which, in turn includes Moscow Broadband's 50% equity interest in the results of operations of ComCor-TV.

Revenues

Total revenues of $40,158,000 for FY01 were 32.5% higher than total revenues of $30,311,000 for FY00. The increase represents growth in sales from JM Ney and lower levels of investment and other income.

During FY01, JM Ney's sales totaled $39,462,000, which was 36.8% more than the $28,844,000 in sales generated in FY00. A substantial portion of this sales increase reflected the pass-through effect of increased selling prices for products containing palladium, as a result of higher average market prices for this precious metal. During FY01, the average market price for palladium was approximately $750 per troy ounce as compared to an average of $392 per troy ounce in FY00. During FY01, the products sold by JM Ney contained approximately 19,300 ounces of palladium, as compared with 19,600 ounces of palladium in FY00. Additional volume growth in FY01 occurred in sales programs for automotive and telecommunications industry customers.

Investment Income (Loss) and Other Income was $696,000 during FY01, as compared to a net gain of $1,467,000 during FY00, and comprised as follows (in thousands):

	FY01	FY00
Net gain from Russian and Eastern European portfolio	$ 172	$ 680
Net gain from long-term Russian investments	-	195
Net loss from domestic investment portfolio	-	(605)
Rental income	445	376
Ultrasonic royalty revenue	95	42
Interest and dividends	57	277
Other, net	(73)	502
	$ 696	$1,467

During FY01, the Company sold substantially all of its remaining Russian and Eastern European trading portfolio and realized a gain for the year. During FY00, sales of the Company's domestic investment portfolio, its investment in a Polish-based bank, and its longer-term investment in VSMPO, a Russian titanium producer and processing company, along with net appreciation in components of the Russian and European trading portfolio, created the investment gains noted.

Other, net income (loss) in FY01 included changes in the values of deferred compensation trusts established for certain officers, for which there is an offsetting impact on compensation expense.

Cost of Sales

Cost of sales during FY01 totaled $30,679,000, or 77.7% of net sales, as compared to cost of sales totaling $21,181,000, or 73.4% of net sales reported for FY00. The decline in margins from 26.6% to 22.3% of net sales was the result of previously noted higher palladium prices which were passed through to customers in the form of higher selling prices without a commensurate margin mark-up. Gross margins from sales totaled $8,783,000, which was $1,120,000, or 14.6% higher than gross margins of $7,663,000 reported for FY00. This increase represented the combination of an increase of $448,000 from operating activities and an improvement of $672,000 from the impact of precious metals inventory management. The $108,000 defined benefit pension expense component of cost of sales in FY01 was not materially different from the expense noted in FY00. The margin growth from operations was generated through increased sales of parts to automotive and telecommunications industry customers.

During FY01, sales of precious metal materials in the form of wire, strip and rod represented 30.2% of net sales, which was relatively consistent with that class of sales having represented 30.4% of sales during FY00. Material products generally have lower average gross margins due to the commodity nature of this product class, as compared with parts and components which involve more value-added engineering and production processes, and generally higher gross billing margins and operating expense absorption factors.

Selling, General and Administrative Expenses

Selling general and administrative expenses of $6,078,000 during FY01 represented a decrease of 10.8% from the $6,815,000 incurred during FY00. Nonrecurring due diligence costs in FY00 relating to Moscow Broadband's investment in ComCor-TV and reduced corporate-level personnel costs accounted for most of the decline. JM Ney's selling, general and administrative costs in FY01 declined by $88,000, or approximately 2.0% from FY00.

Research and Development

Research and development expenses in FY01 increased by 6.6% to $2,348,000, or 6.0% of net sales. This compares to costs of $2,203,000 or 7.6% of net sales, incurred during FY00. Normal increases in personnel costs contributed to most of the dollar increase, while the percentage decline was due to increased sales from the pass-through impact of palladium price increases and from increased sales volume.

Restructuring Costs

In February 2001, JM Ney announced a restructuring which involved a reduction of 33 employees from its workforce. The estimated cost of this restructuring, which was primarily comprised of the payment of severance and benefits, totaled $256,000, of which $134,000 was paid prior to February 28, 2001. The remaining costs were paid by the end of the second quarter of FY02.

Interest Expense

Interest expense during FY01 totaled $1,971,000 which was a 14.3% increase from the interest expense of $1,725,000 reported for FY00. Of the total increase, $221,000 related to higher costs at JM Ney from increased borrowing and the effects of higher palladium prices and lease rates, all of which were incurred in the first six months of the fiscal year. At February 28, 2001, JM Ney had no outstanding precious metals borrowing and had reduced its cash borrowing under its revolving credit agreement to $1,500,000. Corporate level interest expense increased due to additional borrowing to fund the Company's investment in Moscow Broadband and to meet working capital needs. Annual principal payments on the Company's 10 1/2% convertible notes caused a reduction in interest expense that partially offset these other increases.

Equity in Losses of Moscow Broadband

FY01 represented the first year that the activities of Moscow Broadband through its 50% investment in ComCor-TV resulted in the recording of the Company's equity interest in Moscow Broadband's losses. Such losses were incurred due to the losses of its first year of operations of ComCor-TV, and to the additional due diligence and on-going administrative support expenses incurred at the Moscow Broadband level.

Income Taxes

An income tax benefit of $281,000 was recorded for FY01 which represents an effective tax rate of 14.8%, as compared to an income tax benefit of $626,000 in FY00, which represents an effective tax rate of 38.8%. For FY01, the Company did not record tax benefits relating to its equity in the losses of Moscow Broadband due to uncertainties about their realization for income tax reporting purposes.

Preferred Dividends

Preferred dividends for FY01 totaled $304,000, as compared to $362,000 for FY00, as a result of fewer outstanding preferred shares due to conversions into the Company's common stock during FY00 and FY01.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2002, consolidated cash and marketable securities totaled $1,607,000, an increase of $294,000 from February 28, 2001. In addition to these asset increases, the Company's consolidated short term borrowings and term debt borrowings before unamortized discounts decreased from $13,388,000 at February 28, 2001 to $4,959,000 at February 28, 2002. The increase in cash and marketable securities was primarily due to unrealized appreciation of marketable equity securities acquired during the year. The reduction in short term borrowings was funded through cash generated by JM Ney's operations, primarily from the reduction of accounts receivable and inventory balances. Debt was also paid down through the use of the proceeds from the sale of an office building.

Subsequent to February 28, 2002, the Company sold the operating assets of JM Ney to Deringer Mfg. Company for cash consideration of approximately $10,961,000, of which $600,000 was deposited into an escrow account. In connection with this sale, JM Ney repaid all outstanding short-term borrowings under its revolving line of credit, settled all open forward contracts relating to fixed price sales contracts and settled outstanding warrants to acquire JM Ney stock held by JM Ney's primary bank. As a result of these transactions, all cash flow restrictions between the Company and JM Ney were terminated. JM Ney remains contingently liable under a $343,000 letter of credit issued by its bank to secure a performance bond.

In April 2002, the Company entered into agreements, subject to shareholder approval, under which the Company will acquire the 50% equity ownership of ComCor-TV presently owned by COMCOR in exchange for approximately $28 million of the Company's common stock. The number of shares to be issued to consummate this transaction will be determined based upon the average price of the Company's stock during a defined period prior to the closing of the transaction, provided the average price is between $8 and $12 per share. The agreements require COMCOR to contribute defined operating assets and additional shares of IAS to ComCor-TV. The Company is required to acquire substantially all of the outstanding shares of Moscow Broadband that it currently does not own and to contribute additional cash and Moscow Broadband's remaining shares of IAS to ComCor-TV. At this date, the Company has not entered into any agreements or formalized any terms or plans to acquire additional ownership of Moscow Broadband.

ComCor-TV is currently dependent upon additional sources of capital. Without the capital to be provided by COMCOR, Moscow Broadband and the Company pursuant to the agreements, ComCor-TV may not be able to continue as a going concern, which could otherwise have a significant adverse affect on the reported value of the Company's investment in Moscow Broadband.

The following table presents the Company's contractual obligations as of February 28, 2002, after having excluded those obligations assumed by the buyer of JM Ney's operating assets:
Contractual Obligations	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$2,584	$426	$1,293	$865	-
Operating leases	52	45	7	-	-
Total contractual cash obligations	$2,636	$471	$1,300	$865	-

For FY03 and beyond, the Company is dependent upon the net proceeds of the sale of Ney's assets, the collection of JM Ney's receivables and the realization into cash of certain precious metal and current asset balances, rental income from Deringer from the lease of JM Ney's manufacturing facility and its existing assets to meet its operating expense, preferred dividend and debt service requirements. To the extent that such cash may be used to fund additional investment activities of the Company, including, but not limited to investment in ComCor-TV, the Company will have fewer financial resources to meet such obligations.

The agreements entered into in April 2002 under which the Company plans to increase its ownership of ComCor-TV through the issuance of shares of its common stock for the 50% of ComCor-TV presently owned by COMCOR and for the 75% of Moscow Broadband that it does not presently own, require the Company and Moscow Broadband to make cash capital contributions into ComCor-TV totaling approximately $16,700,000, of which approximately $5,000,000 was paid in May 2002. In order to meet these payment obligations, the Company expects to raise funds by obtaining a mortgage loan against JM Ney's real estate, by selling certain short term investments, or by issuing shares of its stock in a public or private offering. The Company may also reduce its obligation by arranging for a financing of ComCor-TV or Moscow Broadband, which if successful, would result in the dilution of the Company's ownership of ComCor-TV. However, depending on market conditions, such sources of cash may still be inadequate to meet the scheduled payments into ComCor-TV and still provide the Company with sufficient liquidity to meet its administrative expenses and debt service obligations. In the event that such liquidity needs are not met, ComCor-TV's business plans, and possibly even its on-going viability as a going concern may be put at risk.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK.

The Company is exposed to market risk from changes in certain commodity prices, changes in interest rates, and from factors that affect the Company's equity investments both domestic and in Russia.

Foreign Investment Risk

The Company has one Ukraine-based common stock investment with a net reported value at February 28, 2002 of $5,000 and a longer-term indirect investment in ComCor-TV, a Russian cable television and Internet company, through its investment in Moscow Broadband, with a reported value at February 28, 2002 of $2,683,000. The realizable value of the trading investments is subject to currency fluctuations, illiquid markets and political risks. The Company has not entered into any derivative financial instruments to hedge the risks associated with these investments.

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

Commodity Price Risk

Prior to the sale of its assets and operations to Deringer Mfg. Company, JM Ney was exposed to precious metals risk relating to the pricing of orders for its customers and from changes in the value of its precious metals inventory. At February 28, 2002, JM Ney had precious metal exposure in its inventory, net of deferred pricing loans, relating to approximately 290 ounces of gold, 3,975 ounces of silver, 1,380 ounces of platinum and 915 ounces of palladium. After the sale of JM Ney's assets and the related payment of all outstanding deferred pricing loans, JM Ney's remaining exposure consisted of certain refining and scrap metal with estimated precious metal content of approximately $346,000 which it expects to convert to cash during the first quarter of FY03.

Interest Rate Risk

JM Ney has a revolving line of credit which bears interest at floating rates as described in Note 8 to the Company's consolidated financial statements. Neither the Company nor JM Ney hedges its interest rate risk. Based upon JM Ney's year-end balances, a 1% change in interest rates would affect its interest cost of its short-term cash borrowings by approximately $6,000.

In recent years prior to FY02, the leasing rates and market prices for palladium fluctuated significantly which had dramatic effects on JM Ney's interest costs. During FY02, there were not the significant fluctuations in lease rates, and the general trend of the price of palladium was downward, which served to reduce the cost of JM Ney's precious metals borrowings. At February 28, 2002, a 1% change in the precious metals lease rates or a 1% change in the market price of the underlying metals borrowed or owned would have affected JM Ney's borrowing costs on an annualized basis by approximately $18,000. As noted, all such borrowings were paid off in March 2002 concurrent with the sale of JM Ney's net assets.

Equity Risk

During FY02, the Company invested a total of $278,000 in the common stocks of two savings bank institutions. In addition, the Company received shares in two financial institutions as part of their conversion from mutual companies to publicly traded stock companies. The aggregate value at February 28, 2002 of these four equity holdings was $450,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANDERSEN GROUP, INC.

Consolidated Balance Sheets

February 28, 2002 and February 28, 2001

(in thousands, except share data)
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$ 1,152	$ 1,217
Marketable securities	455	96
Accounts and other receivables, less allowance for doubtful accounts of $96 in 2002 and $77 in 2001	3,820	5,475
Inventories	4,167	6,614
Prepaid expenses and other current assets	830	767
Total current assets	10,424	14,169
Property, plant and equipment, net	6,364	9,345
Prepaid pension expense	4,775	4,809
Investment in Moscow Broadband Communication Ltd.	2,683	3,354
Other assets	1,023	1,399
	$ 25,269	$ 33,076
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$ 435	$ 734
Short-term borrowings	2,366	1,500
Accounts payable	1,041	833
Accrued liabilities	1,906	1,861
Deferred income taxes	156	877
Total current liabilities	5,904	5,805
Long-term debt, less current maturities	2,158	2,654
Note payable to officer, net of unamortized discount	-	971
Subordinated note payable, net of unamortized discount	-	7,388
Other long-term obligations	1,842	1,895
Deferred income taxes	1,614	915
Total liabilities	11,518	19,628
Commitments and contingencies (See Notes 19 and 23)
Stockholders' equity:
Cumulative convertible preferred stock, no par value; authorized 800,000 shares; 188,006 and 201,201 shares issued and outstanding in 2002 and 2001, respectively; liquidation preference $18.75 per share	3,497	3,742
Common stock, $.01 par value; authorized 6,000,000 shares; issued and outstanding 2,094,158 and 2,065,811 shares in 2002 and 2001, respectively	21	21
Additional paid-in capital	6,574	6,315
Accumulated other comprehensive loss	-	(47)
Retained earnings	3,659	3,417
Total stockholders' equity	13,751	13,448
	$25,269	$33,076

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.

Consolidated Statements of Operations

Years ended February 28, 2002, February 28, 2001 and February 29, 2000

(in thousands, except per share data)

2002 2001 2000
Revenues:
Net sales	$27,874	$39,462	$28,844
Investment income and other income	610	696	1,467
	28,484	40,158	30,311
Costs and expenses:
Cost of sales	18,690	30,679	21,181
Selling, general and administrative	4,933	6,078	6,815
Research and development	1,907	2,348	2,203
Loss on sale of real estate	197	-	-
Restructuring costs	-	256	-
Interest expense	1,100	1,971	1,725
	26,827	41,332	31,924
Income (loss) before equity in losses of unconsolidated subsidiary, income taxes and cumulative effect-type accounting adjustment	1,657	(1,174)	(1,613)
Equity in losses of Moscow Broadband Communication Ltd.	(671)	(730)	-
Income (loss) before income taxes and cumulative effect-type accounting adjustment	986	(1,904)	(1,613)
Income tax expense (benefit)	411	(281)	(626)
Net income (loss) before cumulative effect-type accounting adjustment Cumulative effect-type accounting adjustment-loss on derivative securities, net of income tax	575 (47)	(1,623) -	(987) -
Net income (loss)	528	(1,623)	(987)
Preferred dividends	(286)	(304)	(362)
Income (loss) applicable to common shareholders	$ 242	$ (1,927)	$ (1,349)
Income (loss) per common share:
BASIC AND DILUTED:
Net income (loss) before cumulative effect-type accounting adjustment	$0.14	$(0.94)	$(0.70)
Cumulative effect-type accounting adjustment	(0.02)	-	-
	$0.12	$(0.94)	$(0.70)

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.

Consolidated Statements of Changes in Stockholders' Equity

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

(in thousands, except share data)

	2002 2001 2000
	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount
Preferred Stock Beginning balance	201,201	$ 3,742	216,864	$4,033	256,416	$ 4,769
Shares tendered for conversion to common stock	(13,195)	(245)	(15,663)	(291)	(39,552)	(736)
	188,006	$ 3,497	201,201	$3,742	216,864	$ 4,033
Common Stock
Beginning balance	2,065,811	$ 21	2,035,364	$ 20	1,958,478	$ 20
Conversion of preferred stock	25,650	-	30,447	1	76,886	-
Conversion of 10 1/2% notes	247	-	-	-	-	-
Exercise of stock options	2,450	-	-	-	-	-
	2,094,158	$ 21	2,065,811	$ 21	2,035,364	$ 20
Additional Paid-in Capital
Beginning balance		$ 6,315		$6,141		$ 5,339
Conversion of preferred stock		245		290		736
Conversion of 10 1/2% notes		4		-		12
Exercise of stock options		10		-		-
Value of warrants issued		-		18		67
Net loss on sales of treasury shares and subsidiary transactions		-		(134)		(13)
		$ 6,574		$ 6,315		$ 6,141
Retained Earnings
Beginning balance		$ 3,417		$ 5,344		$ 6,693
Net income (loss)		528		(1,623)		(987)
Preferred stock dividends		(286)		(304)		(362)
		$ 3,659		$ 3,417		$ 5,344
Receivable from Officer
Beginning balance		$ -		$ -		$ (250)
Repayment in cash		-		-		50
Repayment in common stock		-		-		200
		$ -		$ -		$ -
Accumulated Other Comprehensive Income (Loss)
Beginning balance		$ (47)		$ -		-
Change in unrealized losses on precious metals hedging, net of income tax benefit of $27		47		(47)		-
		$ -		$ (47)		-
Treasury Stock
Beginning balance	-	$ -	28,002	$ (276)	30,549	$ (142)
Shares sold	-	-	(28,002)	276	(12,393)	62
Shares issued from conversion of notes	-	-		-	(988)	4
Shares tendered to repay loan	-	-		-	10,834	(200)
	-	$ -	-	$ -	28,002	$ (276)
Total stockholders' equity		$13,751		$13,448		$15,262

Other Comprehensive Loss
Income (loss) applicable to common shareholders		$ 242		$(1,927)		$(1,349)
Other comprehensive gain (loss)		47		(47)		-
Total comprehensive income (loss)		$ 289		$(1,974)		$(1,349)

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.

Consolidated Statements of Cash Flows

Years ended February 28, 2002, February 28, 2001 and February 29, 2000

(in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$ 528	$(1,623)	$(987)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in losses of Moscow Broadband Communication Ltd.	671	730	-
Depreciation, amortization and interest accretion	1,581	1,589	1,466
Deferred income taxes	(22)	(346)	(633)
Gains from securities and investments	(100)	(172)	(270)
Purchases of securities	(278)	-	(196)
Proceeds from sales of marketable securities	19	1,002	5,359
Pension expense	34	108	116
Loss on disposal of property, plant and equipment	197	31	-

Changes in operating assets and liabilities:
Accounts and other receivables	1,655	(818)	(559)
Inventories	2,447	1,405	(198)
Prepaid expenses and other assets	50	(67)	(456)
Accounts payable	208	(182)	356
Accrued liabilities and other long-term obligations	117	106	169
Net cash provided by operating activities	7,107	1,763	4,167
Cash flows from investing activities:
Purchase of property, plant and equipment	(216)	(358)	(2,138)
Investment in Moscow Broadband Communication Ltd.	-	-	(4,000)
Proceeds from sale of real estate, net	1,692	-	-
Proceeds from sale of investments	-	-	317
Net cash provided by (used in) investing activities	1,476	(358)	(5,821)
Cash flows from financing activities:
Principal payments on long-term debt	(8,034)	(523)	(445)
(Repayments of) proceeds from issuance of collateralized note to officer	(1,200)	200	1,000
Proceeds from (payment of) short-term borrowings, net	866	(1,554)	698
Stock options exercised	10	50	10
Treasury shares sold, net	-	92	39
Repayment of loan to officer	-	-	50
Preferred dividends paid	(290)	(307)	(385)
Net cash (used in) provided by financing activities	(8,648)	(2,042)	967
Net decrease in cash and cash equivalents	(65)	(637)	(687)
Cash and cash equivalents, beginning of year	1,217	1,854	2,541
Cash and cash equivalents, end of year	$ 1,152	$ 1,217	$ 1,854

The accompanying notes are an integral part of these consolidated financial statements.

Andersen Group, Inc.

Notes to Consolidated Financial Statements

Years ended February 28, 2002, February 28, 2001 and February 29, 2000

(1) Nature of Business

Andersen Group, Inc. ("the Company") is a diversified holding company which invests in both marketable and other securities of domestic and foreign-based companies. It also owns a consolidated subsidiary, The J.M. Ney Company ("JM Ney"), which manufactures electronic connectors, components and precious metal materials for sale to the automotive, telecommunications, defense, semiconductor, and medical and dental markets. As discussed in Note 23, in March 2002 the operating assets of JM Ney were sold.

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

Marketable Securities

The Company's common stock investments are carried as trading securities at market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Any changes in the valuation of the portfolio are reflected in the accompanying Consolidated Statements of Operations as investment income or losses.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for precious metals, and at standard costs which approximate the first-in, first-out (FIFO) method for the balance of the inventories.

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

Investment in Moscow Broadband Communication Limited

The Company has a 25% ownership interest in ABC Moscow Broadband Communication Limited (Moscow Broadband), a Cyprus based limited liability company which in turn has a 50% equity interest in a Moscow Russia-based cable television and Internet operator. This investment bears currency, economic and political risks relating to Russia in addition to other business risks associated with a venture capital investment. This investment is recorded using the equity method of accounting. Moscow Broadband has a December 31 year end, and as a result, the Company's equity in Moscow Broadband's results is reported on a two-month lag.

Tooling Costs

The Company capitalizes costs related to certain tooling items in accordance with EITF 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." The tooling, which amounted to approximately $197,000 and $268,000 as of February 28, 2002 and 2001, respectively, is amortized based on the units-of-production method.

Debt Discounts

Unamortized discounts on subordinated notes payable and notes payable to officer are being amortized over the term of the notes using the effective interest method.

Deferred Compensation

The Company has established irrevocable trusts to fund the deferred compensation of certain executives. The assets of the trusts are owned by the Company and subject to the claims of its general creditors, and are reported on the Company's consolidated balance sheet in accordance with the consensus in EITF 97-14. Income and changes in the value of the trusts' assets are reported within Investment and Other Income with corresponding adjustments to the deferred compensation obligation and compensation expense.

Revenue

Sales are recognized when title passes to the customer, which is when the products are shipped, the price is fixed and determinable, and collectibility is reasonably assured. Returns and warranty costs are estimated at the time of sale based on historical experience. Investment income and other income is recognized when earned and is based on changes in the fair value of marketable securities and realized gains and losses.

Income Taxes

Income taxes are determined using the asset and liability approach. This method gives consideration to the future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates.

Earnings Per Share

In accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities. See Note 11 for additional information and a reconciliation of the basic and diluted earnings per share computations.

Accounting for Derivatives and Hedging Activities

The Company uses derivative financial instruments primarily to hedge portions of precious metal fluctuations relating to fixed price sales contracts. The Company does not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). All derivatives are recognized on the balance sheet at their fair value and changes in fair value of derivatives are recorded in current period earnings.

The Company adopted FAS 133 on March 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a net-of-tax cumulative-effect loss adjustment of $47,000 in its Consolidated Statement of Operations to recognize the fair value of all derivatives in current period earnings.

As of February 28, 2002, the Company held contracts to purchase 1,252 ounces of palladium over the following three months at an average price of $387 per ounce. At February 28, 2002, the Company recorded a $13,000 loss related to these open contracts.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Under the new rules, all business combinations are required to be accounted for using the purchase method. Goodwill and indefinite lived intangible assets are no longer amortized, but will be reviewed annually for impairment. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company intends to account for the ComCor-TV transaction described in Note 23 in accordance with these standards.

In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that this new accounting pronouncement will have a material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Pursuant to SFAS 144, an entity which commits to a plan to sell a long-lived asset after the balance sheet date but before issuance of the financial statements, the asset should continue to be classified as held and used. Accordingly, JM Ney has been classified as held and used in the accompanying financial statements. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.

Reclassification

Certain reclassifications have been made to the prior years' financial statements in order to conform with the current year presentation.

(3) Inventories

Inventories consist of the following (in thousands):

	February 28, 2002	February 28, 2001
Raw materials	$ 485	$ 3,127
Work in process	1,547	5,349
Finished goods	4,134	6,414
Metals held on consignment	(932)	(1,512)
	5,234	13,378
LIFO reserve	(1,067)	(6,764)
	$4,167	$ 6,614

The Company's precious metal inventory records are maintained on a first-in, first-out (FIFO) basis, which values the inventory equivalent to market or replacement cost. The Company records a LIFO reserve, which represents the excess of replacement cost over the historical LIFO value of the precious metal content of inventories.

At February 28, 2002 and February 28, 2001, inventories valued at LIFO cost comprised 44% and 57% of total inventories, respectively. At February 28, 2002, the precious metal components of inventories before the LIFO reserve consisted of 2,708 troy ounces of gold recorded at $298 per ounce; 3,975 troy ounces of silver recorded at $4.50 per ounce; 1,380 troy ounces of platinum recorded at $475 per ounce, and 3,759 troy ounces of palladium recorded at $380 per troy ounce. At February 28, 2001, inventories consisted of 6,054 troy ounces of gold recorded at $265 per ounce; 7,150 ounces of silver recorded at $4.75 per ounce; 2,110 troy ounces of platinum recorded at $610 per ounce, and 8,674 troy ounces of palladium recorded at $875 per ounce. Such quantities of precious metals exclude precious metals held by JM Ney on consignment subject to leasing arrangements with JM Ney's primary bank or for the benefit of its customers. During FY02, FY01 and FY00, JM Ney recognized LIFO gains (losses) of approximately $2,402,000, ($75,000) and $1,400,000, respectively, from decreases in certain precious metal LIFO layers.

(4) Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	February 28, 2002	February 28, 2001
Land and improvements	$ 401	$ 550
Buildings and improvements	5,993	10,348
Machinery and equipment	12,393	12,125
Furniture and fixtures	749	771
	19,536	23,794
Less accumulated depreciation and amortization	(13,172)	(14,449)
	$ 6,364	$ 9,345

Depreciation and amortization expense was $1,334,000, $1,439,000 and $1,380,000, in FY02, FY01, and FY00, respectively.

At February 28, 2002 and 2001, property, plant and equipment includes $89,000 and $539,000, respectively, of machinery and equipment acquired under capital leases, which expire through FY03, with related accumulated amortization of $57,000 and $334,000, respectively.

In December 2001, Andersen Realty, Inc., a wholly-owned subsidiary of the Company, sold a 108,000 square foot office building located in Bloomfield, Connecticut to a private buyer for proceeds of $1,692,000, net of transaction costs of $209,000. The buyer also assumed a sewer lien on the property of approximately $56,000. The Company recorded a loss on the sale of $197,000 for the year ended February 28, 2002. The Company recorded rental income related to the building of $272,000, $445,000, and $376,000 for FY02, FY01, and FY00, respectively.

(5) Investment in Moscow Broadband Communication Limited

During FY00, the Company invested $4,000,000 in a private placement of the common stock of Moscow Broadband, that, in total, raised approximately $18,000,000. Prior to this investment, the Company had an investment in Moscow Broadband with a reported value of $84,000. At each of February 28, 2002 and 2001, the Company had a 25% ownership interest in Moscow Broadband which was accounted for using the equity method of accounting.

On January 31, 2000, Moscow Broadband entered into an agreement ("Joint Venture Agreement") with Moscow Telecommunications Corporation ("COMCOR") under which COMCOR and Moscow Broadband would fund the operations of ZAO ComCor-TV ("ComCor-TV") and maintain joint and equal control over ComCor-TV. ComCor-TV is developing a network to deliver cable television, high speed data transmission and Internet access, and IP telephony to up to 1,500,000 homes and businesses throughout the Moscow region. On April 24, 2000, pursuant to the Joint Venture Agreement, Moscow Broadband contributed $8,500,000 in cash, 10,722 shares of the Institute for Automated Systems (IAS), a Moscow-based telecommunications company, and agreed to contribute an additional $500,000 in cash during the year ending December 31, 2000. In return, Moscow Broadband received a 50% ownership in ComCor-TV. Moscow Broadband accounts for its investment in ComCor-TV using the equity method of accounting.

The following presents summarized financial information for Moscow Broadband as of, and for the years ended December 31, 2001 and 2000 (in thousands):

December 31,
2001	2000
Balance Sheet Data
Current assets	$ 4,353	$ 7,837
Noncurrent assets	8,040	7,373
Total assets	$12,393	$15,210

Accounts payable and accrued liabilities	$ 137	$ 269
Capital stock subscribed	-	550
Shareholders' equity	12,256	14,391
	$12,393	$15,210

Statement of Operations Data
Net loss before equity in losses of ComCor-TV	$ (833)	$(1,104)
Equity in losses of ComCor-TV	(1,852)	(1,814)
Net loss	$(2,685)	$(2,918)

The following presents summarized financial information for ComCor-TV as of, and for the years ended December 31, 2001 and 2000 (in thousands):

	December 31,
	2001	2000
Balance Sheet Data
Current Assets	$ 2,930	$ 4,972
Non-Current Assets	14,850	14,921
Total assets	$17,780	$19,893

Current liabilities	$ 3,631	$ 666
Non-current liabilities and minority interest	2,124	3,498
Stockholder's equity	12,025	15,729
	$17,780	$19,893
Statement of Operations Data
Revenues	$1,200	$ 359
Cost of revenues, including amortization of intangibles	(3,099)	(1,611)
Loss from operations	(5,094)	(3,574)
Net loss	(3,704)	(3,599)

Moscow Broadband has a December 31 year end and, as a result, the Company's equity in Moscow Broadband's results is reported on a two-month lag. For the two-month periods ended February 28, 2002 and 2001, Moscow Broadband's net loss was $386,000 (unaudited) and $516,000 (unaudited), respectively.

At February 28, 2002, the reported value of the Company's investment in Moscow Broadband was $2,683,000 and the Company's 25% equity in the net assets of Moscow Broadband as of December 31, 2001 was approximately $3,060,000. The $381,000 difference is attributed to a non-depreciable asset that was transferred to ComCor-TV and will not result in the Company accreting the difference into its consolidated results of operations.

(6) Short-term Borrowings

As of February 28, 2002 and 2001, JM Ney had an $8.0 million revolving credit and deferred payment sales agreement with a commercial bank which is collateralized by substantially all of JM Ney's assets. At February 28, 2002, short-term borrowings under this line were comprised of $575,000 cash advances and $1,791,000 of precious metals borrowings. At February 28, 2001, short-term borrowings of $1,500,000 were comprised of cash advances. At February 28, 2002 and 2001, JM Ney had unused availability under this line of $5,291,000 and $6,114,000, respectively. At JM Ney's election, interest is charged at the bank's prime rate, which was 4.75% and 8.5% at February 28, 2002 and 2001, respectively, at LIBOR plus 1.75% if the borrowing is fixed for a period of time, or at 1.75% over the bank's precious metals leasing rate if the borrowing is represented by deferred payment purchases of precious metals. A fee of 0.25% is charged on the unused balance of the facility. In connection with the sale of JM Ney's assets in March 2002, as described in Note 23, this line of credit was reduced to limit usage by JM Ney to a $343,000 outstanding letter of credit.

  Accrued Liabilities and Other Long-Term Obligations

Accrued liabilities and other long term obligations consist of the following (in thousands):

	February 28, 2002	February 28, 2001
Accrued liabilities: Employee compensation	$ 531	$ 678
Accrued preferred dividends	71	75
Income taxes	650	211
Accrued interest	102	260
Restructuring costs	-	122
Other	552	515
	$1,906	$1,861
Other long-term obligations liabilities:
Post retirement health benefit obligations	$ 674	$ 697
Deferred compensation	633	670
Other	535	528
	$1,842	$1,895

(8) Long-term Debt and Subordinated Notes Payable

Long-term debt and subordinated notes payable consist of the following (in thousands):

	February 28, 2002	February 28, 2001
Convertible subordinated debentures, due October 2007; interest at 10.5% payable semi-annually; annual principal payments through maturity, unsecured	$2,584	$ 3,018
Subordinated note payable of JM Ney due December 2004; collateralized by a lien on JM Ney's assets; interest at 10.26% payable quarterly	-	7,500
Notes payable to officer, collateralized by a lien on real estate	-	1,200
Other	9	170
	2,593	11,888
Less unamortized discounts on notes payable	-	(141)
	2,593	11,747
Less current maturities	(435)	(734)
	$2,158	$11,013

The terms of the 2007 convertible subordinated debentures call for the annual redemption of approximately $431,000 of principal. The debentures are convertible into common stock of the Company at any time prior to maturity at $16.17 per share, subject to adjustment under certain conditions. At February 28, 2002, 159,802 shares of common stock were reserved for conversion.

In connection with the issuance of the subordinated note payable in FY98, JM Ney issued warrants to the lender to acquire 34,000 shares of its common stock at an exercise price of $1.00 per share, and warrants to acquire 6,000 shares at an exercise price of $10.00 per share. These warrants were exercisable at any time until December 2007, or six months after an initial public offering. Upon issuance of the note, the estimated fair value of these warrants of $205,000 was recorded as a liability and a discount to the face amount of the note. The discount was being amortized over the life of the note but was written off in its entirety during FY02 as a result of the prepayment of the underlying note. The lender had an option to put these warrants back to JM Ney at the earlier of December 2002, or the date of an initial public offering of JM Ney's common stock on terms as defined in the agreement. At February 28, 2002, the liability of $205,000 for the warrants remained within other long-term obligations. In connection with the sale of JM Ney's assets in March 2002 as discussed in Note 23, JM Ney settled these warrants for $160,000.

During FY00, the President and Chief Executive Officer loaned the Company $1,000,000 for the purpose of increasing the Company's investment in Moscow Broadband. This loan was paid by the Company in December 2001. The loan bore interest at the annual rate of 8.5%, and was collateralized by a lien on the Company's real estate which was sold in December 2001. In connection with the loan, the Company issued the officer warrants to acquire 18,706 shares of the Company's common stock at an exercise price of $16.04 per share. Such warrants are exercisable through February 2003. The estimated fair value of these warrants of $68,000 was recorded as a discount to the face amount of the loan, and was amortized over the original life of the loan. During FY01, the President and Chief Executive Officer loaned the Company an additional $200,000. The Company repaid this note in April 2001. The loan bore interest at the annual rate of 8.5%, and was collateralized by a lien on the Company's real estate. In connection with the loan, the Company issued the officer warrants to acquire 5,393 shares of the Company's common stock at an exercise price of $11.13 per share. Such warrants are exercisable through April 2003. The estimated fair value of these warrants of $18,000 was recorded as a discount to the face amount of the loan, and was being amortized over the life of the loan. During FY02 and FY01, the Company paid the officer approximately $99,000 and $101,000, respectively, of interest pursuant to these notes.

Non-cash interest expense from the amortization of discounts and deferred financing costs totaled $247,000, $150,000 and $86,000 during FY02, FY01 and FY00, respectively.

Maturities of long-term debt for each of the next five fiscal years and thereafter as of February 28, 2002 are as follows (in thousands):

2003	$ 435
2004	431
2005	431
2006	431
2007	431
Thereafter	434
$ 2,593

(9) Income Taxes

For FY02, FY01 and FY00, income tax expense (benefit) consists of the following (in thousands):

	2002	2001	2000
Current Federal	$373	$ 5	$ (141)
Current State	60	60	148
Deferred Federal	55	(237)	(563)
Deferred State	(77)	(109)	(70)
	$411	$(281)	$ (626)

The difference between the actual income tax expense (benefit) and the income tax expense (benefit) computed by applying the statutory Federal income tax rate of 34% to income (loss) before income taxes is attributable to the following (in thousands):

	2002	2001	2000
Income tax expense (benefit), at statutory rates	$334	$(647)	$(549)
State income taxes, net of Federal impact	(17)	(32)	51
Tax credits	-	-	(355)
Valuation allowance	96	402	267
Other	(2)	(4)	(40)
Income tax expense (benefit)	$411	$(281)	$(626)

The principal components of the net deferred tax asset (liability) as of February 28, 2002 and 2001 are as follows (in thousands):

	February 28, 2002	February 28, 2001
Deferred tax liabilities:
Fixed asset basis differences	$ (337)	$ (769)
Inventory	(351)	(1,092)
Pension	(1,658)	(1,757)
Unrealized gains on marketable securities, net	(62)	-
Total deferred tax liabilities	(2,408)	(3,618)
Deferred tax assets:
Post-retirement benefits other than pensions	249	269
Unrealized losses on marketable securities, net	-	275
Equity in losses of Moscow Broadband	909	537
Allowance for uncollectible receivables	35	57
Accrued vacation	6	96
Federal and State credit carry-forwards	184	443
Federal and State net operating loss carry- forwards	-	801
Capital loss carry forwards	193	85
Valuation allowance	(1,021)	(925)
Other	83	188
Total deferred tax assets	638	1,826
Net deferred tax liabilities	$(1,770)	$(1,792)

At February 28, 2002, the Company had $184,000 of Federal alternative minimum tax credit carry-forwards that have no expiration date. A valuation allowance of $1,021,000 has been established at February 28, 2002 against the capital losses, equity in losses of Moscow Broadband, and unrealized losses on marketable securities to the extent it is more likely than not that these items will not be realized. The Company has $521,000 of Federal capital loss carryforwards which expire in the fiscal years ending February 2021 and February 2022.

(10) Series A Cumulative Convertible Preferred Stock

The Company's Series A Cumulative Convertible Preferred Stock (Preferred Stock) has an annual dividend rate of $1.50 per share, that is paid quarterly. The Preferred Stock is convertible into the Company's common stock at any time at a rate of 1.944 shares of common stock for each share of Preferred Stock, subject to certain adjustments. At February 28, 2002, 365,483 shares of common stock have been reserved for conversion.

During FY02, FY01 and FY00, 13,195, 15,663 and 39,552 shares of the Preferred Stock were converted into 25,650, 30,447 and 76,886 shares, respectively, of the Company's common stock.

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

(11) Income (loss) Per Share

The computation of basic and diluted income (loss) per share is as follows (in thousands, except per share amounts):

	2002	2001	2000
Numerator for basic and diluted earnings per share:
Income (loss) applicable to common shareholders	$242	$(1,927)	$(1,349)
Denominator for basic earnings per share: Weighted average shares	2,082	2,048	1,932
Effect of dilutive securities	-	-	-
Denominator for diluted earnings per share	2,082	2,048	1,932
Basic and diluted income (loss) per share	$0.12	$(0.94)	$(0.70)

For FY02, FY01 and FY00, the net addition of 22,050, 28,078, and 16,777 common share equivalents, respectively, from the assumed exercise of stock options using the treasury method have been excluded, because of their antidilutive effects.

For each of FY02, FY01 and FY00, the effects of the conversion of the Preferred Stock and the 10 1/2% Convertible Subordinated Debentures have been excluded because the impacts of such conversions would have been antidilutive.

(12) Stock Option Plans

The Company's and JM Ney's incentive stock option plans provide for option grants to directors and key employees at prices equal to at least 100% of the stock's fair market value at date of grant. Options generally vest over three years and have a maximum term of ten years. No stock options were granted during FY02 or FY00. All options granted during FY01 had an exercise price equal to the fair market value as of the date of grant. The per share weighted average fair value of stock options granted during FY01 under the Company plan was $8.18 using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, expected life of five years, and expected volatility of 80%.

Grants of options in FY01 under the JM Ney plan had a fair value of $7.61 per share, based upon an expected dividend yield of 0%, risk-free interest rate of 6%, expected life of five years, and expected volatility of 33%.

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans, including the JM Ney plan, been determined based on the fair value on the grant date for awards during FY02, FY01 and FY00 consistent with the provisions of SFAS No. 123, the Company's net income (loss) applicable to common shares, and the income (loss) per share would have adjusted to the pro forma amounts indicated below (amounts in thousands, except per share data):

	2002	2001	2000
Income (loss) applicable to common shareholders:
As reported	$242	$(1,927)	$(1,349)
Pro forma	$173	$(1,966)	$(1,521)
Income (loss) per share - basic and diluted:
As reported	$0.12	$ (0.94)	$ (0.70)
Pro forma	$0.08	$ (0.96)	$ (0.79)

The Company has reserved 94,250 shares of common stock for the exercise of stock options. The Company's plan expired during FY01, and accordingly, no future options can be granted under the Plan. JM Ney had reserved 106,050 shares of its common stock for the exercise of stock options, of which no shares were available for issuance at February 28, 2002 due to restrictions in the agreement governing the sale of its operating assets to Deringer Mfg. Company (Note 23).

Activity under the Company's plan, which excludes JM Ney's plan, was as follows:

	Number	Weighted Average	Range of
Outstanding Options	Of Shares	Exercise Price	Exercise Prices

Balance at February 28, 1999	94,000	$5.31	$3.81 - $8.38
Exercised	(2,600)	$3.81	$3.81
Canceled	(10,700)	$6.27	$3.81 - $6.44
Balance as of February 29, 2000	80,700	$5.23	$3.81 - $8.38
Granted	40,000	$12.00	$10.50-$13.50
Exercised	(18,000)	$4.08	$3.81 - $6.25
Balance as of February 28, 2001	102,700	$8.06	$3.81 - $13.50
Canceled	(6,000)	$8.38	$8.38
Exercised	(2,450)	$3.81	$3.81
Balance as of February 28, 2002	94,250	$8.16	$3.81 - $13.50

At February 28, 2002, the range of exercise prices and the weighted average remaining contractual life of the options was as follows:

Options Outstanding Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$10.50-$13.50	40,000	$12.00	8.3 years	40,000	$12.00
$6.13 - $6.44	34,000	$6.22	5.0 years	34,000	$6.22
$3.81	20,250	$3.81	4.1 years	20,250	$3.81
	94,250	$8.16	6.2 years	94,250	$8.16

During FY01, options to purchase 2,000 shares of JM Ney, at an average exercise price of $11.17 per share were issued. During FY02, FY01 and FY00, options to acquire 750, 500 and 6,500 shares, respectively, of JM Ney were forfeited. During FY02, FY01 and FY00, options to acquire 250, 21,000 and 9,750 shares, respectively, were exercised, and the resultant shares were simultaneously repurchased by JM Ney for net consideration of $100, $24,000 and $16,000, respectively. At February 28, 2002, all of the 106,050 total outstanding JM Ney options were exercisable. At February 28, 2002, the Company owned all 850,000 outstanding shares of JM Ney. There presently is no public market for JM Ney's common stock. Subsequent to the sale of JM Ney's assets, as discussed in Note 23, the Company purchased all of the outstanding JM Ney options from the holders thereof for total consideration of $304,000.

(13) Retirement Plans

The Company maintains a noncontributory defined benefit plan and a defined contribution plan, which collectively cover substantially all full-time employees. The defined contribution plan is funded through employee contributions and employer matching contributions. Pension expense for the Company's defined contribution plan totaled $213,000, $223,000 and $208,000, in FY02, FY01 and FY00, respectively. The defined benefit plan held 12,250 shares of the Company's stock at both February 28, 2002 and 2001.

The following table sets forth the changes in benefit obligations, changes in fair value of plan assets, funded status and net amounts recognized for the defined benefit plan (in thousands). Such amounts are reported on a two month lag to coincide with the December 31 fiscal year end of the plan.
	February 28, 2002	February 28, 2001	February 29, 2000
Changes in Benefit Obligations
Benefit obligation at beginning of year	$12,304	$11,001	$11,663
Service cost	299	261	397
Interest cost	888	864	791
Experience loss	339	232	138
Distributions	(873)	(1,010)	(971)
Effect of curtailment (Note 16)	-	(178)	-
Effect of assumption changes	397	1,134	(1,017)
Benefit obligation end of year	13,354	12,304	11,001
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	15,324	14,069	14,530
Actual return on assets	1,229	2,265	510
Benefits paid	(873)	(1,010)	(971)
Fair value of plan assets at end of year	15,680	15,324	14,069
Funded status	2,326	3,020	3,068
Unrecognized net actuarial loss	2,530	1,886	1,953
Unrecognized past service cost	(81)	(97)	(104)
Prepaid pension expense	$4,775	$ 4,809	$ 4,917

Experience losses are comprised primarily of variances in employee turnover, the amount of salary increases and the Plan's mortality experience. The effect of assumption changes is primarily comprised of changes in the discount rate used to calculate the projected benefit obligations.

For FY02, FY01 and FY00, the projected benefit obligations and pension expense were determined using the following assumptions:

	2002	2001	2000
Discount rate	7.00%	7.25%	7.75%
Future compensation growth rate	5.00%	5.00%	5.00%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%

Net pension expense for the Company's funded defined benefit plan in FY02, FY01 and FY00 includes the following components (in thousands):

	2002	2001	2000
Service cost of benefits accrued	$ 299	$ 261	$ 397
Interest cost on projected benefit obligations	888	864	791
Expected return on plan assets	(1,192)	(1,086)	(1,124)
Unrecognized net gain	39	69	52
Pension expense	$ 34	$ 108	$ 116

(14) Post-retirement Benefit Obligations

At February 28, 2002 and 2001, the accumulated benefit obligation for its unfunded retiree health care plan was approximately $674,000 and $697,000, respectively, and the net unrecognized actuarial gain was approximately $6,000 and $115,000, respectively. The Company's cost for this plan for FY02, FY01, and FY00 was approximately $35,000, $2,000, and $7,000, respectively. Such expenses were comprised of interest cost of $40,000, $30,000 and $37,000, respectively and amortization of unrecognized net actuarial gains of $5,000, $28,000 and $30,000 respectively. . Benefit payments made under this plan for FY02, FY01 and FY00 were approximately $58,000, $41,000, and $40,000, respectively. At February 28, 2002, 32 retirees and their spouses were receiving benefits under this plan.

The accumulated benefit obligation was determined using the unit credit method and assumed discount rates of 7.00% and 7.25% at February 28, 2002 and 2001, respectively. At February 28, 2002, the accumulated benefit obligation was compiled using assumed health care cost trend rates of 12%, gradually declining to 6% for the remainder of the projected payout period of the benefits.

The estimated effect on the present value of the accumulated benefit obligation at March 1, 2002 of a 1% increase each year in the health care cost trend rate used would result in an estimated increase of approximately $3,000 in the service and interest cost, and approximately $41,000 in the accumulated benefit obligation. A 1% decrease each year in the health care trend rate would result in a decrease of approximately $3,000 in the service and interest costs, and a decrease of approximately $38,000 in the accumulated benefit obligation.

(15) Leases

The Company leases various manufacturing and office facilities and equipment under operating lease agreements expiring through December 2005. Lease expense was $602,000, $472,000 and $382,000 for FY02, FY01 and FY00, respectively.

Future minimum lease payments under the terms of the leases for each of the next five years, are as follows as of February 28, 2002 (in thousands):

	Electronics Segment	Corporate Segment	Total

2003	$ 590	$45	$ 635
2004	469	7	476
2005	405	-	405
2006	240	-	240

	$1,704	$52	$1,756

The above amounts include the principal portion of capital lease payments of $9,000 in FY03. Pursuant to the discussion in Note 23, the commitments of the Electronics Segment were assigned to the buyers of JM Ney's operating assets.

(16) Restructuring Costs

In February 2001, JM Ney announced a restructuring of its operations which involved the reduction of 33 employees from its workforce. The cost of this restructuring, which is primarily comprised of severance payments and benefits, was $256,000, of which $134,000 was paid prior to February 28, 2001. The remaining costs were paid during FY02.

(17) Business Segments and Export Sales

During FY02, the Company operated in two continuing segments: Electronics, which comprises the operations of JM Ney, and Corporate, which includes the Company's investment, real estate and corporate administrative activities. Operating income (loss) consists of revenues, less all non-interest costs and expenses directly allocated to the industry segments. Corporate revenues consist of investment income (loss) and other income not attributable to the Electronics segment. Corporate identifiable assets include assets not directly attributable to JM Ney.

Summarized financial information by business segment is as follows (in thousands):

	FY02	FY01	FY00
Net sales and revenues:
Electronics	$27,894	$ 39,460	$29,049
Corporate	590	698	1,262
	$28,484	$ 40,158	$30,311
Operating income (loss):
Electronics	$ 4,320	$ 1,904	$ 1,305
Corporate	(1,563)	(1,107)	(1,193)
	$ 2,757	$ 797	$ 112
Interest expense:
Electronics	$ 726	$ 1,521	$ 1,300
Corporate	374	450	425
	$ 1,100	$ 1,971	$ 1,725
Identifiable assets:
Electronics	$20,306	$25,772	$27,835
Corporate	4,963	7,304	9,283
	$25,269	$33,076	$37,118
Depreciation, amortization and interest accretion:
Electronics	$ 1,442	$ 1,393	$ 1,316
Corporate	139	196	150
	$ 1,581	$ 1,589	$ 1,466
Capital expenditures:
Electronics	$ 216	$ 337	$ 2,118
Corporate	-	21	20
	$ 216	$ 358	$ 2,138

Export sales for FY02, FY01 and FY00 were $7,373,000, $9,552,000 and $5,941,000, respectively. Such sales were made primarily to customers in Europe and the Pacific Rim.

During FY02, FY01, and FY00 sales to one customer accounted for 12.0%, 14.4%, and 17.7%, of net sales, respectively. At February 28, 2002 and February 28, 2001 accounts receivable from this customer represented and 9.5% and 14.7%, respectively, of consolidated net accounts receivable.

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

The carrying values of long-term debt issued by banks and capital lease obligations approximate fair value based on interest rate and repayment terms, and the extent to which the individual debts are collateralized. At February 28, 2002 the fair value of the Company's 10.5% convertible debentures was approximately $2,070,000 based on a quoted market value of the security.

(19) Litigation

The Company is involved in various legal proceedings generally incidental to its business. The outcome of any litigation or regulatory issues contains an element of uncertainty. Given the legal and factual issues that remain outstanding related to the Company's litigation, the Company currently has no basis to ascertain the range of loss, should any occur, with respect to an outcome that may be considered unfavorable.

(20) Supplemental Disclosure of Cash Flow Information

The information below supplements the cash flow data presented in the Company's Consolidated Statements of Cash Flows (in thousands):

	2002	2001	2000
Cash paid (received) for:
Interest	$1,038	$1,898	$ 1,692
Income taxes, net	$ (13)	$ (140)	$ (140)

During FY02, FY01 and FY00, the Company issued 25,650, 30,447 and 76,886 shares, respectively, of its common stock from the conversion of preferred stock; and during FY02, FY01 and FY00, it issued 247, 0 and 988 shares of its common stock from conversion of 10 1/2% convertible notes.

(21) Related Party Transactions

During FY02 and FY01, the Company allocated approximately $125,000 and $204,000 of expenses to Moscow Broadband for administrative services provided.

During FY01, the Company's Chairman and Secretary was granted a bonus in the form of the forgiveness of $111,743 of a $223,487 unsecured non-interest-bearing note payable to the Company. During FY02 the remaining $111,744 balance of this note was repaid to the Company.

The Company leases office space from a company owned by its President and Chief Executive Officer, for which it paid $40,476 during the fiscal year ended February 28, 2002.

(22) Quarterly Financial Data (unaudited)

2002 Quarterly Financial Data	May 31	August 31	November 30	February 28
Net sales and revenues	$8,388	$7,509	$6,309	$6,278
Gross profit	2,952	1,229	1,768	3,235
Net income (loss) before equity in losses of unconsolidated subsidiary and income taxes	1,008	(540)	(198)	1,387
Net income (loss)	384	(579)	(279)	1,002
Income (loss) applicable to common shares	311	(652)	(349)	932
Earnings (Loss) Per Common Share-Basic:	$0.15	$(0.31)	$(0.17)	$0.45
-Diluted:	$0.15	$(0.31)	$(0.17)	$0.40

2001 Quarterly Financial Data	May 31	August 31	November 30	February 28
Net sales and revenues	$9,605	$10,318	$9,520	$10,715
Gross profit	2,504	2,416	2,280	1,583
Net income (loss) before equity in losses of unconsolidated subsidiary and income taxes	(79)	89	(498)	(686)
Net loss	(126)	(60)	(469)	(968)
Loss applicable to common shares	(202)	(137)	(544)	(1,044)
Loss Per Common Share, Basic and Diluted:	$(0.10)	$(0.07)	$(0.26)	$(0.51)

(23) Subsequent Events

Sale of JM Ney

During March 2002, the Company received shareholder approval for the sale of substantially all of the operating assets and certain liabilities of JM Ney to Deringer Mfg. Company. On March 26, 2002, the Company completed this transaction and received cash consideration of $10,961,000, of which $600,000 was placed in an escrow account to settle potential claims of the buyer relating to identified components of the inventory sold and the Company's representations and warranties. The sales resulted in an estimated pre-tax gain of approximately $2,070,000. This gain is based on estimates of the value of certain asset balances sold and of expenses of the transactions. Any differences between these estimates and their actual settlement will change the gain accordingly. The Company and Deringer also entered into an eight-year lease of JM Ney's Bloomfield, Connecticut manufacturing facility. Concurrent with the transaction, the outstanding cash and precious metals borrowings under JM Ney's revolving line of credit with its primary bank were repaid and the Company purchased warrants for JM Ney's common stock (see Note 8) from the bank for consideration of $160,000.

ComCor-TV Transaction

In April 2002, the Company entered into agreements, subject to shareholder approval, under which the Company will acquire the 50% equity ownership of ComCor-TV presently owned by COMCOR in exchange for approximately $28 million of the Company's common stock. The number of shares to be issued to purchase this equity will be determined based upon the average price of the Company's stock during a defined period prior to the closing of the transaction, provided that the price remains between $8 and $12 per share. The agreements require COMCOR to contribute defined operating assets and additional shares of IAS to ComCor-TV. The Company is required to acquire substantially all of the outstanding shares of Moscow Broadband that it currently does not own and to contribute additional cash totaling $16.7 million, as well as Moscow Broadband's remaining shares of IAS to ComCor-TV. At this date, the Company has not entered into any agreements or formalized any terms or plans to acquire additional ownership of Moscow Broadband. If these transactions occur substantially as planned, both Moscow Broadband and ComCor-TV will be substantially wholly-owned by the Company and become consolidated subsidiaries of the Company.

Report of Independent Accountants

To the Stockholders and Board of Directors

Andersen Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Andersen Group, Inc. and its subsidiaries at February 28, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The statements of operations, of stockholders' equity and of cash flows for the year ended February 29, 2000 were audited by other independent accountants whose report dated May 3, 2000 expressed an unqualified opinion on those statements.

/s/ PricewaterhouseCoopers LLP

Hartford, CT

April 30, 2002

Independent Auditors' Report

The Stockholders and Board of Directors

Andersen Group, Inc.

New York, NY

We have audited the consolidated statements of operations, changes in stockholders' equity, and cash flows of Andersen Group, Inc. and subsidiaries for the year ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations, changes in stockholders' equity and cash flows of Andersen Group, Inc. and subsidiaries for the year ended February 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP

Hartford, Connecticut

May 3, 2000

Report of Independent Accountants

To the Board of Directors and

Shareholders of ABC Moscow Broadband Communication Limited:

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of ABC Moscow Broadband Communication Limited at December 31, 2001 and 2000 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, CT

April 30, 2002, except as to Note 8 which is as of May 15, 2002

ABC Moscow Broadband Communication Limited

Balance Sheets (in thousands, except share data)

December 31, 2001 and 2000

	2001	2002
Assets
Current assets
Cash and cash equivalents	$ 4,344	$ 7,837
Prepaid expenses and other current assets	9	-

Total current assets	4,353	7,837

Investment in ComCor-TV (Note 3)	5,465	7,325
Notes receivable from ComCor-TV (Note 6)	2,527	-
Investment in Institute for Automated Systems ("IAS") (Note 3)	48	48

Total assets	$12,393	$15,210

Liabilities, Common Stock Subscribed, and Shareholders' Equity
Current liabilities
Accounts payable	$ 2	$ 201
Accrued expenses	129	53
Payable to Andersen Group, Inc. (Note 6)	6	15

Total current liabilities	137	269
Commitments and contingencies (Note 5)
Common stock subscribed (Note 4)	-	550
Shareholders' equity
Common stock, Class A, 1 Cyprus Pound (US $2.20) par value; 1,000 shares authorized, issued and outstanding in 2001 and 2000 (Note 4)	2	2
Common stock, Class B, $1,000 par value; 19,000 shares authorized, 19,000 and 18,450 shares issued and outstanding in 2001 and 2000, respectively (Note 4)	19,000	18,450
Additional paid-in capital	1,409	1,409
Accumulated deficit	(8,155)	(5,470)

Total shareholders' equity	12,256	14,391

Total liabilities, common stock subscribed, and shareholders' equity	$12,393	$15,210

The accompanying notes are an integral part of these financial statements.

ABC Moscow Broadband Communication Limited

Statements of Operations (in thousands)

For the Years Ended December 31, 2001, 2000 and 1999

	Year ended December 31, 2001	Year ended December 31, 2000	Year ended December 31, 1999 (Unaudited)

Interest income	$ 311	$ 499	$ 2

Expenses
Salaries	254	246	-
Legal and consulting	598	912	727
Allocations from Andersen Group, Inc.	158	212	39
Travel and other	143	233	45

Total operating expenses	1,144	1,603	811

Investment loss	(833)	(1,104)	(809)

Equity in losses of ComCor-TV	(1,852)	(1,814)	-

Net loss	$(2,685)	$(2,918)	$(809)

The accompanying notes are an integral part of these financial statements.

ABC Moscow Broadband Communication Limited

Statements of Changes in Shareholders' Equity (Deficit) (in thousands, except share data)

For the Years Ended December 31, 2001, 2000 and 1999

	Class A Common Stock		Class B Common Stock		Additional Paid In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance at December 31, 1998 (unaudited)	1,000	$ 2	-	$ -	$1,516	$(1,743)	$(225)
Net loss (unaudited)	-	-	-	-	-	(809)	(809)
Balance at December 31, 1999 (unaudited)	1,000	2	-	-	1,516	(2,552)	(1,034)
Issuance of Class B common stock, net of issuance costs of $107,000	-	-	17,450	17,450	(107)	-	17,343
Conversion of shareholders' payable to Class B common stock (Note 4)	-	-	1,000	1,000	-	-	1,000
Net loss	-	-	-	-	-	(2,918)	(2,918)
Balance as of December 31, 2000	1,000	2	18,450	18,450	1,409	(5,470)	14,391
Issuance of Class B common stock	-	-	550	550	-	-	550
Net loss	-	-	-	-	-	(2,685)	(2,685)

Balance at December 31, 2001	1,000	$ 2	19,000	$19,000	$1,409	$ (8,155)	$12,256

The accompanying notes are an integral part of these financial statements.

ABC Moscow Broadband Communication Limited

Statements of Cash Flows (in thousands)

December 31, 2001, 2000 and 1999

	Year ended	Year ended	Year ended
	December 31, 2001	December 31, 2000	December 31, 1999
			(Unaudited)

Cash flows from operating activities
Net loss	$(2,685)	$(2,918)	$(809)
Equity in losses of ComCor-TV	1,852	1,814	-
Change in prepaid expenses and other current assets	(9)	-	-
Change in accounts payable and accrued liabilities	(123)	4	247
Change in payable to Andersen Group, Inc.	(9)	(17)	32
Change in payable to shareholders	-	-	608

Net cash (used in) provided by operating activities	(974)	(1,117)	78

Cash flows from investing activities
Purchase of investment in ComCor-TV	8	(9,020)	-
Notes receivable from ComCor-TV	(2,527)	-	-

Net cash used in investing activities	(2,519)	(9,020)	-

Cash flows from financing activities
Cash received from issuance of Class B shares, net of offering expenses	-	17,343	-
Cash received for common stock subscribed (Note 4)	-	550	-

Net cash provided by financing activities	-	17,893	-

Net (decrease) increase in cash	(3,493)	7,756	78
Cash at beginning of year	7,837	81	3

Cash at end of year	$ 4,344	$ 7,837	$ 81

The accompanying notes are an integral part of these financial statements.

ABC Moscow Broadband Communication Limited

Notes to Financial Statements

December 31, 2001 and 2000

1. Nature of the Business

ABC Moscow Broadband Communication Limited ("Moscow Broadband" or the "Company") is a Cyprus-based association formed in 1995 as Treglos Investments Limited to act as a holding company for investments in Russian companies. From 1995 to early 2000, its primary investment had been an approximately 6% interest in The Institute for Automated Systems ("IAS"), a Moscow-based telecommunications company. In June 2000, the Company changed its name from Treglos Investments Limited to ABC Moscow Broadband Communication Limited. In January 2000, Moscow Broadband entered into an agreement (the "Joint Venture Agreement") with Moscow Telecommunications Corporation ("COMCOR") under which COMCOR and Moscow Broadband would fund the operations of ZAO ComCor-TV ("ComCor-TV") and maintain joint and equal control over ComCor-TV. ComCor-TV is developing and operating a network to deliver cable television, high speed data transmission and Internet access, and IP telephony to up to 1,500,000 homes and businesses throughout the Moscow region.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United Sates of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, accounts payable, accrued expenses, and notes receivable, approximate their fair value at December 31, 2001 and 2000 due to their short maturities.

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

3. Investments

The Company's investments in ComCor-TV and IAS are subject to the risks and uncertainties of the economy of the Russian Federation. This economy continues to display characteristics of an emerging market. These characteristics include, but are not limited to, the existence of the following: a currency that is not freely convertible outside of the country; extensive currency controls; a low level of liquidity in the public and private debt and equity markets; and high inflation.

The prospects for future stability in the Russian Federation are largely dependent upon the effectiveness of economic measures undertaken by the government, together with legal, regulatory and political developments.

Investment in IAS

The investment in IAS is carried at historical cost, adjusted for other than temporary declines in fair value. Moscow Broadband invested $1,000,000 (unaudited) for the purchase of shares of IAS in 1996. During the year ended December 31, 1998, the Company recorded an $833,000 (unaudited) impairment loss to reflect an other than temporary decline in its value relating to the financial crisis in Russia at that time. During the year ended December 31, 2001, 10,722 shares of IAS with an adjusted cost basis of $119,000 were contributed to ComCor-TV as discussed below. Such shares were recorded by ComCor-TV at a fair value of $634,000 in accordance with joint venture accounting. As of December 31, 2001, the Company owned 4,402 shares which represent approximately 1.8% of IAS.

Investment in ComCor-TV

The investment in ComCor-TV is accounted for under the equity method of accounting pursuant to APB 18. On April 24, 2000, pursuant to the Joint Venture Agreement, the Company contributed $8,500,000 in cash, 10,722 shares of IAS, and agreed to contribute an additional $500,000 in cash during the year ended December 31, 2001. In return, the Company received a 50% equity ownership in ComCor-TV. In accordance with the Joint Venture Agreement, the Company will share in half the profits and losses of ComCor-TV and is permitted to appoint half the directors to the ComCor-TV Board of Directors. The Company shares joint control over ComCor-TV with COMCOR and, as a result, the investment is being accounted for under the equity method. During the year ended December 31, 2000, the Company contributed approximately $20,000 more than the $500,000 commitment. Such excess payments will reduce future equity contributions made to ComCor-TV.

At December 31, 2001, the reported value of the Company's investment in ComCor-TV was $5,465,000 and its 50% equity in the net assets of ComCor TV was approximately $6,013,000. The $548,000 difference is largely attributable to the higher valuation on ComCor-TV's financial statements of the IAS shares contributed, as compared with the Company's cost basis. This difference will not be accreted into the Company's results of operations, as it relates to a non-amortizing asset.

The following presents ComCor-TV's summarized financial information as of and for the years ended December 31, 2001 and 2000 (in thousands):

	2001	2000
Consolidated Balance Sheet
Current assets	$ 2,930	$ 4,972
Non-current assets	14,850	14,291
Total assets	$17,780	$ 19,893

Current liabilities	$ 3,631	$ 666
Non-current liabilities	2,099	3,466
Total liabilities	$ 5,730	$ 4,132

Minority interest	25	32
Shareholders' equity	12,025	15,729
Total liabilities and shareholders' equity	$17,780	$ 19,893

Consolidated Statement of Operations
Revenues	$ 1,200	359
Cost of revenues, including amortization of intangibles	$ (3,099)	$ (1,611)
Loss from operations	$ (5,094)	$ (3,574)
Net loss	$ (3,704)	$ (3,599)

4. Common Stock

The Company was originally capitalized with 1,000 shares of Class A common stock, which has a par value of one Cyprus pound per share (US $2.20). During 2000, the Company's Board of Directors authorized the creation of a separate class of common stock, Class B common stock. The Company is authorized to issue up to 19,000 shares of Class B common stock with a par value of US$1,000. Each class of stock has equal rights with respect to voting, dividends and preference in liquidation.

During 2000, the Company completed a private placement of 19,000 shares of its Class B common stock at a price of $1,000 each. As of December 31, 2000, two investors in the private placement had not been issued stock certificates for their 550 shares of Class B common stock pending foreign bank citizenship approval. Accordingly, the $550,000 of proceeds relating to these shares were classified as common stock subscribed. During the year ended December 31, 2001, all 550 shares of Class B common stock were issued to these investors. At the time of the private placement, the Company was indebted to certain of the holders of the Class A common stock in the aggregate amount of $1,000,000 for expenses incurred on the Company's behalf from 1995 through December 1999. Concurrent with the private placement, these shareholders elected to convert this liability into equity through the subscription of Class B shares. Costs relating to the private placement, and issuance of the shares, were charged to additional paid-in capital.

5. Commitments and Contingencies

During 2000, the Company pledged to grant options to two officers to purchase a total of 300 shares of its common stock at an exercise price of $1,000 per share. At present there is no formalized stock option plan which governs the administration of these options, and there is not a sufficient number of authorized shares to permit the issuance of shares pursuant to the exercise of these options. The Company expects to formalize the documentation and grant these options in 2002.

6. Related Party Transactions

At December 31, 2001, the Company has only one compensated officer, and it does not have its own facilities. Accordingly, it relies on Andersen Group, Inc. ("Andersen"), a U.S. publicly traded company which owns 25% of the outstanding stock of the Company, for all its administrative and operational activities. In connection therewith, Andersen charged $158,000 and $212,000 of administrative expenses to the Company during the years ended December 31, 2001 and 2000, respectively.

The President of the Company is compensated directly by the Company and is also the Chairman of Andersen. The President and Chief Financial Officer of Andersen also are Chairman and Chief Financial Officer, respectively, of the Company. Accordingly, a portion of their services are paid for by the Company.

During 2001, the Company extended a line of credit to ComCor-TV. Under the terms of the agreement, ComCor-TV can borrow up to $1.5 million, repayable on March 31, 2002, with interest calculated at LIBOR plus 1%. During 2001, ComCor-TV borrowed the full $1,500,000 million under the agreement and also borrowed an additional $1,027,162 from the Company. At December 31, 2001 accrued interest receivable on the note totaled $6,521. During 2002, ComCor-TV borrowed an additional $250,000 from the Company. The Company expects to be repaid the full loan amounts in conjunction with future equity contributions to ComCor-TV from Andersen, pursuant to the agreements discussed in Note 8.

7. Income Taxes

The principal components of the deferred tax balances are as follows:

	December 31,
	2001	2000

Net operating loss carryforwards	$ 268	$ 115

Net deferred tax assets	268	115
Deferred tax asset valuation allowance	(268)	(115)
	$ -	$ -

The Company is subject to income tax in Cyprus at the rate of 4.25%. There is no tax liability for the year because of the losses incurred. The losses can be carried forward and utilized against the profits of the 5 years following the year in which they were incurred.

The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards cannot be sufficiently assured at December 31, 2001.

8. Subsequent Event

In April 2002, Andersen Group, Inc. and COMCOR entered into agreements that, subject to necessary shareholder approvals, would provide ComCor-TV with additional capital to enable it to continue to operate and would transfer the ownership of the 50% of ComCor-TV presently held by COMCOR to Andersen Group. Terms of the agreement also require Andersen Group to acquire substantially all the shares of the Company that it presently does not own. At this date, Andersen Group has not entered into any agreements or formalized any terms or plans to acquire additional ownership of the Company. If these transactions occur substantially as planned, both the Company and ComCor-TV will become consolidated subsidiaries of Andersen Group.

ComCor-TV is currently dependent upon additional sources of capital. Without the capital to be provided by COMCOR, the Company and Andersen Group, ComCor-TV may not be able to continue as a going concern, which could have a significant adverse affect on the reported value of the Company's investment in ComCor-TV.

In May 2002, the Company made a $5 million additional equity investment in ComCor-TV. ComCor-TV, in turn, used part of the proceeds to repay $2,509,741 of the loans, plus accrued interest, as detailed in Note 6.

Report of Independent Accountants

To the board of directors and shareholders of Closed Joint-Stock Company COMCOR-TV:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Closed Joint-Stock Company COMCOR-TV (the "Company") and its subsidiary at 31 December 2001 and 2000, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers

Moscow, Russia

27 May 2002

STATEMENT OF MANAGEMENT'S RESPONSIBILITIES

To the Shareholders of Closed Joint Stock Company "COMCOR- TV"

International convention requires that management prepare financial statements, which give a true and fair view of the state of affairs of Closed Joint-Stock Company COMCOR-TV (the "Company") at the end of each financial period and of the results, cash flows and changes in shareholders' equity for each period. Management are responsible for ensuring that the Company keeps accounting records, which disclose with reasonable accuracy the financial position of the Company and which enable them to ensure that their statutory accounting reports comply with Russian laws and regulations. Furthermore, appropriate adjustments were made to such statutory accounts to present the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America. Management also have a general responsibility for taking such steps as are reasonably open to them to safeguard the assets of the Company and to prevent and detect fraud and other irregularities. We have achieved these objectives.

For and on behalf of Management

Mikhail V. Silin

General Director

Nina M. Plastinina

Finance Director

CLOSED JOINT STOCK COMPANY "COMCOR-TV"

CONSOLIDATED BALANCE SHEET

31 DECEMBER 2001

(In thousands of US Dollars, except per share information)
	Notes	31 December 2001	31 December 2000
ASSETS
Current assets
Cash and cash equivalents	5	$1,188	$4,025
Trade accounts receivable		35	37
Inventories		810	198
Prepaid expenses		81	246
Taxes recoverable	6	770	419
Other current assets		46	47
Total current assets		2,930	4,972

Non-current assets
Property, plant and equipment, net	7	1,733	1,198
Advances for network construction and design	8	1,362	880
Intangible assets, net	9	8,987	10,075
Long-term investment		2,768	2,768
Total non-current assets		14,850	14,921

Total assets		$17,780	$19,893

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payables		$44	$9
Accounts payable to a related party	4	570	209
Loan from a shareholder	4	2,266	-
Accrued expenses	10	605	384
Other current liabilities		146	64
Total current liabilities		3,631	666
Deferred tax liability	12	2,099	3,466
Total liabilities		5,730	4,132

Commitments and contingent liabilities	13	-	-

Minority interest		25	32

Shareholders' equity
Ordinary shares, RR 10 par value; 43,642 shares authorized and outstanding	11	34	34
Additional paid-in capital		19,941	19,941
Accumulated deficit		(7,950)	(4,246)
Total shareholders' equity		12,025	15,729

Total liabilities and shareholders' equity		$17,780	$19,893

The accompanying notes are an integral part of these financial statements.

For and on behalf of Management

Mikhail V. Silin, General Director Nina M. Plastinina, Finance Director

CLOSED JOINT STOCK COMPANY "COMCOR-TV"

CONSOLIDATED STATEMENT OF OPERATIONS

31 DECEMBER 2001

(In thousands of US Dollars)

	Year ended	Year ended
	31 December 2001	31 December 2000
Revenue
Sales and lease of equipment	$ 331	$ 148
Subscription and connection fees	804	188
Other	65	23
Total revenue	1,200	359

Cost of revenue
Cost of equipment	(355)	(177)
Wages, salaries, benefits and payroll taxes	(786)	(370)
Lease of cable TV and internet network from a related party	(547)	(267)
Amortisation of intangibles	(1,095)	(721)
Other	(316)	(76)
Total cost of revenue	(3,099)	(1,611)

Operating expenses
Wages, salaries, benefits and payroll taxes	(1,582)	(1,034)
Depreciation of property, plant and equipment	(271)	(41)
Lease of facilities from a related party	(542)	(237)
General and administrative	(800)	(1,010)
Total operating expenses	(3,195)	(2,322)

Loss from operations	(5,094)	(3,574)

Other income (net)	23	227

Loss before income taxes	(5,071)	(3,347)

Income tax benefit/(expense)	1,367	(252)

Net loss	$(3,704)	$(3,599)

The accompanying notes are an integral part of these financial statements.

CLOSED JOINT STOCK COMPANY "COMCOR-TV"

CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

31 DECEMBER 2001

(In thousands of US Dollars)

	Year ended 31 December 2001	Year ended 31 December 2000

Cash flows from operating activities
Net loss	$(3,704)	$(3,599)

Deferred tax provision	(1,367)	252
Depreciation and amortization	1,365	762
Expenses paid for by a shareholder as part of charter capital contribution	-	418
Changes in working capital assets and liabilities:
Increase in inventories	(612)	(198)
Increase in taxes recoverable	(351)	(419)
Decrease/(Increase) in other current assets	161	(307)
Increase in accounts payable and accrued liabilities	703	661

Net cash used in operating activities	(3,805)	(2,430)

Cash flows from investing activities
Acquisition of property and equipment	(809)	(1,240)
Advances for network construction and design	(483)	(880)

Net cash used by investing activities	(1,292)	(2,120)

Cash flows from financing activities
Capital contributions	-	9,217
Loan repayments	-	(685)
Loan from shareholder	2,260	-

Net cash provided by financing activities	2,260	8,532

Effect of exchange rate movements on cash	-	(5)

Net (decrease)/ increase in cash and cash equivalents	(2,837)	3,977
Cash and cash equivalents at 1 January	4,025	48

Cash and cash equivalents at 31 December	$1,188	$4,025

The Company did not make any interest or income tax payments during 2000 or 2001.

The accompanying notes are an integral part of these financial statements.

CLOSED JOINT STOCK COMPANY "COMCOR-TV"

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

31 DECEMBER 2001

(In thousands of US Dollars)

	Capital stock	Additional paid in capital	Accumulated deficit	Total shareholders' (deficit)/equity

Balance at December 31, 1999	$ 22	$ -	$ (647)	$ (625)
Capital contribution (Note 1)	12	19,941	-	19,953
Net loss	-	-	(3,599)	(3,599)

Balance at 31 December 2000	$34	$19,941	$(4,246)	$15,729
Net loss	-	-	(3,704)	(3,704)

Balance at 31 December 2001	$34	$19,941	$(7,950)	$12,025

The accompanying notes are an integral part of these financial statements.

CLOSED JOINT- STOCK COMPANY "COMCOR-TV"

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF 31 DECEMBER 2001 AND FOR THE YEAR THEN ENDED

(In thousands of US Dollars, except per share amounts)

  ORGANISATION AND OPERATIONS OF THE COMPANY

Operations of the Company

Closed Joint-Stock Company COMCOR-TV (the "Company") was established on 15 July 1995 as a closed joint stock company under the laws of the Russian Federation. Prior to 2000, its activities consisted mainly of resale of telecommunications equipment. That business was terminated in 1999 and the Company refocused its activities on cable TV and high speed Internet access. On 31 January 2000 the Company entered into a General Agreement between and among Open Joint-Stock Company Moscow Telecommunications Corporation ("COMCOR") and Moscow Broadband Communication Ltd. ("MBC") and was used as the vehicle to form a joint venture between COMCOR and MBC to provide cable TV services and high speed internet access in Moscow. The Company is 50% owned by COMCOR and 50% owned by MBC. The Company holds a license to provide such services and began providing them on 24 April 2000. As at 31 December 2001, the Company has installed capacity to service up to 89,076 homes in two districts of Moscow. The main objectives of the Company in 2002 will be as follows: construction of networks to cover 190,000 homes, increasing sales of services and implementation of new services. The Company plans to offer IP-based telephony services to enhance the demand for network services and increase average revenue per subscriber.

The Company has a 51% owned subsidiary, Limited Liability Company Persey-Service ("Persey"), a broadcaster of local television channels, a sales representative of the Company and a publisher of a regional newspaper.

The Company's business is subject to risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of broadband services in Russia, dependence on third-party technology, new service introductions and other activities of competitors, significant financing requirements, dependence on key personnel and a limited operating history.

The Company has experienced net losses since inception and expects to incur additional operating losses in the future as the Company continues to expand its service offerings and customer base and to construct its own network. As a result, the Company's management believes that additional financing will be required to support its planned expenditures. In April 2002, Andersen Group, Inc. ("Andersen Group"), a publicly traded U.S. company which currently owns 25% of the equity interest of MBC, entered into agreements that, subject to necessary shareholder approvals, would provide the Company with additional capital to enable it to continue to operate, and would transfer the ownership of the 50% of the Company presently held by COMCOR to Andersen Group. Terms of the agreement also call for Andersen Group to acquire substantially all the shares of MBC that it presently does not own. If these transactions occur substantially as planned, both the Company and MBC will become consolidated subsidiaries of Andersen Group.

Pursuant to the above agreements, the Company is due to receive further charter capital contributions from its shareholders, totaling approximately US$17,200 in cash and US$17,800 in the form of assets, including the cable TV and Internet network covering 89 thousand homes which is currently leased to the Company by COMCOR (see Note 4), an office building, and additional shares in Open Joint-Stock Company Institute for Automated Systems ("IAS"), increasing its shareholding in IAS from 19% to 43.5%. The first cash instalment of US$5,000 was received on 15 May 2002. The Company used US$2,500 of the US$5,000 received to immediately repay the outstanding loan from MBC.

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amount of revenues and expenses during the reporting period. The most significant estimates relate to recoverability and useful lives of property, plant and equipment and intangible assets and valuation of investments. Actual results could differ from these estimates.

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

Exchange rates, restrictions and controls

The official rate of exchange, as determined by the Central Bank of the Russian Federation, between the Russian Rouble and the US Dollar at 31 December 2001 was 30.14. Exchange restrictions and controls exist relating to converting Roubles into other currencies. At present, the Rouble is not a convertible currency outside of the Russian Federation. Future movements in the exchange rate between the Russian Rouble and the US Dollar will affect the carrying value of the Company's Rouble denominated monetary assets and liabilities. Such movements may also affect the Company's ability to realize non-monetary assets represented in US Dollars in these financial statements. Accordingly, any translation of Rouble amounts to US Dollars should not be construed as a representation that such Rouble amounts have been, could be, or will in the future be converted into US Dollars at the exchange rate shown or at any other exchange rate.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Capital contributions from the shareholders

On the basis that the Company satisfies the criteria for joint venture accounting, the non-cash assets contributed by shareholders have been recorded at their estimated fair values which are not in excess of cash contributions made concurrently by shareholders.

Consolidation

These consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Persey. The financial results of Persey from the date of acquisition are included in the accompanying consolidated statement of operations, and the minority interest in the losses of Persey is reflected as an adjustment to the minority interest in consolidated subsidiary, which is shown in the consolidated balance sheet. All significant intercompany transactions and balances have been eliminated.

Revenue recognition

Revenue is primarily derived from the sale of cable television and Internet services to subscribers and is recognized in the period the related services are provided. Connection fees are recognized as revenue in the period in which installation occurs to the extent installation fees are equal to or less than direct selling costs. Any additional revenue is recognised over the expected customer life. All revenue figures are recorded net of VAT. The Company also sells and leases equipment, principally set top boxes and modems. Revenue on equipment sales is recognised at the time of delivery. Lease revenue is recognised on a cash received basis.

Goodwill

Goodwill, which represents the excess of the purchase price of 51% of Persey over the fair value of the net assets acquired, is being amortized over five years using the straight line method.

Leased assets

The Company leases network equipment from COMCOR, a shareholder, and office facilities from IAS, an investee, where the Company does not assume the risks and rewards of ownership. The rental expense is recognized as a period charge in the statement of operations.

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

Long term investment

The Company presently owns approximately 19% of the outstanding shares of IAS. This investment is accounted for under the cost method. The investment is classified as long-term as it is expected to be held for longer than one year. When there is a diminution in value, other than temporary, the carrying amount is reduced to the recoverable amount to recognize this decline. Although the market value of the investment is not readily determinable, management believes that its book value approximates the fair value. The Company's two shareholders own an additional 24.5% of the outstanding shares of IAS which they intend to contribute to the Company as part of a planned capital contribution in 2002.

Financial instruments

The fair value of financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable), is determined with reference to various market information and other valuation methods as considered appropriate. At 31 December 2001, the fair values of financial instruments held by the Company did not materially differ from their recorded book values due to their short maturities.

Inventories

Carrying amounts of inventory are determined on an average cost basis and are stated at the lower of cost or market.

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income", requires disclosure of all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. The Company's comprehensive loss for the year ended 31 December 2001 did not differ from reported net loss.

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

Advertising expenses

The Company expenses the cost of advertising as incurred.

Pension costs

Chapter 24 of the Tax Code of the Russian Federation "Unified Social Tax" came into effect from 1 January 2001. This tax replaced payments to the pension, medical insurance, employment and social insurance funds. The average rate of this tax was 25.5%. The Company has no obligation to provide pensions to any of its management or staff and, accordingly, no provision for future pension costs is recorded.

Recently issued accounting standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and other intangible assets". SFAS No. 142 revises the standards for accounting for goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company believes that the adoption of the standard will have no material impact on its consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement is effective for financial statements issued for fiscal years beginning after June 2002. This Statement addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statements supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception from consolidation for a subsidiary for which control is likely to be temporary. The Company believes that the adoption of the standard will have no material impact on its consolidated financial statements.

4. RELATED PARTY TRANSACTIONS

During 2001 and 2000, the Company received signal delivery services and data network services from COMCOR. In addition, the Company paid COMCOR for Internet traffic. The amount charged to operations for the year ended 31 December 2001, was US$ 546 (2000: US$ 267), and the amount payable to COMCOR as at 31 December 2001 was US$ 570 (31 December 2000: US$ 209).

During 2001, the Company also acquired property, plant and equipment and office supplies from COMCOR totaling US$ 332 (2000: US$ 470). Liability for these purchases was fully settled by 31 December 2001.

The Company leases its primary office facilities from IAS. The amount charged to operations for the year ended 31 December 2001 was US$ 534 (2000: US$ 237). Liability for these charges was fully settled by 31 December 2001 and 2000.

In 2001, the Company received a short-term loan from MBC of US$ 2,260 and accrued interest in the amount of US$6. The loan is due 15 May 2002 (has been repaid on time) and carries an interest rate of LIBOR +1%.

5. CASH AND CASH EQUIVALENTS

	31 December 2001	31 December 2000

Cash at bank (denominated in Roubles)	$ 103	$ 211
Cash at bank (denominated in US Dollars)	1,085	14
Short-term deposit (denominated in US Dollars)	-	3,800

Total cash and cash equivalents	$ 1,188	$ 4,025

6. TAXES RECOVERABLE

	31 December 2001	31 December 2000

VAT recoverable	$ 743	$ 390
Income tax recoverable	27	29

Total taxes recoverable	$ 770	$ 419

7. PROPERTY, PLANT AND EQUIPMENT

	31 December 2001	31 December 2000

Construction in Progress	$ 963	$ 541
Motor vehicles	274	228
Computer equipment	429	282
Office furniture and fixtures	379	189
	2,045	1,240
Accumulated depreciation	(312)	(42)
Property, plant and equipment, net	$1,733	$1,198

8. ADVANCES FOR NETWORK CONSTRUCTION AND DESIGN

	31 December 2001	31 December 2000
Advance payments made to contractors	$1,136	$794
Internal project costs	226	86

Total advances for network construction and design	$1,362	$880

9. INTANGIBLE ASSETS

Intangible assets comprise:

A license to supply cable TV services to 1.5 million homes. This license was contributed by COMCOR as consideration for the shares issued on April 24, 2000. The license was recorded at US$ 7,500 (net of the related deferred tax liability of US$ 3,214). The gross book value of the license of US$ 10,714 is being amortized over a ten-year period starting April 30, 2000. The license term ends in September 2004 but is renewable at the option of the Company. Management believes that it is in compliance with the relevant regulations for license renewal and, accordingly, expects that the license will be renewed. The license is required to provide services and management expects to renew it at no significant cost in 2004. Accumulated amortisation as at 31 December 2001 is US$ 1,786 (31 December 2000: US$ 714)

Goodwill arising on acquisition of Persey in July 2000 of US$ 82. Accumulated amortisation as at 31 December 2001 is US$ 23 (31 December 2000: 7).

10. ACCRUED EXPENSES

	31 December 2001	31 December 2000

Salaries	$ 227	$ 175
Consulting services	312	143
Other accrued expenses	66	66

Total accrued expenses	$ 605	$ 384

11. SHAREHOLDERS' EQUITY

The statutory accounting reports of the Company are the basis for profit distribution and other appropriations. Russian legislation identifies the basis of distribution as the current year net profit. For 2001, the statutory loss of the Company as reported in the annual statutory reporting forms was 101,026 thousand Roubles (US$ 3,352); for 2000: 53,134 thousand Roubles (US$ 1,887).

12. INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes under US GAAP and such amounts recognized for statutory tax purposes. At 31 December 2001, deferred tax assets/(liabilities) are recorded at 24%, the income tax rate that was enacted in August 2001 and is effective from January 1, 2002. Throughout the year ended 31 December 2001, the income tax rate was 35% (2000: 30%). The significant components of the net deferred tax liability are as follows:

	31 December 2001	31 December 2000

Deferred tax assets:
Tax loss carryforward	$ 778	$ 594
Property, plant and equipment	44	34
Valuation allowance	(778)	(594)

Total deferred tax assets, net of valuation allowance	44	34
Deferred tax liabilities:
Intangible assets	(2,143)	(3,500)

Total deferred tax liabilities	(2,143)	(3,500)

Net deferred tax liability	$ (2,099)	$ (3,466)

The deferred tax liability of US$ 3,214, related to the license contributed to the Company's charter capital by COMCOR, was recorded against the value of the license. This liability is reduced in line with the amortization of the underlying intangible asset.

The difference between income tax benefit/expense provided in the financial statements and the expected income tax benefit at the statutory rate is reconciled as follows:

	Year ended 31 December 2001	Year ended 31 December 2000
Loss before income taxes	$ 5,103	$ 3,347
Expected income tax benefit at the statutory rate of 35% (2000: 30%)	(1,786)	(1,004)
Tax effect of permanent and other differences:
Expenses not deductible for tax purposes	92	38
Taxable losses not qualifying for carryforward	502	-
Foreign exchange differences	110	-
US GAAP adjustments to statutory financial statements:
- depreciation of property, plant and equipment	44	(34)
- expenses not recorded in the statutory books	88	238
Effect of the change in statutory income tax rate:
- on the deferred tax liability related to the contributed license	(982)	500
- on the tax loss carryforward	357	(85)
Movement in valuation allowance on tax losses carryforward	184	594
Other	24	5
Income tax benefit/expense	($ 1,367)	$ 252

Russian tax losses can generally be used to offset future taxable profits for the subsequent 10 years. The maximum offset in each year is limited to 30% of the total taxable profit of the year. Based on management's estimates, income tax losses have been recognised to the extent they will reverse against the temporary deferred income tax liabilities. The Company has recorded a valuation allowance for the full amount of the tax loss carryforward at 31 December 2001 because it is more likely than not that this asset will not be realised.

13. COMMITMENTS AND CONTINGENCIES

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

Licenses

The main activity of the Company is derived from operations conducted pursuant to licenses granted by State Committee of the RF on Telecommunications. The licenses expire in 2004. Management has no reason to believe that these licenses will not be renewed as a matter of course or that any licenses will be suspended or terminated.

14. SUBSEQUENT EVENT

In April and May 2002, Andersen Group entered into a series of agreements which are more fully described in Note 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH

ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

As of May 3, 2002, the Company has seven members of its Board of Directors. Directors are elected at the Company's annual meeting and hold office until the next annual meeting and until others are chosen and qualified in their stead. The names of, and certain information with respect to, the persons presently serving as directors are as follows:

OLIVER R. GRACE, JR., age 48, has been a Director of the Company since 1986, President and Chief Executive Officer since 1997, and was Chairman from 1990 to 1997. He has also been President and a Director of AG Investors, Inc., one of the Company's subsidiaries, since 1992 and a Director of the Company's wholly-owned subsidiary, JM Ney, since February 1997. Mr. Grace, Jr. is the Chairman of Moscow Broadband, and he also serves on the Board of Directors of ComCor-TV. Mr. Grace, Jr. is a General Partner of The Anglo American Security Fund L.P. and Republic Automotive Parts, Inc. Mr. Grace, Jr. is the brother of Director John S. Grace.

FRANCIS E. BAKER, age 72, has been Chairman and Secretary of the Company since 1997, a Director since 1959, and President and Chief Executive Officer of the Company from 1959 to 1997. Mr. Baker also serves as a Director of the Company's wholly-owned subsidiary, The J.M. Ney Company. Mr. Baker is also the President of Moscow Broadband. He also serves on the Board of Directors of ComCor-TV.

PETER N. BENNETT, age 65, has been a Director of the Company since 1992. He is a private investor and financial consultant.

JOHN S. GRACE, age 44, has been a Director of the Company since 1990. He is the Chairman of Sterling Grace Corporation, a General Partner of The Anglo American Security Fund L.P. Mr. Grace has been an employee of the Company since 1992. John S. Grace is the brother of Oliver R. Grace, Jr.

LOUIS A. LUBRANO, age 68, has been a Director of the Company since 1983. Mr. Lubrano is currently a Senior Vice President with Gilford Securities, Incorporated, a New York City based brokerage firm. Mr. Lubrano was formerly with Herzog, Heine, Geduld, Inc. from 1996 to 2001.

THOMAS MCPARTLAND, age 43, has been a Director of the Company since April 2000. He is founder and majority shareholder of Convergence Media, Ltd., a consulting and investment company and former President and CEO of TCI Music, now known as Liberty Digital. Mr. McPartland is the Executive Chairman and member of the Board of Directors of Redwood Partners International, a pan-European executive search, strategic and financial consulting company focusing on the technology, media and telecommunications sector. Mr. McPartland is also a Board member of PlantAmerica, Inc., a company that specializes in providing information resources and related technology solutions for the green industry.

JAMES J. PINTO, age 51, has been a Director of the Company since 1988. He is President of the Private Finance Group Corp., a merchant and venture capital firm, a position he has held since 1990.

The directors were elected at the Company's combined Special Meeting and Annual Meeting of Stockholders held on March 20, 2002. At that meeting, Yuri Pripachkin was also elected as a director of the Company, but Mr. Pripachkin tendered his resignation upon his election leaving a vacancy on the Board of Directors.

The information required by this Item with respect to the Executive Officers of the Registrant is included in Part I of this filing under the section entitled Executive Officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, and related rules of the SEC require the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Related rules of the SEC also require such persons to furnish the Company with copies of all reports filed pursuant to Section 16(a). Ronald N. Cerny, President of JM Ney made a late filing with the SEC on May 9, 2002 of a Form 4 filed in connection with exercise of incentive stock options on March 26, 2002. Based solely on the Company's review of the copies of the reports received or written representations from certain reporting persons, the Company believes that all other Section 16(a) filing requirements applicable to its directors, officers and shareholders owning more than 10% of the Common Stock were complied with during FY02.

ITEM 11. EXECUTIVE COMPENSATION.

The following information is provided regarding the annual and long-term compensation paid or to be paid to the Chief Executive Officer and the three other most highly compensated executive officers of the Company with respect to the fiscal years 2002, 2001, and 2000.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary(1) ($)	Bonus ($)		Securities Underlying Options/SARs (#)	All Other Compensation(3) ($)
Oliver R. Grace, Jr. President and Chief Executive Officer	2002 2001 2000	103,846 95,077 60,446	- - -	-	- - -	3,154 2,971 2,017

Francis E. Baker Chairman and Secretary	2002 2001 2000	250,000 (2) 187,428 (2) 98,000	- - -		- - -	- 111,743 -

Ronald N. Cerny President, The J.M. Ney Company	2002 2001 2000	193,777 186,024 171,473	- - -		- - -	5,250 5,319 5,030

Andrew M. O'Shea Chief Financial Officer, and Chief Financial Officer of The J. M. Ney Company	2002 2001 2000	155,231 132,501 120,513	- 25,000 10,000	-	- - -	4,868 4,044 3,959

  Includes amounts of compensation deferred by the employee pursuant to the Company's 401(k) plan.

  Since July 2001, Mr. Baker has been compensated by Moscow Broadband as a non-employee officer, prior to which he was a non-employee officer of the Company. During FY02, all indicated compensation to Mr. Baker was paid by Moscow Broadband. For FY01, the amount presented includes $45,000 paid by the Company and $142,428 paid by Moscow Broadband.

  For Messrs. Grace, Jr., Cerny and O'Shea this amount consists of contributions made by the Company in respect of its 401(k) plan. For Mr. Baker, this amount represents the portion of a note payable to the Company which was written off as a bonus.

No stock options were issued by the Company or by JM Ney to any of the named executives during FY02.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION/SAR VALUES

The following table sets forth certain information with respect to options/SARs exercised during FY02 by the individuals named in the Summary Compensation Table and unexercised options to purchase Andersen Group, Inc. Common Stock granted under the Incentive Stock Option Plan to the individuals named in the Summary Compensation Table.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End(#) Exercisable/ Unexercisable	Value of Unexercised In-the- Money Options/SARs at Fiscal Year End($) Exercisable/ Unexercisable
Oliver R. Grace, Jr.	-	-	7,500/0	$31,706/$0
Francis E. Baker	-	-	20,000/0	$35,800/$0
Ronald N. Cerny	-	-	5,000/0	$8,950/$0
Andrew M. O'Shea	-	-	0/0	$0/$0

Pension Benefits

The following table sets forth the estimated aggregate annual benefit payable upon retirement or at normal retirement age for each level of remuneration specified at the listed years of service in accordance with the Company's defined benefit plan. The pension benefits are based on calendar year earnings and are payable in the form of a life annuity. For calendar 2001, the maximum annual compensation limit for determining pension benefits is $170,000; for calendar year 2002, the limit is $200,000.

Pension Plan Table

Years of Service
Remuneration	5	1 0	15	20	25	30
$100,000	$ 4,300	$ 8,600	$12,900	$17,200	$21,500	$25,800
125,000	5,863	11,725	17,588	23,450	29,313	33,175
150,000	7,425	14,850	22,275	29,700	37,125	44,550
200,000	10,550	21,100	31,650	42,200	52,750	63,300

An individual's pension benefits are equal to the greater of the following two calculations: (A) .75% of final average earnings (average annual earnings for the five consecutive years of highest earnings in the employee's last 10 years of employment) plus .50% of final average earnings in excess of covered compensation (covered compensation equals the average of the Social Security wage base for the individual based upon his/her age) multiplied by the employee's years of service as a qualified employee (up to a maximum of 40 years), or (B) the sum of the individual's accrued pension benefit at December 31, 1993 calculated pursuant to (A) plus the individual's average compensation for the years since December 31, 1993 (average compensation equals the highest average annual earnings for the five consecutive years since December 31, 1993, up to a maximum, which for calendar year 2001 was $170,000) multiplied by the percentages in (A), multiplied by the number of years of service since December 31, 1993. Pension benefits payable upon retirement are increased by a late retirement factor due to the delay in receipt of benefits if the employee continues to work after attaining the age of 65.

Pension benefits are not reduced on account of social security benefits received by the employee. Average earnings is the sum of the amounts shown in the columns labeled "Salary" and "Bonus" in the Summary Compensation Table. For purposes of the Pension Plan Table, the amount used for covered compensation is for an individual born in 1957, which is roughly representative for the individuals named in the Summary Compensation Table. The executive officers named in the Summary Compensation Table have the following years of credited service for pension plan purposes under the Table: Mr. Grace, Jr. 10 years; Mr. Cerny 9 years; and Mr. O'Shea 6 years. Mr. Baker's pension benefits were computed in accordance with (B) of the above formula and were enhanced by the late retirement factor pursuant to the Plan. The estimated aggregate annual benefit being paid to Mr. Baker from the Company's defined benefit pension plan is $29,913.

Employment Agreements

Mr. Cerny has an employment agreement that is contained in a March 7, 1993 letter, as amended on February 23, 1995, and as further amended on March 20, 1995, which among other things, provides for severance pay in the event of involuntary termination for other than cause. In such case, the Company, at its option, would provide Mr. Cerny with twelve months of notice or salary and fringe benefits, or any combination thereof. The agreement also specifies that, the event of a change of control situation, if Mr. Cerny were to be hired on a full time basis for a period of at least one year by the new owner of the business and his employment was then not renewed to Mr. Cerny's satisfaction at the end of the one year period, then Mr. Cerny would be entitled to one year of severance. Under terms of the sale of JM Ney's net assets, in December 2001, Deringer formally notified the Company that it was not going to hire Mr. Cerny after the closing of the transaction. Accordingly, upon the closing of the Ney-Deringer transaction, the Company advised Mr. Cerny that his employment with the Company would terminate on March 25, 2003. The Company is currently negotiating with Mr. Cerny with respect to the amounts to be paid to him to settle all employment related obligations between the Company and Mr. Cerny.

The Company has established deferred compensation trusts for the benefit of Mr. Francis E. Baker and Mr. Oliver R. Grace, Jr. The investments within the accounts remain as assets of the Company, subject to the claims of its general creditors until disbursements are made from the accounts for the benefit of either Mr. Baker or Mr. Grace. The Company will receive income tax deductions upon such disbursements. At February 28, 2002, the trusts held $550,059 and $88,827 for the benefit of Mr. Baker and Mr. Grace, respectively.

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

The Compensation Committee of the Board was comprised of Messrs. James J. Pinto and Louis A. Lubrano, independent directors.

The fiscal year 2002 base pay of each of the Company's executive officers was determined on the basis of the individual's responsibilities and performance and a comparison with salaries paid by competitors of the Company. The bonus component of executive compensation is directly related to corporate and business unit performance. The Committee's overall policy regarding compensation of the Company's executive officers is to provide competitive salary levels and compensation incentives that attract and retain individuals of outstanding ability in key positions that recognize individual performance and the performance of the Company relative to the performance of other companies of comparable size, complexity and quality, and that support both the short-term and long-term goals of the Company. The executive compensation program includes elements which, taken together, constitute a flexible and balanced method of establishing total compensation for senior management.

Compensation paid to the Company's executive officers for fiscal year 2002 consisted primarily of salary, bonus and contributions made by the Company in respect of its 401(k) Plan.

For fiscal 2002, the Committee established the compensation of Oliver R. Grace, Jr., the President and Chief Executive Officer of the Company, using the same criteria used to determine compensation for other executive officers.

For fiscal 2002, the Committee established the compensation of Francis E. Baker, the Company's non-employee Chairman and Secretary, using the same criteria used to determine compensation for other executive officers. Since July 2000, Mr. Baker has been compensated directly by Moscow Broadband in monthly payments at the annual rate of $250,000.

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

The foregoing report has been

approved by all members of the

Compensation Committee

James J. Pinto, Chairman

Louis A. Lubrano

Performance

The following compares the performance of the Company's Common Stock for the periods indicated with the performance of the National Association of Securities Dealers Automated Quotation ("NASDAQ") Composite Stock Index (the "NASDAQ Composite") and the performance of the NASDAQ Industrial Composite Stock Index (the "Peer Group"). The comparative five-year total returns assume a $100 investment made on February 28, 1997 with dividends reinvested. The stockholder return shown for Andersen Group, Inc. ("AGI") on the following is not necessarily indicative of future stock performance.

Comparative Five-Year Total Returns

Andersen Group, Inc., NASDAQ Composite and Peer Group

(Performance results through February 28, 2002)

	1997	1998	1999	2000	2001	2002
AGI	$100.00	$106.91	$72.73	$311.36	$144.33	$146.18
Nasdaq Composite	$100.00	$135.26	$174.79	$358.80	$164.39	$132.28
Peer Group	$100.00	$119.53	$118.90	$239.26	$124.76	$117.49

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS AND SECURITY

OWNERSHIP OF MANAGEMENT OF THE COMPANY

The following table sets forth information regarding the beneficial ownership of Common Stock, as of May 16, 2002, by each director, by each named executive officer of the Company described in "Executive Compensation", by persons who beneficially own 5% or more of the outstanding shares of Common Stock, and by all directors and executive officers of the Company as a group. The beneficial ownership information described and set forth below is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. It does not constitute an admission of beneficial ownership for any other purpose.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Common Stock	Exercise of Options/ Warrants	Conversion of Preferred Stock and 10 1/2% Notes	Total	Percent of Class	Preferred Stock	Percent of Class
Francis E. Baker(1) 8356 Sego Lane, Vero Beach, FL	103,301	20,000	2,906	126,207	6.0	-	-
Estate of Oliver R. Grace, Sr.(2) c/o Lorraine G. Grace, Executrix 49 Cove Neck Road, Oyster Bay, NY	156,360	-	-	156,360	7.5	-	-
Lorraine G. Grace(3) 49 Cove Neck Road, Oyster Bay, NY	230,280	-	8,596	238,876	11.3	-	-
Oliver R. Grace, Jr. (4) 55 Brookville Road, Glen Head, NY	329,174	31,599	88,393	449,166	20.5	12,863	6.8
John S. Grace(5) 55 Brookville Road, Glen Head, NY	89,194	6,000	102,564	197,758	9.0	32,571	17.3
Peter N. Bennett(6) 6 Batersea High St. London SW11 3RA, England	-	3,000	85,409	88,409	4.1	43,935	23.4
The Bank of Butterfield(7) Rose Bank Centre 14 Bermudiana Road Hamilton, Bermuda	294,544	-	32,782	327,325	15.4	16,683	9.0
Miles P. Jennings, Jr.(8) 4 Oakland Street, Bristol, CT	153,300	-	-	153,300	7.3*	-	-
Rachel Belash(9) 46 Comina Costadino Santa Fe, NM	133,220	-	-	133,220	6.3	-	-
First United Securities Limited(10) Exchange House P.O. Box 16, 54-58 Athol Street Douglas, Isle of Man	126,710	-	6,926	133,636	6.3	-	-
Grace & White, Inc.(11) 515 Madison Avenue, Ste 1700 New York, NY	478,896	-	-	478,896	22.8	-	-
Louis A. Lubrano(12)	-	6,000	-	6,000	*	-	-
James J. Pinto(13)	53,515	6,000	247	59,762	2.9	-	-
Thomas McPartland(14)	-	20,000	-	20,000	1.0	-	-
Ronald N. Cerny(15)	8,884	-	-	8,884	*	-	-
Andrew M. O'Shea(16)	8,552	-	-	8,552	*	-	-
All directors and executive officers as a group (3 (Preferred) and 9 (Common) persons including certain of the above-named individuals)	592,641	92,599	243,341	928,581	38.1	89,369	47.5

  Francis E. Baker has beneficial ownership of an aggregate of 126,207 shares of Common Stock and no shares of Preferred Stock. Within Common Stock held amount are 44,401 shares which are owned by Mr. Baker directly and 58,900 shares with respect to which Mr. Baker has shared voting power as co-trustee under the Oliver R. Grace Grandchildren Trust U/R dated December 27, 1976. The 2,906 conversion shares represent shares owned by virtue of the trust's ability to convert $47,000 principal amount of the Company's 10 1/2% Convertible Subordinated Debentures due 2007 (the "Debentures") to Common Stock within a 60-day period. Mr. Baker also holds options to acquire 20,000 shares of Common Stock within a 60-day period. Mr. Baker disclaims beneficial ownership of such shares held in trust.

  The Estate of Oliver R. Grace, Sr., c/o Lorraine G. Grace, Executrix, has direct beneficial ownership of an aggregate of 156,360 shares of Common Stock and no shares of Preferred Stock.

  Lorraine G. Grace has beneficial ownership of 238,876 shares of Common Stock and no shares of Preferred Stock. Of the Common Stock amount, 13,638 shares are held by Mrs. Grace directly; 2,475 shares are held by Mrs. Grace, as trustee of a trust for the benefit of her children; 57,807 shares are held by a trust of which Mrs. Grace is the beneficiary, and 156,360 shares are held by virtue of Mrs. Grace's appointment as Executrix of the Estate of Oliver R. Grace, Sr. Mrs. Grace also has beneficial ownership of 8,596 by virtue of her ability to convert $139,000 principal amount of the Debentures to Common Stock within a 60-day period. Lorraine G. Grace is the mother of Directors Oliver R. Grace, Jr. and John S. Grace.

  Oliver R. Grace, Jr. has beneficial ownership of an aggregate of 449,166 shares of Common Stock and 12,863 shares of Preferred Stock. Within the Common Stock held amount, 28,700 shares are held directly; 37,000 shares are held by a corporation owned by members of Mr. Grace's family; 94,556 shares are held in an individual retirement account for the benefit of Mr. Grace; 168,438 shares are held by trusts for which Mr. Grace is a possible beneficiary, and 480 shares are held by Mr. Grace's spouse. Mr. Grace also has beneficial ownership of 88,393 shares of common stock based upon the assumed conversion of 12,863 shares of Preferred Stock into 25,005 shares of Common Stock, and the conversion of $1,025,000 principal amount of Debentures into 63,388 shares of Common Stock. Of the 12,863 shares of Preferred Stock, 6,000 shares are held in accounts for the benefit of Mr. Grace's children, of which he is the custodian; and 6,863 shares are held by trusts of which Mr. Grace is a possible beneficiary. Of the $1,025,000 principal amount of Debentures, $376,000 are held directly by Mr. Grace; $68,000 are held by Mr. Grace's spouse and $581,000 are held by The Anglo American Security Funds L.P., of which Mr. Grace is a general partner. Mr. Grace also holds stock options to acquire an additional 7,500 shares of Common Stock which may be issued to him within a 60-day period. Mr. Grace, Jr. also holds stock warrants to acquire an additional 18,706 shares and 5,393 shares expiring March 2003 and April 2003, respectively. Mr. Grace, Jr. disclaims beneficial ownership of all shares owned by his spouse, by him as trustee for the benefit of family members, by his children, and by The Anglo American Security Fund, L.P. described herein.

  John S. Grace has beneficial ownership of 197,758 shares of Common Stock and 32,571 shares of Preferred Stock. Within the Common Stock held amount, 15,858 shares are owned by Mr. Grace directly; 9,055 shares are held in an individual retirement account for Mr. Grace's benefit and 64,281 shares are held by trusts for which Mr. Grace is a possible beneficiary. Mr. Grace also has beneficial ownership of 102,564 shares of Common Stock based upon the assumed conversion of 32,571 shares of Preferred Stock into 63,318 shares of Common Stock, and the conversion of $634,634 principal amount of Debentures into 39,246 shares of Common Stock. Of the 32,571 shares of Preferred Stock, 22,571 shares are held by Sterling Grace Capital Management, LP, for which Mr. Grace is the Chairman of the general partnership, and 10,000 shares are held by trusts for which Mr. Grace is a possible beneficiary. Of the $634,634 principal amount of Debentures, $17,000 are held by Mr. Grace directly; $18,000 are held by a corporation of which Mr. Grace's spouse is the sole stockholder; $581,000 is held by The Anglo-American Security Fund, L.P., of which Mr. Grace is a general partner, and $18,634 are held by trusts for Mr. Grace's possible benefit. Mr. Grace also holds stock options to acquire an additional 6,000 shares of Common Stock. Mr. Grace disclaims beneficial ownership of all shares held by trustees for the benefit of members of his family and The Anglo American Security Fund L.P.

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

  The Bank of Butterfield (the "Bank") has beneficial ownership of an aggregate 327,326 shares of Common Stock and 16,863 shares of Preferred Stock as trustee of various trusts. Of the Common Stock amount, 294,544 shares are held directly and 32,781 shares are held by virtue of the Bank's ability, as trustee, to convert 16,863 shares of the Preferred Stock to Common Stock within a 60-day period.

  Miles P. Jennings reported his holdings in a Schedule 13G filed on February 13, 2002.

  Rachel Belash reported her holdings as of October 12, 2001 in a Schedule 13G filed on April 9, 2002.

  First United Securities Limited ("FUSL") has beneficial ownership of an aggregate of 133,636 shares of Common Stock, as trustee of various trusts, and no shares of Preferred Stock. Of the Common Stock amount 126,710 shares are held directly and 6,926 shares by virtue of the ability of FUSL to convert $112,000 principal amount of the Debentures to Common Stock within a 60-day period.

  Grace & White reported its holdings as of December 31, 2001 in its Schedule 13G/A which was filed on January 22, 2002. Within its holdings, 13,638 shares are held for the benefit of Lorraine Grace; 57,807 shares are held in a trust for the benefit of Lorraine Grace; 156,360 shares are held in trust for the Estate of Oliver R. Grace, Sr., of which Lorraine Grace is the Executrix; 188,535 shares are held in various trusts at the Bank of Butterfield and FUSL; 58,900 shares are held in a trust for which Francis E. Baker has voting power as co-trustee; and 3,656 shares are held for persons unaffiliated with the Company.

  Louis A. Lubrano has beneficial ownership of 6,000 shares of Common Stock and no shares of Preferred Stock. Mr. Lubrano's ownership is represented by stock options to acquire 6,000 shares of Common Stock within a 60-day period.

  James J. Pinto has beneficial ownership of 59,762 shares of Common Stock and no shares of Preferred Stock. Of the Common Stock amount, 53,515 shares are held directly and 247 shares are beneficially owned by virtue of Mr. Pinto's ability to convert $4,000 principal amount of the Debentures to Common Stock. Also included in the figure set forth in the table are stock options to acquire 6,000 shares of Common Stock within a 60-day period.

  Thomas McPartland holds non-qualified stock options to acquire 20,000 shares of Common Stock within a 60-day period.

  Ronald N. Cerny has beneficial ownership of 8,884 shares of Common Stock and no shares of Preferred Stock. Of the Common Stock amount, 8,000 shares are held directly and 884 shares are held in the Company's 401(k) Plan.

  Andrew M. O'Shea has beneficial ownership of 8,552 shares of Common Stock and no shares of Preferred Stock. Of the Common Stock amount, 7,700 shares are held directly, and 852 shares are held in the Company's 401(k) Plan by virtue of Mr. O'Shea's holdings of units of a Company stock fund within the Plan.

* Represents less than one percent (1%) of the Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ABC Moscow Broadband Communication Limited

At February 28, 1999, the Company owned 50% of Treglos Investments Limited ("Treglos") which owned an investment in IAS, a Russian telecommunications company. At that date, Oliver R. Grace, Jr., the Company's President and Chief Executive Officer, and his brother John S. Grace, a Director of the Company, each owned directly and indirectly approximately 22% of Treglos. Treglos has since changed its name to ABC Moscow Broadband Communication Limited ("Moscow Broadband").

During the period from March 1, 1999 through December 31, 1999, the Company invested an additional $300,000, including $39,000 of allocated salaries, in Moscow Broadband which was matched equally by the other Moscow Broadband shareholders. These funds were used primarily to pay expenses relating to developing an agreement with COMCOR to own and operate ComCor-TV, which has undertaken to deliver cable television, data transmission and Internet access and IP telephony throughout the Moscow, Russia region.

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

Amounts paid into Moscow Broadband from 1995 through 1999 represented expenses incurred by the Company and the Grace-controlled interests, as well as one other investor on behalf of Moscow Broadband.

During FY02, the Company allocated $125,000 of expenses to Moscow Broadband for administrative services provided.

Other

During FY00, Oliver R. Grace, Jr., President and Chief Executive Officer, extended the Company a $1,000,000 loan for the purpose of increasing the Company's investment in Moscow Broadband. This loan which bore interest at the annual rate of 8.5%, and was collateralized by a first lien on real estate owned by a wholly-owned subsidiary of the Company and was paid in full in December 2001 in connection with the sale of the Company's real estate property. In connection with the loan, Mr. Grace, Jr. also received a warrant to purchase 18,706 shares of the Company's stock at an exercise price of $16.04 per share. The estimated fair value of these warrants of $68,000 was recorded as a discount to the original face amount of the loan, and was amortized over the original life of the loan.

During April 2000, the Company borrowed an additional $200,000 from Mr. Grace, Jr. in exchange for a 8.5% secured note and a warrant to purchase 5,393 shares of the Company's common stock at $11.13 per share. This note was repaid in April 2001. The estimated fair value of these warrants of $18,000 was recorded as a discount to the face amount of the loan, and was being amortized over the life of the loan.

During FY02, the Company paid Mr. Grace, Jr. interest totaling approximately $99,000 pursuant to these loans.

During FY01 the Company's Chairman and Secretary, Francis E. Baker, was granted a bonus in the form of the forgiveness of $111,743 of a $223,487 unsecured non-interest-bearing note payable from Mr. Baker to the Company. In May 2001, Mr. Baker repaid the Company the remaining $111,744 balance of this note. The original note was accepted by the Company in exchange for ownership of a life insurance policy at the approximate cash surrender value as of the date of the transaction.

The Company leases office space from a company owned by Oliver R. Grace, Jr., President and Chief Executive Officer, for which it paid $40,476 during FY02.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements applicable to the Registrant contained in Item 8:

Andersen Group, Inc. Pages

Note: Schedules other than those listed above, are omitted as not applicable,

not required, or the information is included in the Consolidated Financial

Statements or notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit

No. Description

    Certificate of Incorporation of the Registrant.*

3.2 By-laws of the Registrant for the State of Delaware incorporated herein by reference to Exhibit 3 (II) to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1999 (Commission File No. 0-1460).

4.1 Indenture, dated as of February 26, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee, in respect of $4,311,000, aggregate principal amount, 10 1/2%

    Convertible Subordinated Debentures Due 2007 incorporated herein by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1998 (Commission File No. 0-1460).

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

10.5 Letter Agreements, dated February 23, 1995 and March 20, 1995, between the Registrant and Ronald N. Cerny incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995 (Commission File No. 0-1460).

10.6 Revolving Credit and Deferred Payment Sales Agreement by and among The J. M. Ney Company, Bank of Boston Connecticut and Rhode Island Hospital Trust National Bank made as of the 8th day of October 1996, incorporated herein by reference to exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1997.

10.10 Securities Purchase Agreement dated as of December 29, 1997 by and between The J.M. Ney Company and BankBoston, N.A. Delaware incorporated herein by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1998 (Commission File No. 0-1460).

10.11 Asset Purchase Agreement made effective as of February 28, 1998 among CAE U.S., Inc., Ney Ultrasonics Inc. and Andersen Group, Inc. Delaware incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1998 (Commission File No. 0-1460).

10.12 Amendment to Revolving Credit and Deferred Payment Sales Agreement by and among The J.M. Ney Company, BankBoston and Rhode Island Hospital Trust National Bank dated December 29, 1997 Delaware incorporated herein by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1998 (Commission File No. 0-1460).

21. Subsidiaries of the Registrant.*

23.1 Consent of PricewaterhouseCoopers LLP *

    Consent of Deloitte & Touche LLP.*

99.1 Factors Affecting Future Financial Results*

  Reports on Form 8-K.

During the three months ended February 28, 2002, the Company did not file any reports on Form 8-K. However, on April 5, 2002, the Company filed a Form 8-K to disclose that it had closed on the sale of the operating assets of The J.M. Ney Company to Deringer Mfg. Company.

Also, on May 2, 2002, the Company filed a Form 8-K to report that it had entered into a Stock Subscription Agreement under which, subject to shareholder approval, it would acquire the 67,341 shares of OAO ComCor-TV (ComCor-TV), currently held by Moscow Telecommunications Corporation (COMCOR), which equals a 50% equity interest in ComCor-TV in exchange for approximately $28 million of the Company's common stock.

*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 29, 2002.

ANDERSEN GROUP, INC. ANDERSEN GROUP, INC.

Registrant Registrant

/s/ Oliver R. Grace, Jr. /s/ Andrew M. O'Shea

Oliver R. Grace, Jr. Andrew M. O'Shea

Principal Executive Officer Chief Financial Officer

(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Francis E. Baker Francis E. Baker	Chairman, Secretary and Director	May 29, 2002
/s/ Oliver R. Grace, Jr. Oliver R. Grace, Jr.	President, Chief Executive Officer and Director	May 29, 2002
/s/ Peter N. Bennett Peter N. Bennett	Director	May 29, 2002
/s/ John S. Grace John S. Grace	Director	May 29, 2002
/s/ Louis A. Lubrano Louis A. Lubrano	Director	May 29, 2002
/s/ Thomas McPartland Thomas McPartland	Director	May 29, 2002
/s/ James J. Pinto James J. Pinto	Director	May 29, 2002

Report of Independent Accountants on

Financial Statement Schedules

To the Stockholders and Board of Directors

Andersen Group, Inc.:

Our audits of the consolidated financial statements referred to in our report dated April 30, 2002 appearing in this Form 10-K of Andersen Group, Inc. and its subsidiaries also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Hartford, CT

April 30, 2002

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors

Andersen Group, Inc.

New York, NY

We have audited the consolidated statements of operations, changes in stockholders' equity, and cash flows of Andersen Group, Inc. and subsidiaries for the year ended February 29, 2000, and have issued our report thereon dated May 3, 2000; such report is included elsewhere in this Form 10-K. Our audit also included the fiscal 2000 financial statement schedules of Andersen Group, Inc. and subsidiaries, listed in Item 14 (a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedules, when considered in relation to the fiscal 2000 basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte and Touche LLP

Hartford, Connecticut

May 3, 2000

ANDERSEN GROUP, INC.

Schedule I - Condensed Financial Information of the Registrant

Condensed Balance Sheets

February 28, 2002 and February 28, 2001

(amounts in thousands)
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$ 1,104	$757
Marketable securities	432	40
Accounts and other receivables	11	129
Prepaid expenses and other assets	-	80
Deferred income taxes	412	-
Receivable from The J. M. Ney Company	506	1,798
Total current assets	2,465	2,804

Investment in The J. M. Ney Company	7,400	5,918
Subordinated note receivable and restricted receivables from The J.M. Ney Company	5,182	5,182
Investment in Moscow Broadband Communication Ltd.	2,683	3,354
Property, plant and equipment, net	2	2,083
Deferred income taxes	85	-
Other assets	676	861
	$18,493	$20,202
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$ 426	$ 638
Accounts payable	270	182
Accrued liabilities	1,015	758
Deferred income tax	-	415
Total current liabilities	1,711	1,993

Long-term debt, less current maturities	2,158	2,645
Note payable to officer, net of unamortized discount	-	971
Other long-term liabilities	873	701
Deferred income taxes	-	444
Total liabilities	4,742	6,754

Commitments and contingencies (Note 7) Stockholders' equity:
Cumulative convertible preferred stock, no par value; authorized 800,000 shares; outstanding shares issued and outstanding in 2002 and 2001, respectively 188,006 and 201,201; liquidation preference $18.75 per share	3,497	3,742
Common stock, $.01 par value; authorized 6,000,000 shares, issued and outstanding 2,094,158 shares in 2002 and 2,065,811 in 2001	21	21
Additional paid-in capital	6,574	6,315
Accumulated comprehensive loss	-	(47)
Retained earnings	3,659	3,417
Total stockholders' equity	13,751	13,448
	$18,493	$20,202

The accompanying notes are an integral part of this condensed financial information.

ANDERSEN GROUP, INC.

Schedule I - Condensed Financial Information of the Registrant

Condensed Statements of Operations

Years ended February 28, 2002, February 28, 2001 and February 29, 2000

(amounts in thousands, except per share data)
Revenues:	2002	2001	2000
Investment income and other income	$ 590	$ 698	$1,262
Management fees and interest from The J.M. Ney Company	1,120	1,020	920
	1,710	1,718	2,182
Costs and expenses:
General and administrative	1,956	1,805	2,455
Interest expense	374	450	425
Loss on sale or real estate	197	-	-

	2,527	2,255	2,880
(Loss) from continuing operations before income taxes and equity in earnings of The J.M. Ney Company and
equity in losses of Moscow Broadband Communication	(817)	(537)	(698)
Equity in losses of Moscow Broadband Communication	(671)	(730)	-
Loss from continuing operations before income taxes and equity in earnings (loss) of The J.M. Ney Company	(1,488)	(1,267)	(698)
Income tax expense (benefit)	(534)	(39)	(279)
Loss from continuing operations before equity in income (loss) of The J.M. Ney Company	(954)	(1,228)	(419)
Equity in income (loss) of The J.M. Ney Company	1,482	(395)	(568)

Net income (loss)	528	(1,623)	(987)
Preferred dividends	(286)	(304)	(362)

Income (loss) applicable to common shares	$ 242	$(1,927)	$(1,349)

(Loss) per common share:
BASIC AND DILUTED	$0.12	$(0.94)	$(0.70)

The accompanying notes are an integral part of this condensed financial information.

ANDERSEN GROUP, INC.

Schedule I - Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Years ended February 28, 2002, February 28, 2001 and February 29, 2000

(amounts in thousands)
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$528	$(1,623)	$(987)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of The J. M. Ney Company	(1,482)	395	568
Equity in losses of Moscow Broadband Communication	671	730	-
Depreciation, amortization and interest accretion	139	196	150
Deferred income taxes	(1,356)	1,249	378
Net (gains) losses from securities	(114)	(168)	(268)
Purchases of securities	(278)	-	(174)
Proceeds from sales of securities	-	979	5,312
Loss on sale of property	197	-	-
Changes in operating assets and liabilities:
Accounts and notes receivable	118	65	36
Receivable from The J.M. Ney Company	1,292	(2,149)	(831)
Prepaid expenses and other assets	216	263	(226)
Accounts payable, accrued liabilities and other long-term obligations	643	12	302
Net cash (used in) provided by operating activities	574	(51)	4,260
Cash flows from investing activities:
Purchase of property, plant and equipment	-	(21)	(20)
Proceeds from sale of property, net	1,692	-	-
Proceeds from sale of investments	-	-	317
Investment in Moscow Broadband Communication Ltd.	-	-	(4,000)
Net cash (used in) provided by investing activities	1,692	(21)	(3,703)
Cash flows from financing activities:
Principal payments on long-term debt	(439)	(424)	(315)
Repayments of short-term borrowings	-	-	(1,392)
Repayments of proceeds from issuance of collateralized note payable	(1,200)	200	1,000
Stock options exercised	10	74	10
Treasury shares sold (purchased), net	-	92	55
Officer loan repaid	-	-	50
Dividends paid	(290)	(307)	(385)
Net cash used in financing activities	(1,919)	(365)	(977)
Net (decrease) increase in cash and cash equivalents	347	(437)	(420)
Cash and cash equivalents, beginning of year	757	1,194	1,614
Cash and cash equivalents, end of year	$1,104	$ 757	$1,194
Supplemental disclosure of cash flow information
Cash paid (received) for:
Interest	$394	$ 398	$ 437
Income taxes, net	$ (13)	$ (140)	$ (140)

The accompanying notes are an integral part of this condensed financial information.

ANDERSEN GROUP, INC

Schedule I - Condensed Financial Information of the Registrant

Notes to Condensed Financial Information

February 28, 2002 and February 28, 2001

NOTE 1 - GENERAL

The Condensed Financial Information presented herein is required because the Registrant's wholly-owned subsidiary, The J. M. Ney Company ("JM Ney"), entered into a Revolving Credit and Deferred Payment Sales Agreement with a commercial bank in October 1996 which was subsequently amended December 30, 1997 and October 12, 2000. This agreement contains covenants that limit the transfer of cash and other resources from JM Ney to the Registrant. Subsequent to February 28, 2002, these limits on the transfers from JM Ney were eliminated in connection with the sale of JM Ney's net assets in March 2002.

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

NOTE 2 - TRANSACTIONS WITH AFFILIATES

The Registrant and its wholly-owned subsidiaries share certain administrative services. The costs of these services are allocated to the entity which receives the service. The following are among the types of services which have been provided to the Registrant by JM Ney: maintenance, accounting, human resources, and management information systems. Services provided by the Registrant to JM Ney include legal, tax, and business advisory services. During FY98, JM Ney made a $4 million distribution to the Registrant in the form of an 8% junior subordinated note due January 31, 2005. Effective December 1997, the Registrant and JM Ney also entered into a Financial, Investment Banking and Professional Services Agreement under which, subject to JM Ney's compliance with certain covenants, JM Ney will pay the Registrant fees for defined services. The retainer for the first 15 months of this agreement was at the annual rate of $500,000. Thereafter, the retainer increased by $100,000 per year. The agreement runs through November 30, 2002. During FY02, FY01 and FY00, JM Ney incurred interest and management fees to the Registrant in the amounts of $1,120,000, $1,020,000 and $920,000, respectively under these two agreements. At February 28, 2002, earned but unpaid, interest and management fees from JM Ney totaling $5,182,000 were restricted from being paid by JM Ney under provisions contained within JM Ney's agreements with its primary bank. Also, JM Ney is restricted from distributing its net assets to the Company, which at February 28, 2002 totaled approximately, $12,582,000.

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

NOTE 3 - LONG TERM DEBT

Long-term debt consists of the following (in thousands):

	February 28, 2002	February 28, 2001
Convertible subordinated debentures, due October 2007; interest at 10.5%, payable semi-annually;
annual principal payments in varying amounts through maturity, unsecured	$2,584	$3,018
Notes payable to officer, $1,000,000 due April 2002; $200,000 due August 2001, interest at 8.5% payable quarterly, collateralized by a lien on real estate	-	1,200
Other	-	65
	2,584	4,283
Less unamortized discount	-	(29)
	2,584	4,254
Less current maturities	(426)	(638)
	$2,158	$3,616

The terms of the 2007 convertible subordinated debentures call for the annual redemption of approximately $431,000 of principal. The debentures are convertible into common stock of the Company at any time prior to maturity, unless previously redeemed, at $16.17 per share, subject to adjustment under certain conditions. At February 28, 2002, 159,802 shares of common stock were reserved for conversion.

Maturities of long-term debt for each of the next five fiscal years are as follows as of February 28, 2002 (in thousands):

2003	$ 426
2004	431
2005	431
2006	431
2007	431
Thereafter	434
$2,584

NOTE 4 - CUMULATIVE CONVERTIBLE PREFERRED STOCK

The Company's Series A Cumulative Convertible Preferred Stock (Preferred Stock), has an annual dividend rate of $1.50 per share, that is paid quarterly. The Preferred Stock is convertible into the Company's common stock at any time at a rate of 1.944 shares of common stock for each share of Preferred Stock, subject to certain adjustments. At February 28, 2002, 365,483 shares of common stock have been reserved for conversion.

During FY02, FY01 and FY00, 13,195, 15,663 and 39,552 shares of the Preferred Stock were converted into 25,650, 30,447 and 76,886 shares, respectively, of the Company's common stock.

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

NOTE 5 - LITIGATION

The Registrant is involved in various legal proceedings generally incidental to its business. The outcome of any litigation or regulatory issues contained an element of uncertainty. Given the legal and factual issues that remain outstanding related to the Registrant's litigation, the Registrant currently has no basis to ascertain the range of loss, should any occur, with respect to an outcome that may be considered unfavorable.

ANDERSEN GROUP, INC.

Schedule II - Valuation and Qualifying Accounts

(Amounts in thousands)

		Additions
Description	Balance at beginning of year	Charged (credited) to costs and expenses	Charged to to other accounts	Deductions	Balance at end of year

February 28, 2002
Allowance for doubtful accounts	$77	$20		(1)(a)	$96
Reserve for returns	$70	-	-	-	$70

February 28, 2001
Allowance for
doubtful accounts	$111	(7)	-	(27)(a)	$77
Reserve for returns	$ 80	(10)	-	-	$70
February 29, 2000
Allowance for doubtful accounts	$110	1	-	-	$111
Reserve for returns	$ 80	-	-	-	$ 80

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

Andersen Land Corp. (f/k/a The J.M.

Ney Company) Delaware

New Jersey Precious Metals, Inc. Delaware

Garden State Refining, Inc. Delaware

ABC Moscow Broadband Communication Ltd. Cyprus

Exhibit 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (No.333-17659) of Andersen Group, Inc. of our report dated April 30, 2002 relating to the financial statements as of and for the years ending February 28, 2002 and 2001, which appears in this Form 10-K. We also consent to the incorporation by reference of our report dated April 30, 2002 relating to the financial statement schedules, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Hartford, CT

April 30, 2002

Exhibit 23.2

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Post-Effective Amendment No. 1 to Registration Statement No. 333-17659 of Andersen Group, Inc. and subsidiaries on Form S-8 of our reports dated May 3, 2000, relating to the consolidated financial statements and financial statement schedules for the year ended February 29, 2000, appearing in this Annual Report on Form 10-K of Andersen Group, Inc. and subsidiaries for the year ended February 28, 2002.

/s/Deloitte & Touche LLP

Hartford, Connecticut

May 24, 2002

EXHIBIT 99.1

FACTORS AFFECTING FUTURE FINANCIAL RESULTS

This Form 10-K, Andersen Group, Inc.'s (the "Company") Annual Report to Shareholders, any Form 10-Q or Form 8-K or any other written or oral statements made by or on the Company's behalf include forward-looking statements that reflect the Company's current views with respect to future events and financial performance. The forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or anticipated results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Following the recent disposition of the assets of the Company's primary operating subsidiary, The J.M. Ney Company ("JM Ney"), substantially all of the value of the Company's assets depends on ZAO COMCOR TV's ("ComCor-TV") financial condition and results of operations. Accordingly, the following discussion relates primarily to the risks and uncertainties that affect ComCor-TV. The following factors could cause the Company's actual results to differ materially from historical results or anticipated results:

Risks Related to the Moscow Broadband Share Acquisition and ComCor-TV Share Acquisition

The Company may experience liquidity difficulties.

The Company is dependent upon the net proceeds of its recent sale of the assets of JM Ney. The agreements signed in April 2002 pursuant to which the Company plans to increase its ownership of ComCor-TV through the issuance of shares for the 50% of ComCor-TV presently owned by Moscow Broadband Telecommunications (the "ComCor-TV Share Acquisition") and for the 75% of ABC Moscow Broadband Communication Limited ("Moscow Broadband") that it does not presently own (the "Moscow Broadband Share Acquisition"), require the Company and Moscow Broadband to make cash capital contributions into ComCor-TV totaling approximately $16,700,000, of which $5,000,000 was paid in May 2002. In order to meet these payment obligations, the Company expects to have to raise funds through obtaining a mortgage loan against JM Ney's real estate, by selling certain short term investments, or by issuing shares of its stock in a public or private offering. The Company may also reduce its obligation by arranging for direct equity investments into ComCor-TV, which if successful, would result in the dilution of the Company's planned ownership of ComCor-TV. However, depending on market conditions, such sources of cash may still be inadequate to meet the scheduled payments into ComCor-TV and still provide the Company with sufficient liquidity to meet its administrative expenses and debt service obligations. In the event that such liquidity needs are not met, ComCor-TV's business plans, and possibly even its on-going viability as a going concern may be put at risk.

If the Company does not consummate the Moscow Broadband Share Acquisition and the ComCor-TV Share Acquisition, the Company's future business strategy will be uncertain.

The ComCor-TV Share Acquisition and the Moscow Broadband Share Acquisition (together the "Acquisitions") cannot be consummated unless certain conditions to the closing of the Acquisitions are fulfilled, including approval by the stockholders of the Company for the issuance of the Company's common stock as consideration in the Acquisitions as well as certain Russian regulatory approvals. The Company cannot assure you that the conditions to the consummation of the Acquisitions will be fulfilled.

The Company does not currently have an alternate business strategy in the event the Acquisitions are not consummated. In addition, the continuing operation of ComCor-TV is, to a large extent, contingent on the funding anticipated pursuant to the terms of the Acquisitions; therefore, the Company's failure to consummate the Acquisitions would also have a material adverse affect on ComCor-TV's operations.

If the Company does not consummate the Acquisitions, it may become subject to the Investment Company Act of 1940, which would impose substantive restrictions on its operations.

The Investment Company Act of 1940 and its regulations generally impose substantive restrictions on a company that owns securities and/or cash having a value in excess of 50% of the company's "total assets" on either a consolidated or unconsolidated basis. The Company, which is now above this threshold following the sale of the assets of JM Ney, has been relying since March 2002 on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2, which is available as long as the Company will attempt to be engaged, within the one-year period, primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. If the Company is unable to consummate the Acquisitions or otherwise develop such other business, it would be required to register under the Investment Company Act, and would be subject to a number of severe substantive restrictions on its operations, capital structure and management.

Risks Related to the Operation of ComCor-TV

Risks Related to ComCor-TV's Business

Because ComCor-TV has had a limited operating history, its future performance is difficult to predict.

ComCor-TV's business strategy has been implemented recently and to date ComCor-TV has not generated significant revenue. The growth of ComCor-TV depends on the appeal of the services it provides to Russian consumers. ComCor-TV's ability to establish itself in the Russian market will be affected by several factors, including the ability of ComCor-TV to fund its operations and capital expenditures and the willingness of ComCor-TV's competitors to offer their services on terms with which ComCor-TV is unable to compete. There is no assurance that ComCor-TV will be successful in effectively implementing its business strategy and, because ComCor-TV has had a limited operating history, investors have limited operating and financial information about ComCor-TV upon which to base an evaluation of its performance and an investment in its common stock.

ComCor-TV will need additional capital and may not be able to raise it.

ComCor-TV will need additional capital in order to continue its operations. In addition ComCor-TV may need or want to acquire additional capital for a variety of reasons, such as:

    financing its subscriber growth strategy;

    enhancing its service and subscriber support;

    complying with regulatory requirements or developments;

    taking advantage of new business opportunities; and

    implementing changes in its business strategy.

Due to a variety of factors, including perceived risks related to ComCor-TV's operational performance, regulatory developments or deterioration in the Russian economy, ComCor-TV may not be able to raise additional capital on acceptable terms. ComCor-TV may have to sell stock at prices lower than those paid by its current shareholders, leading to dilution, or it may have to sell stock or debt instruments with rights superior to those of holders of ComCor-TV's common stock. If ComCor-TV cannot obtain adequate financing on acceptable terms, it may be unable to take advantage of opportunities or to meet unexpected financial requirements. This could cause ComCor-TV to delay or abandon anticipated expenditures or otherwise limit operations, which could adversely affect ComCor-TV's business.

The Company cannot assure you that a market for ComCor-TV's future services will develop or that ComCor-TV can satisfy subscriber expectations.

ComCor-TV currently offers its subscribers a number of value-added services, such as high-speed Internet access, IP-based telephony and web hosting. ComCor-TV may not be successful in creating or competing in a market for these value-added services. In particular, the Company cannot assure you that ComCor-TV can:

    enhance its current services;

    develop new services that meet changing subscriber needs;

    generate significant demand for its new services through successful advertising and marketing initiatives;

    satisfy subscriber expectations with respect to value-added services;

    provide its new services in a profitable manner; and

    continue to offer value-added services in the event of adverse changes in economic conditions.

Risks Related to Russia

Economic instability in Russia could adversely affect ComCor-TV's business.

Since the end of communism in the early 1990s, Russia's economy has been undergoing a rapid transformation from a one party state with a centrally-planned economy to a pluralist democracy with a market-oriented economy. This transformation has been marked by periods of significant instability. In particular, the Russian government's decision to temporarily stop supporting the ruble in August 1998 caused the currency to collapse. At the same time, the Russian government defaulted on much of its short-term domestic debt and imposed a 90-day moratorium on foreign debt payments by Russian companies. The Russian government subsequently entered into protracted negotiations with its creditors to reschedule the terms of its domestic and foreign debt. Thus far, these negotiations have not yielded terms favorable to Western creditors. It is possible that Russia may default on its domestic or foreign debt in the future or take other actions that could adversely affect its financial stability. In addition, the Russian government's failure to maintain access to funding from the International Monetary Fund ("IMF") could cause further financial strain and negatively impact the Company's business. If no IMF financing is made available or if no agreement is reached with the Paris Club of sovereign creditors, the Russian government may not receive further financial support from other international organizations and foreign governments and may not be able to repay its debts. This is anticipated to be a particular concern in 2003, when a significant increase will occur in the amount due to be repaid by the Russian government. Operating in such an economic environment makes it more difficult for ComCor-TV to obtain and maintain credit facilities, access international capital markets and obtain other financing to satisfy ComCor-TV's future capital needs.

The August 1998 financial crisis marked the beginning of an economic downturn that affected the entire Russian economy and resulted in Russia's equity market being the worst performing equity market in the world for 1998. Future downturns in the Russian economy are possible and could diminish demand for ComCor-TV's services and ComCor-TV's ability to retain existing subscribers and collect payments from them. Future downturns in the Russian economy could also prevent ComCor-TV from executing its growth strategy, which could cause its business to suffer.

Fluctuations in the global economy may adversely affect Russia's economy and ComCor-TV's business.

Russia's economy is vulnerable to market downturns and economic slowdowns elsewhere in the world. As has happened in the past, financial problems or an increase in the perceived risks associated with investing in emerging economies could dampen foreign investment in Russia and adversely affect the Russian economy. In addition, a steep decline in the world price of oil could slow or disrupt the Russian economy because Russia produces and exports large amounts of oil. These developments could severely limit ComCor-TV's access to capital and could adversely affect the purchasing power of ComCor-TV's customers and, consequently, ComCor-TV's business.

Sustained periods of high inflation may adversely affect ComCor-TV's business.

Russia has experienced high levels of inflation since the early 1990s. Inflation increased dramatically following the August 1998 financial crisis. The government's history of printing money to pay back wages, pensions and some of its debt has prompted concerns of hyperinflation. Due to high inflation and other economic and political pressures, the ruble lost significant value against the U.S. dollar and other foreign currencies in 1998 and 1999. ComCor-TV's operating results could suffer if it is unable to sufficiently increase its prices to offset increased inflation, which may become more difficult as ComCor-TV attracts more mass market subscribers and its subscriber base becomes more price-sensitive.

Social instability in Russia could lead to increased support for centralized authority and a rise in nationalism, which could restrict the manner in which ComCor-TV operates its business.

Social instability in Russia, coupled with difficult economic conditions, could lead to increased support for centralized authority and a rise in nationalism. These sentiments could lead to restrictions on foreign ownership of Russian companies in the data communications industry or large-scale nationalization or expropriation of foreign-owned assets or businesses. Although the Company does not anticipate the nationalization or expropriation of ComCor-TV's assets, the concept of property rights is not well developed in Russian law and there is not a great deal of experience in enforcing legislation enacted to protect private property against nationalization and expropriation. As a result, the Company may not be able to obtain proper redress in the courts, and ComCor-TV may not receive adequate compensation if in the future the Russian government decides to nationalize or expropriate some or all of its assets. If this occurs, the Company's business could be harmed.