Form 10-Q
period 2002-05-31
ANDERSEN GROUP INC
filed 2002-06-24
CIK 6383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-1460

ANDERSEN GROUP, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE 06-0659863

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

405 Park Avenue , New York, New York 10022

(Address of principal executive offices) (Zip Code)

(212) 826-8942

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of June 17, 2002, there were 2,099,084 shares of the Registrant's $.01 par value common stock outstanding.

Title Outstanding

Common Stock, $0.01 par value per share Authorized 6,000,000 shares; Issued 2,099,084

ANDERSEN GROUP, INC.

FORM 10-Q

TABLE OF CONTENTS

Page No.

Part I - Financial Information

Item 1 - Financial Statements (unaudited):

Consolidated Condensed Balance Sheets

May 31, 2002 and February 28, 2002 3

Consolidated Condensed Statements of Operations for the

Three Months Ended May 31, 2002 and 2001 4

Consolidated Condensed Statements of Cash Flows for the

Three Months Ended May 31, 2002 and 2001 5

Notes to Consolidated Condensed Financial Statements 6

Item 2 - Management's Discussion and Analysis of

Financial Condition and Results of Operations 9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk 12

Part II - Other Information

Item 1 - Legal Proceedings 13

Item 4 - Submission of Matters to a Vote of Security Holders 13

Item 6 - Exhibits and Reports on Form 8-K 14

Signatures 15

Part I. Financial Information

Item 1. Financial Statements

ANDERSEN GROUP, INC.

Consolidated Condensed Balance Sheets

(In thousands)

(unaudited)

	May 31, 2002	February 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 9,632	$ 1,152
Marketable securities	738	455
Accounts and other receivables less
allowances of $31 and $96, respectively	302	3,820
Inventories	-	23
Prepaid expenses and other assets	111	648
Deferred income taxes	151	-
Net assets held for sale	-	6,974
Total current assets	10,934	13,072
Property, plant and equipment, net	3,578	3,632
Prepaid pension expense	4,356	4,775
Investment in Moscow Broadband Communication Ltd.	2,515	2,683
Other assets	1,131	913
	$22,514	$25,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ 377	$ 435
Short-term borrowings	-	2,366
Accounts payable	209	1,041
Other current liabilities	1,978	1,712
Deferred income taxes	-	156
Total current liabilities	2,564	5,710

Long-term debt, less current maturities	2,158	2,158
Other liabilities	980	1,842
Deferred income taxes	1,883	1,614

Total liabilities	7,585	11,324

Commitments and contingencies

Stockholders' equity:
Cumulative convertible preferred stock	3,497	3,497
Common stock	21	21
Additional paid-in capital	6,653	6,574
Retained earnings	4,758	3,659
Total stockholders' equity	14,929	13,751

	$22,514	$25,075

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(unaudited)

Three months ended

May 31, 2002 May 31, 2001
Revenues:
Investment and other income	$196	$ 290

	196	290

Costs and expenses:
General and administrative	546	540
Interest expense	69	104

	615	644

Loss from continuing operations before equity in losses of Moscow Broadband Communication Ltd., and income taxes	(419)	(354)
Equity in losses of Moscow Broadband Communication Ltd.	(168)	(207)

Net loss from continuing operations before income taxes	(587)	(561)
Income tax benefit	153	148

Net loss from continuing operations	(434)	(413)

Discontinued operations (Note 2):
Income from discontinued segment, net of income taxes of $80 and $518, respectively	132	797

Gain on sale of discontinued segment, net of income taxes of $686	1,472	-

Net income	1,170	384
Preferred dividends	(71)	(73)

Income applicable to common shares	$1,099	$ 311

Earnings per common share:
Basic and diluted
Net loss from continuing operations	$(0.24)	$(0.23)
Income from discontinued operations	0.06	0.38
Gain on sale of discontinued operations	0.70	-

	$0.52	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.

Consolidated Condensed Statements of Cash Flows

(In thousands)

(unaudited)
	Three Months Ended
	May 31, 2002	May 31, 2001

Cash flows from operating activities:
Net income	$1,170	$ 384

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in losses of Moscow Broadband Communication Ltd.	168	207
Gain on sale of JM Ney's operating assets	(1,472)	-
Gain on settlement of retiree healthcare liability	(142)	-
Depreciation, amortization and interest accretion	114	407
Deferred income taxes	(66)	411
Pension (income) expense	(30)	24
Net gains from marketable securities	(83)	(23)
Purchases of marketable securities	(200)	(78)

Changes in operating assets and liabilities, net of changes from the sale of JM Ney's net assets:
Accounts and other receivables	3,518	473
Inventories	(419)	754
Prepaid expenses and other assets	559	52
Accounts payable	(832)	(254)
Accrued liabilities and other long-term obligations	(1,008)	(263)

Net cash provided by operating activities	1,277	2,094

Cash flows from investing activities:
Proceeds from sale of net assets of JM Ney, net of escrow	10,390	-
Transaction expenses paid	(557)	-
Purchases of property and equipment	(9)	(77)
Net cash provided by (used in) investing activities	9,824	(77)

Cash flows from financing activities:
Principal payments on long-term debt	(58)	(27)
Repayment of secured note to officer	-	(200)
Repayment of short-term borrowings, net	(2,366)	(1,500)
Purchase of subsidiary warrants	(160)	-
Stock options exercised	34	4
Preferred dividends paid	(71)	(73)

Net cash used in financing activities	(2,621)	(1,796)

Net increase in cash and cash equivalents	8,480	221

Cash and cash equivalents - beginning of period	1,152	1,217

Cash and cash equivalents - end of period	$ 9,632	$ 1,438

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.

Notes to Consolidated Condensed Financial Statements (unaudited)

(1) Accounting Policies

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited Consolidated Condensed Financial Statements of Andersen Group, Inc. (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 2002. The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. In addition, certain reclassifications of the consolidated balance sheet as of February 28, 2002 and the consolidated statement of operations for the three months ended May 31, 2001 to reflect The J.M. Ney Company ("JM Ney") as a discontinued operation under Statement of Financial Accounting Standards No. 144 due to the sale of its operating assets effective March 22, 2002, have been made so that it conforms to the current period presentation.

(2) Discontinued Operations - Sale of Assets of JM Ney

Effective March 22, 2002, the Company sold the operating assets of JM Ney to Deringer Mfg. Company ("Deringer") for which it received approximately $10,990,000, of which $600,000 was placed in an escrow account to satisfy potential claims relating to inventory and representations made by the Company to Deringer. The Company has recorded a gain of $1,472,000 from this sale, after estimated income taxes of $686,000. The following summarizes the elements of the transaction (in thousands):

Proceeds	$10,990
Book value of net assets sold	(7,368)
Expenses of transaction	(1,540)
Curtailment gain - pension plan	76
Income taxes	(686)

Net gain on sale	$ 1,472

Transaction expenses related to the sale of JM Ney are as follows:

Settlement of JM Ney stock options	$275
Employee severance	575
Bonuses	175
Legal and accounting	365
Other	150

Total transaction expenses	$1,540

For the three month period ended May 31, 2002 and 2001, JM Ney's summarized results of operations were as follows (in thousands):

	Three Months ended May 31,
	2002	2001
Net sales and other revenues	$1,298	$8,098
Cost of sales	(744)	(5,139)
Operating expenses	(333)	(1,347)

Operating income	221	1,612
Interest expense	(9)	(250)

Net income before income taxes	212	1,362
Income tax expense	(80)	(518)

Net income before cumulative effect accounting adjustment	132	844
Cumulative effect accounting adjustment, net of income taxes	-	(47)

Net income	$ 132	$ 797

The February 28, 2002 balance sheet has been reclassified to reflect the sale of net assets of JM Ney which include the following:

Inventory	$4,144
Prepaid expenses and other current assets	182
Property, plant and equipment, net	2,132
Other assets	110
Other current liabilities	(194)

$6,374

(3) Investment in Moscow Broadband Communication Ltd.

The Company records its investment in Moscow Broadband Communication Ltd. ("Moscow Broadband")

using the equity method of accounting. Moscow Broadband has a December 31 year end and, as a result, the Company's equity in Moscow Broadband's results is reported on a two month lag. For the three months ended May 31, 2002 and 2001, the Company recorded losses of $168,000 and $207,000, respectively, which represent its 25% interest in Moscow Broadband's losses of $672,000 and $829,000 for the three months ended March 31, 2002 and 2001, respectively. These losses include Moscow Broadband's 50% equity interest in the losses of ZAO ComCor-TV ("ComCor-TV") for the same periods.

At May 31, 2002, the carrying value of the Company's investment in Moscow Broadband was $2,515,000, and the Company's 25% equity interest in the net assets of Moscow Broadband was $2,896,000. The $381,000 difference is attributed to a non-depreciable asset that was contributed to ComCor-TV and will not result in the Company accreting the difference into its consolidated results of operations.

The following presents summarized financial information for Moscow Broadband as of March 31, 2002 and December 31, 2001 and its results of operations for the three months ended March 31, 2002 and 2001 (in thousands):

March 31,	December 31,
2002	2001
Balance Sheet Data
Current assets	$ 4,264	$ 4,353
Noncurrent assets	7,483	8,040

Total assets	$11,747	$12,393

Accounts payable and accrued liabilities	$ 162	$ 137
Shareholders' equity	11,585	12,256

Total liabilities and shareholders' equity	$11,747	$12,393

	Three months ended March 31,
	2002	2001
Statement of Operations Data
Net loss before equity in losses of ComCor-TV	$(115)	$(203)
Equity in losses of ComCor-TV	(557)	(626)

Net loss	$(672)	$(829)

The following presents summarized financial information for ComCor-TV as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 (in thousands):

	March 31, 2002	December 31, 2001
Balance Sheet Data
Current Assets	$ 4,656	$ 2,930
Non-Current Assets	12,200	14,850

Total assets	$16,856	$17,780

Current liabilities	$ 3,874	$ 3,631
Non-current liabilities and minority interest	2,070	2,124
Stockholder's equity	10,912	12,025

Total liabilities and shareholders' equity	$16,856	$17,780

	Three Months Ended March 31,
	2002	2001
Statement of Operations Data
Revenues	$ 435	$ 241
Cost of revenues, including amortization of intangibles	(863)	(523)
Loss from operations	(1,152)	(1,370)
Net loss	(1,113)	(1,253)

(4) ComCor-TV and Moscow Broadband Transactions

In April 2002, the Company entered into agreements, subject to shareholder and regulatory approvals, pursuant to which the Company will acquire the 50% equity ownership of ComCor-TV presently owned by Moscow Telecommunications Company ("COMCOR") in exchange for approximately $28 million of the Company's common stock. The number of shares to be issued to consummate this transaction will be determined based upon the average price of the Company's stock during a defined period prior to the closing of the transaction, provided the average price is between $8 and $12 per share. The agreements require COMCOR to contribute defined operating assets and additional shares of The Institute for Automated Systems ("IAS") to ComCor-TV. In order to complete this transaction, the Company is required to acquire substantially all of the outstanding shares of Moscow Broadband that it currently does not own and to contribute additional cash and Moscow Broadband's remaining shares of IAS to ComCor-TV. ComCor-TV is currently dependent upon additional sources of capital. Without the capital to be provided by COMCOR, Moscow Broadband and the Company pursuant to the agreements, ComCor-TV may not be able to continue as a going concern, which could otherwise have a significant adverse affect on the reported value of the Company's investment in Moscow Broadband.

The agreements entered into in April 2002 pursuant to which the Company plans to increase its ownership of ComCor-TV through the issuance of shares of its common stock for the 50% of ComCor-TV presently owned by COMCOR and for the 75% of Moscow Broadband that it does not presently own, require the Company and Moscow Broadband to make cash capital contributions into ComCor-TV totaling approximately $16,700,000, of which approximately $5,000,000 was paid by Moscow Broadband in May 2002. In order to meet these payment obligations, the Company expects to raise funds by obtaining a loan collateralized by JM Ney's real estate, by selling certain short term investments, or by issuing shares of its stock in a public or private offering. The Company may also reduce its obligation by arranging for a financing of ComCor-TV or Moscow Broadband, which, if successful, would result in the dilution of the Company's ownership of ComCor-TV. However, depending on market conditions, such sources of cash may still be inadequate to meet the scheduled payments into ComCor-TV and still provide the Company with sufficient liquidity to meet its administrative expenses and debt service obligations.

(5) Prepaid pension expense and Other liabilities

As a result of the sale of JM Ney's assets as discussed in Note 2, and the resultant decrease in work force, the Company recorded a curtailment gain of $76,000 relating to previously unrecognized prior service costs. In addition, an actuarial gain of approximately $1,431,000 due to the reduction in the expected future pension benefits for plan participants has been recorded as an offset against previously unrecognized actuarial losses of the plan and, as a result, has not directly impacted the reported gain on sale.

During the period ended May 31, 2002, the Company's defined benefit pension plan was amended to provide enhanced pension benefits to a group of retirees who previously had been receiving post-retirement health benefits from the Company. The implementation of this plan amendment resulted in a net gain of $142,000 from the settlement of the post-retirement health liability and has been recorded as a reduction of general and administrative expenses in the Company's consolidated statement of operations.

(6) Income Taxes

Income tax expense represents an estimate of the effective income tax rate for the current fiscal year after considering valuation allowances with respect to the Company's ability to realize a tax benefit from its equity in the losses of Moscow Broadband.

(7) Earnings (Loss) Per Share

Earnings (loss) per share are computed based on the weighted average number of common and common equivalent shares outstanding. Diluted earnings per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive. For the three months periods ended May 31, 2002 and 2001 the effect of the assumed conversion of the Company's dilutive securities had an antidilutive effect on the Company's per share results from continuing operations.

(8) Business Segments and Export Sales

As discussed in Note 2, effective March 22, 2002, the Company sold the operating assets of JM Ney to Deringer. The operations of JM Ney had comprised the Company's electronics segment. As a result of the sale of these assets, the Company currently operates in one segment.

(9) Litigation

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the MD&A in the Company's Report on Form 10-K for the year ended February 28, 2002.

Overview

From February 1991 through March 22, 2002, the Company owned JM Ney as its primary operating subsidiary. The operating assets of JM Ney were sold effective March 22, 2002, and from that date the Company has begun to liquidate JM Ney's net current assets that were not sold, including accounts receivable and certain inventory balances.

The Company holds a 25% ownership interest in Moscow Broadband which in turn, holds a 50% equity interest in ComCor-TV, a Russian company which delivers cable television, high-speed data transmission and Internet services to its subscribers. ComCor-TV is a start-up venture which is currently expanding its network and increasing its customer base to those homes and businesses to which it presently has access.

During the three months ended May 31, 2002, the Company entered into agreements which, subject to shareholder and regulatory approvals, will result in ComCor-TV being substantially wholly-owned by the Company through the purchase of the 50% of ComCor-TV not presently owned by Moscow Broadband, and from the proposed purchase of substantially all of the shares of Moscow Broadband that the Company does not presently own.

Based upon the foregoing, the following discussion and analysis of the results of operations and the financial condition of the Company is not expected to be indicative of the Company's expectations of its future results of operations.

Critical Accounting Policies and Estimates

The MD&A discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, investments, income taxes, financing operations, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Discontinued Operations

Under terms of the sale of JM Ney's operating assets, the Company remains exposed to losses from its inability to collect accounts receivable balances from returns of products shipped prior to the effective date of the sale of JM Ney's assets and from claims against the portion of the proceeds which are being held in escrow pending the determination of the realization of representations and warranties. The Company believes its reserves are adequate to meet these contingencies, but there can be no assurances until these matters have been fully resolved.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MAY 31, 2002 VS. THREE MONTHS ENDED MAY 31, 2001

For the three months ended May 31, 2002 and 2001 the Company reported net income as follows (in thousands except per share amounts):
	May 31, 2002		May 31, 2001
	Amount	Per Share	Amount	Per Share
Net loss from continuing operations	$ (505)	$(0.24)	$(486)	$(0.23)
Net income from discontinued operations	132	0.06	797.38
Gain on sale of JM Ney	1,472	0.70	-	-

	$1,099	$ 0.52	$ 311	$ 0.15

Continuing Operations - Revenue

For the three months ended May 31, 2002, revenues totaled $196,000 as compared to $290,000 in the comparable period in the prior fiscal year. Significant components of revenue are as follows (in thousands):

	May 31, 2002	May 31, 2001
Investment gains	$ 83	$ 23
Rental income	59	96
Interest and dividends	17	5
Ultrasonic royalties	14	134
Change in deferred compensation accounts	23	32

	$196	$290

Current year rental income was earned from the lease of JM Ney's former manufacturing facility effective March 23, 2002, while the prior year's rental income relates to a property which the Company sold in December 2001.

Continuing Operations - General and Administrative Expenses

General and administrative expenses from continuing operations increased 1% to $546,000 for the three months ended May 31, 2002, from $540,000 in the comparable period in the prior fiscal year. Higher professional fees incurred in connection with the proposed acquisition of ComCor-TV, and depreciation expense on the JM Ney building which, prior to the sale of JM Ney's assets had been classified within cost of sales, were offset by a $142,000 gain from the settlement of retiree health care obligations through an amendment to the Company's deferred benefit pension plan.

Continuing Operations - Interest Expense

Interest expense from continuing operations for the three months ended May 31, 2002 decreased 34% to $69,000 from $104,000 during the comparable period in the prior fiscal year. The annual sinking fund payment of the Company's 10 1/2% convertible subordinated debenture and the repayment in the prior fiscal year of a note payable to the Company's president lowered average debt levels which contributed to the decrease in this expense.

Equity in Losses of Moscow Broadband

The Company's equity in the losses of Moscow Broadband decreased 23% to $168,000 in the three months ended May 31, 2002 from $207,000 in the comparable period of the prior fiscal year. Lower net operating costs at Moscow Broadband and lower losses at ComCor-TV contributed to lowering the level of losses.

Income Tax Expense

Income taxes have been accrued based upon estimated effective tax rates for the fiscal year, after considering valuation allowances related to the Company's ability to realize a tax benefit from its equity in the losses of Moscow Broadband.

Income from Discontinued Operations

During the three month period ended May 31, 2002, the Company owned JM Ney for only 22 days until its sale effective March 22, 2002. JM Ney's results for that period produced net income of $132,000 after income taxes. During the comparable period in the prior fiscal year, a gain of $1,300,000 from the reduction of inventory levels contributed to JM Ney's profits, which produced net income of $797,000 after income taxes.

Gain on Sale of JM Ney

The sale of JM Ney's net assets in March 2002 produced a gain of $1,472,000 after a provision for income taxes of $686,000. The components of the selling price resulted in proceeds which were higher than book value for inventory and fixed assets, which were partially offset by expenses of the transaction.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2002 consolidated cash and marketable securities totaled $10,370,000 as compared to $1,607,000 as of February 28, 2002. The increase of $8,763,000 is primarily attributable to the receipt of proceeds from the sale of JM Ney's operating assets, and to the subsequent realization of much of JM Ney's net current assets that were not sold to the buyer of its operating assets. The Company's consolidated net current assets increased from $4,520,000 at February 28, 2002 to $8,096,000 as of May 31, 2002.

In April 2002, the Company entered into agreements, subject to shareholder and regulatory approvals, under which the Company will acquire the 50% equity ownership of ComCor-TV presently owned by COMCOR in exchange for approximately $28 million of the Company's common stock. The number of shares to be issued to consummate this transaction will be determined based upon the average price of the Company's stock during a defined period prior to the closing of the transaction, provided the average price is between $8 and $12 per share. If the average share price does not fall within the specified range, either party to the proposed transaction has the option to terminate the agreements. The agreements require COMCOR to contribute defined operating assets and additional shares of IAS to ComCor-TV. In order to complete this transaction, the Company is required to acquire substantially all of the outstanding shares of Moscow Broadband that it currently does not own and to contribute additional cash and Moscow Broadband's remaining shares of IAS to ComCor-TV. ComCor-TV is currently dependent upon additional sources of capital. Without the capital to be provided by COMCOR, Moscow Broadband and the Company pursuant to the agreements, ComCor-TV may not be able to continue as a going concern, which could otherwise have a significant adverse affect on the reported value of the Company's investment in Moscow Broadband.

For FY03 and beyond, the Company is dependent upon its existing cash and short term investments, as well as the net proceeds of the sale of JM Ney's assets, the collection of JM Ney's receivables and the realization into cash of certain precious metal and current asset balances, and rental income from Deringer from the lease of JM Ney's manufacturing facility, to meet its operating expense, preferred dividend and debt service requirements. To the extent that such cash may be used to fund additional investment activities of the Company, including, but not limited to investment in ComCor-TV, the Company will have fewer financial resources to meet such obligations.

The agreements entered into in April 2002 pursuant to which the Company plans to increase its ownership of ComCor-TV through the issuance of shares of its common stock for the 50% of ComCor-TV presently owned by COMCOR and for the 75% of Moscow Broadband that it does not presently own, require the Company and Moscow Broadband to make cash capital contributions into ComCor-TV totaling approximately $16,700,000, of which approximately $5,000,000 was paid by Moscow Broadband in May 2002. In order to meet these payment obligations, the Company expects to raise funds by obtaining a loan collateralized by JM Ney's real estate, by selling certain short term investments, or by issuing shares of its stock in a public or private offering. The Company may also reduce its obligation by arranging for a financing of ComCor-TV or Moscow Broadband, which, if successful, would result in the dilution of the Company's ownership of ComCor-TV. However, depending on market conditions, such sources of cash may still be inadequate to meet the scheduled payments into ComCor-TV and still provide the Company with sufficient liquidity to meet its administrative expenses and debt service obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in equity security prices, certain commodity prices, interest rates and from factors that impact equity investments in Russia, as discussed in the Company's Annual Report on Form 10-K for the year ended February 28, 2002. The following information is presented to update the status of the identified risks.

EQUITY SECURITY RISK

During the three months ended May 31, 2002, the Company subscribed for $200,000 of the common stock of two savings bank institutions in connection with their conversion from a mutual savings bank to a publicly traded company. Accordingly, with changes in the value of its portfolio, at May 31, 2002, the Company has equity risk with respect to $733,000 of investments in publicly traded financial institutions. The Company also has an equity investment in a Ukraine based utility company with a carrying value of $5,000.

The Company also has equity risk with respect to the share price of its common stock as it relates to its agreement to acquire the 50% of ComCor-TV presently held by COMCOR. If the average price of the Company's common stock during the defined period prior to the closing of the proposed transaction falls outside the range of $8 to $12, each of the Company and Asino Commercial Limited, the anticipated owner of the shares at the closing of the proposed transaction, has the right to terminate the agreements.

FOREIGN INVESTMENT RISK

The Company has an investment in Moscow Broadband with a carrying value of $2,515,000. Moscow Broadband's primary asset is an investment in ComCor-TV, a Moscow, Russia based broadband cable operator licensed to provide video, Internet and telephony to up to 1.5 million homes and businesses in Moscow. All such investments bear the specific economic, currency and political risks of this region.

In April 2002, the Company entered into agreements which, subject to shareholder and regulatory approvals, will result in ComCor-TV being substantially wholly-owned by the Company. The consummation of these transactions will increase the concentration of both foreign investment risk and the venture capital risk associated with a start-up company which is experiencing operating losses and requires the commitment of funds to meet the capital expenditure needs of its business plan. Such transactions are also expected to significantly reduce the Company's liquidity as discussed in the Liquidity and Capital Resource section of Item 2 of this report.

COMMODITY RATE RISK

In connection with the sale of JM Ney's net assets, most precious metals inventories were sold and all remaining derivative instruments or short term borrowings tied to precious metals were settled. Subsequent to the sale, the Company also settled most precious metal balances not sold to Deringer. At May 31, 2002, the Company estimates that it has less than $50,000 of remaining exposure to fluctuations in precious metals prices.

INTEREST RATE RISK

The Company currently has no variable rate obligations and its borrowing costs are not exposed to changes in interest rates.

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

Item 4. Submission of Matters to a Vote of Security Holders

On February 25, 2002, the Company filed a Notice of Combined Special Meeting of Stockholders for a meeting which was held on March 20, 2002 to consider and vote upon the sale to Deringer of substantially all of the inventory, manufacturing equipment, office furniture and intellectual property of the Company's wholly-owned subsidiary, JM Ney; and to elect a Board of Directors.

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

Item 6. Exhibits and Reports on Form 8-K
  Exhibits required by Item 601 of Regulation S-K:

Exhibit Description

Exhibit 11 Statement re: Computation of Per Share Earnings.

(b) Reports on Form 8-K On April 5, 2002, the Company filed a Form 8-K to disclose that it had closed on the sale of the operating assets of The J.M. Ney Company to Deringer Mfg. Company.

On May 2, 2002, the Company filed a Form 8-K to report that it had entered into a Stock Subscription Agreement under which, subject to shareholder and regulatory approvals, it would acquire the 67,341 shares of ZAO ComCor-TV (ComCor-TV), currently held by Moscow Telecommunications Corporation, which equals a 50% equity interest in ComCor-TV in exchange for approximately $28 million of the Company's common stock.

.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDERSEN GROUP, INC.

By: /s/ Oliver R. Grace, Jr.

Oliver R. Grace, Jr.

President and Chief Executive Officer

Date: June 24, 2002

By: /s/ Andrew M. O'Shea

Andrew M. O'Shea

Chief Financial Officer

Date: June 24, 2002

Exhibit 11

ANDERSEN GROUP, INC.

Statement Re: Computation of Per Share Earnings

(In thousands, except per share data)

	Three Months Ended	Three Months Ended
Calculation of basic earnings	May 31, 2002	May 31, 2001
per share:
Numerator for basic and diluted earnings per share:

Net income	$1,099	$ 311

Denominator for basic earnings per share:
Weighted average number of shares outstanding during the period	2,097	2,072
Effect of dilutive securities (a)	-	-

Denominator for diluted earnings per share	2,097	2,072

Basic earnings per share	$0.52	$0.15

Diluted earnings per share	$0.52	$0.15

(a) For each the three month periods ended May 31, 2002 and 2001, the effects of outstanding stock options or the assumed conversions of subordinated convertible notes or cumulative convertible preferred stock were antidilutive, based upon the effects that the inclusion of the common stock equivalents would have had on the Company's reported results from continued operations.