Form 10-Q
period 2002-08-31
ANDERSEN GROUP INC
filed 2002-10-15
CIK 6383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-1460

ANDERSEN GROUP, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE 06-0659863

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

405 Park Avenue, New York, New York 10022

(Address of principal executive offices) (Zip Code)

(212) 826-8942

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of October 15, 2002, there were 2,099,908 shares of the Registrant's $0.01 par value common stock outstanding.

Title Outstanding

Common Stock, $0.01 par value per share Authorized 6,000,000 shares; Issued 2,099,908

ANDERSEN GROUP, INC.

FORM 10-Q

TABLE OF CONTENTS

Page No.

Part I - Financial Information

Item 1 - Financial Statements:

Consolidated Condensed Balance Sheets

August 31, 2002 and February 28, 2002 3

Consolidated Condensed Statements of Operations for the

Three and Six Months Ended August 31, 2002 and 2001 4

Consolidated Condensed Statements of Cash Flows for the

Six Months Ended August 31, 2002 and 2001 5

Notes to Consolidated Condensed Financial Statements 6

Item 2 - Management's Discussion and Analysis of

Financial Condition and Results of Operations 10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk 13

Item 4 - Controls and Procedures 13

Part II - Other Information

Item 1 - Legal Proceedings 14

Item 6 - Exhibits and Reports on Form 8-K 14

Signatures 16

Part I. Financial Information

Item 1. Financial Statements

ANDERSEN GROUP, INC.

Consolidated Condensed Balance Sheets

(In thousands)

(unaudited)

	August 31, 2002	February 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 8,859	$ 1,152
Marketable securities	619	455
Accounts and other receivables less
allowances of $14 and $96, respectively	83	3,820
Inventories	-	23
Prepaid expenses and other assets	86	648
Deferred income taxes	175	-
Net assets held for sale	-	6,974
Total current assets	9,822	13,072
Property, plant and equipment, net	3,519	3,632
Prepaid pension expense	4,434	4,775
Investment in Moscow Broadband Communication Ltd.	2,343	2,683
Other assets	1,060	913
	$21,178	$25,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ 370	$ 435
Short-term borrowings	-	2,366
Accounts payable	148	1,041
Other current liabilities	1,547	1,712
Deferred income taxes	-	156
Total current liabilities	2,065	5,710

Long-term debt, less current maturities	2,158	2,158
Other liabilities	901	1,842
Deferred income taxes	1,831	1,614

Total liabilities	6,955	11,324

Commitments and contingencies

Stockholders' equity:
Cumulative convertible preferred stock	3,497	3,497
Common stock	21	21
Additional paid-in capital	6,653	6,574
Retained earnings	4,052	3,659
Total stockholders' equity	14,223	13,751

	$21,178	$25,075

The accompanying notes are an integral part of these consolidated condensed financial statements.

ANDERSEN GROUP, INC.

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
Revenues
Investment and other income	$ 90	$101	$ 286	$ 391

Costs and expenses:
Selling, general and administrative	750	321	1,296	861
Interest expense	67	102	136	206

	817	423	1,432	1,067
Loss from continuing operations before equity in losses of unconsolidated subsidiary and income taxes	(727)	(322)	(1,146)	(676)
Equity in losses of Moscow Broadband Communication Ltd.	(172)	(204)	(340)	(411)
Net loss from continuing operations before income taxes	(899)	(526)	(1,486)	(1,087)
Income tax benefit	(263)	(82)	(416)	(230)

Net loss from continuing operations	(636)	(444)	(1,070)	(857)
Discontinued operations (Note 2): (Loss) income from discontinued segment, net of income taxes (benefit) of $0; ($83); $80 and $435, respectively	-	(135)	132	662
Gain on sale of discontinued segment, net of income taxes of $686	-	-	1,472	-

Net (loss) income	(636)	(579)	534	(195)
Preferred dividends	(70)	(73)	(141)	(146)

(Loss) income applicable to common shares	$ (706)	$ (652)	$ 393	$ (341)

(Loss) earnings per common share: Basic and diluted:
Net loss from continuing operations	$(0.34)	$(0.25)	$(0.58)	$ (0.48)
(Loss) income from discontinued operations	-	(.06)	0.06	0.32
Gain on sale of discontinued operations	-	-	0.70	-

	$(0.34)	$(0.31)	$ 0.18	$ (0.16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANDERSEN GROUP, INC.

Consolidated Condensed Statements of Cash Flows

(In thousands)

(unaudited)
Six months ended
	August 31, 2002	August 31, 2001
Cash flows from operating activities:
Net income (loss)	$ 534	$ (195)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in losses of Moscow Broadband Communication Ltd.	340	411
Gain on sale of JM Ney's operating assets	(1,472)	-
Gain on settlement of retiree healthcare liability	(142)	-
Depreciation, amortization and accretion	176	845
Deferred income taxes	(142)	206
Pension (income) expense	(108)	48
Net (gains) losses from marketable securities	(105)	7
Purchases of marketable securities	(200)	(77)
Proceeds from sales of marketable securities	141	19
Changes in operating assets and liabilities, net of changes from the sale of JM Ney's net assets:
Accounts and other receivables	3,737	1,479
Inventories	(419)	4,242
Prepaid expenses and other assets	583	121
Accounts payable	(893)	(356)
Accrued liabilities and other long-term obligations	(1,065)	(591)
Net cash provided by operating activities	965	6,159

Cash flows from investing activities:
Proceeds from sale of net assets of J.M. Ney, net of escrow	10,390	-
Transaction expenses paid	(941)	-
Purchases of property and equipment, net	(9)	(134)
Net cash provided by (used in) investing activities	9,440	(134)

Cash flows from financing activities:
Principal payments on long-term debt	(65)	(6,247)
Repayment of short term borrowings, net	(2,366)	(300)
Purchase of subsidiary warrants	(160)	-
Stock options exercised	34	4
Preferred dividends paid	(141)	(149)

Net cash used in financing activities	(2,698)	(6,692)

Net decrease in cash and cash equivalents	7,707	(667)

Cash and cash equivalents - beginning of period	1,152	1,217

Cash and cash equivalents - end of period	$8,859	$ 550

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.

Notes to Consolidated Condensed Financial Statements (unaudited)

(1) Accounting Policies

The accompanying unaudited interim condensed financial statements and related notes should be read in conjunction with the audited Consolidated Condensed Financial Statements of Andersen Group, Inc. (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 2002. The interim condensed financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. In addition, certain reclassifications of the consolidated balance sheet as of February 28, 2002 and the consolidated statement of operations for the three and six months ended August 31, 2001 to reflect The J.M. Ney Company ("JM Ney") as a discontinued operation under Statement of Financial Accounting Standards No. 144 due to the sale of its operating assets effective March 22, 2002, have been made so that it conforms to the current period presentation.

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

Proceeds	$10,990
Book value of net assets sold	(7,368)
Expenses of transaction	(1,540)
Curtailment gain - pension plan	76
Income taxes	(686)

Net gain on sale	$ 1,472

Transaction expenses related to the sale of JM Ney are as follows (in thousands):

Settlement of JM Ney stock options	$ 275
Severance and bonuses	750
Legal and accounting	365
Other	150

Total transaction expenses	$1,540

For the three and six month periods ended August 31, 2002 and 2001, JM Ney's summarized results of operations were as follows (in thousands):
	Three Months Ended August 31,		Six Months Ended August 31,
	2002	2001	2002	2001

Net sales and other revenues	$ -	$7,408	$1,298	$15,506
Cost of sales	-	(6,192)	(744)	(11,331)
Operating expenses	-	(1,179)	(333)	(2,526)

Operating income	-	37	221	1,649
Interest expense	-	(255)	(9)	(505)

Net income before income taxes	-	(218)	212	1,144
Income tax expense	-	(83)	80	(435)

Net income before cumulative effect accounting adjustment	-	(135)	132	709
Cumulative effect accounting adjustment, net of income taxes	-	-	-	(47)

Net income (loss)	$ -	$ (135)	$ 132	$ 662

The February 28, 2002 consolidated balance sheet has been reclassified to reflect the net assets of JM Ney which were held for sale, as follows (in thousands):

Inventory	$4,144
Prepaid expenses and other current assets	182
Property, plant and equipment, net	2,732
Other assets	110
Other current liabilities	(194)

Total	$6,974

(3) Investment in Moscow Broadband Communication Ltd.

The Company records its investment in Moscow Broadband Communication Ltd. ("Moscow Broadband")

using the equity method of accounting. Moscow Broadband has a December 31 year end and, as a result, the Company's equity in Moscow Broadband's results is reported on a two month lag. For the six months ended August 31, 2002 and 2001, the Company recorded losses of $340,000 and $411,000, respectively, which represent its 25% interest in Moscow Broadband's losses of $1,361,000 and $1,644,000 for the six months ended June 30, 2002 and 2001, respectively. These losses include Moscow Broadband's 50% equity interest in the losses of ZAO ComCor-TV ("ComCor-TV"), a Russian company which delivers cable television, high speed data transmission and Internet services to its subscribers, for the same periods.

At August 31, 2002, the carrying value of the Company's investment in Moscow Broadband was $2,343,000, and the Company's 25% equity interest in the net assets of Moscow Broadband was $2,724,000. The $381,000 difference is attributed to a non-depreciable asset that was contributed to ComCor-TV and will not result in the Company accreting the difference into its consolidated results of operations.

The following presents summarized financial information for Moscow Broadband as of June 30, 2002 and December 31, 2001 and its results of operations for the three and six month periods ended June 30, 2002 and 2001 (in thousands):

June 30, 2002	December 31, 2001
Balance Sheet Data
Current assets	$ 1,350	$ 4,353
Noncurrent assets	9,701	8,040

Total assets	$11,051	$12,393

Accounts payable and accrued liabilities	$ 155	$ 137
Stockholders' equity	10,896	12,256

Total liabilities and stockholders' equity	$11,051	$12,393

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Statement of Operations Data
Net loss before equity in losses of ComCor-TV	$(166)	$(184)	$ (281)	$ (387)
Equity in losses of ComCor-TV	(523)	(631)	(1,080)	(1,257)

Net loss	$(689)	$(815)	$(1,361)	$(1,644)

The following presents summarized financial information for ComCor-TV as of June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002 and 2001 (in thousands):
	June 30, 2002	December 31, 2001
Balance Sheet Data
Current Assets	$ 3,220	$ 2,930
Non-Current Assets	15,123	14,850

Total assets	$18,343	$17,780

Current liabilities	$ 1,484	$ 3,631
Non-current liabilities and minority interest	1,994	2,124
Stockholder's equity	14,865	12,025

Total liabilities and stockholders' equity	$18,343	$17,780

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001		2002	2001
Statement of Operations Data
Revenues	$ 430	$ 244	x	$ 865	$ 485
Cost of revenues, including amortization of intangibles	$ (862)	$ (722)		$(1,653)	$(1,513)
Loss from operations	$(1,072)	$(1,331)		$(2,224)	$(2,701)
Net loss	$(1,047)	$(1,263)		$(2,160)	$(2,513)

(4) ComCor-TV and Moscow Broadband Transactions

In April 2002, as amended in September 2002, the Company entered into agreements, subject to shareholder and regulatory approvals, pursuant to which the Company will acquire the 50% equity ownership of ComCor-TV presently owned by Moscow Telecommunications Company ("COMCOR") in exchange for 4,000,000 shares of the Company's common stock. The agreements require COMCOR to contribute defined operating assets and additional shares of The Institute for Automated Systems ("IAS") to ComCor-TV which occurred in July 2002. In order to complete this transaction, the Company is required to acquire substantially all of the outstanding shares of Moscow Broadband that it currently does not own and to contribute Moscow Broadband's remaining shares of IAS and approximately $16.7 million of cash to ComCor-TV, of which $5 million was contributed by Moscow Broadband in May 2002. ComCor-TV is currently dependent upon outside sources of capital. Without the capital to be provided by COMCOR, Moscow Broadband and the Company pursuant to the acquisition agreements, ComCor-TV may not be able to continue as a going concern, which could otherwise have a significant adverse affect on the reported value of the Company's investment in Moscow Broadband. As further discussed in Note 11, the Company's board of directors has recommended that the Company close on these proposed transactions only if prior to closing that the Company or Moscow Broadband shall have received commitments of $4 million or more of new capital.

The agreements entered into in April 2002, as amended, pursuant to which the Company plans to increase its ownership of ComCor-TV require the Company and Moscow Broadband to make cash capital contributions to ComCor-TV totaling approximately $16,7 million, of which approximately $5 million was paid by Moscow Broadband in May 2002. In order to meet these payment obligations, the Company expects to raise funds by (i) obtaining a loan secured by JM Ney's real estate, (ii) selling certain short term investments, or (iii) issuing shares of its stock or debt in a public or private offering, subject to the limitations contained in the acquisition agreements. The Company may also arrange for ComCor-TV or Moscow Broadband to raise funds through the issuance of equity securities, which, if successful, would result in the dilution of the Company's ownership of ComCor-TV. However, depending on market conditions, such sources of cash may still be inadequate to meet the scheduled payments into ComCor-TV and still provide the Company with sufficient liquidity to meet its administrative expenses and debt service obligations.

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

In April 2002, the Company's defined benefit pension plan was amended to provide enhanced pension benefits to a group of retirees who previously had been receiving post-retirement health benefits from the Company. The implementation of this plan amendment resulted in a net gain of $142,000 from the settlement of the post-retirement health liability and has been recorded as a reduction of general and administrative expenses in the Company's consolidated condensed statement of operations.

(6) Income Taxes

Income tax expense represents an estimate of the effective income tax rate for the current fiscal year after considering valuation allowances with respect to the Company's ability to realize a tax benefit from its equity in the losses of Moscow Broadband.

(7) Earnings (Loss) Per Share

Earnings (loss) per share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding. Diluted earnings per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive. For the three and six month periods ended August 31, 2002 and 2001 the effect of the assumed conversion of the Company's dilutive securities had an antidilutive effect on the Company's per share results from continuing operations.

(8) Business Segments and Export Sales

As discussed in Note 2, effective March 22, 2002, the Company sold the operating assets of JM Ney to Deringer. The operations of JM Ney had comprised the Company's electronics segment. As a result of the sale of these assets, the Company currently operates in one segment comprised of corporate, administrative and investment activities.

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

(10) Supplemental Disclosure of Cash Flow Information

During the six months ended August 31, 2001, the Company issued 11,323 shares of its common stock from the conversion of 5,825 shares of its cumulative convertible preferred stock.

(11) Subsequent Event

On September 26, 2002, the Company filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission in which the Company's board of directors recommended the Company's purchase of the shares of ComCor-TV only if prior to the closing of the acquisition, the Company or Moscow Broadband shall receive commitments of $4 million or more of new capital. This $4 million capital commitment contingency represents the board's reassessment of the future capital requirements of the Company and its subsidiaries from the board of directors' original assessment of $5 million of additional capital disclosed in the Company's Current Report on Form 8-K filed on July 22, 2002.

Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

In April 2002, as amended in September 2002, the Company entered into agreements which, subject to shareholder and regulatory approvals, will result in ComCor-TV being substantially wholly-owned by the Company through the purchase of the shares of ComCor-TV not presently owned by Moscow Broadband, and from the proposed purchase of substantially all of the shares of Moscow Broadband that the Company does not presently own.

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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Discontinued Operations

Under terms of the sale of JM Ney's operating assets, the Company remains exposed to losses from its inability to collect accounts receivable balances from returns of products shipped prior to the effective date of the sale of JM Ney's assets and from claims against the portion of the proceeds which are being held in escrow pending the satisfactory resolution of potential claims relating to certain inventories and representations made by the Company to Deringer. The Company believes its reserves are adequate to meet these contingencies, but there can be no assurances until these matters have been fully resolved.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED AUGUST 31, 2002 VS. SIX MONTHS ENDED AUGUST 31, 2001

For the six months ended August 31, 2002 and 2001 the Company reported net (loss) income as follows (in thousands except per share amounts):
	August 31, 2002		August 31, 2001
	Amount	Per Share	Amount	Per Share
Net loss from continuing operations	$(1,211)	$(0.58)	$(1,003)	$(0.48)
Net income from discontinued operations	132	0.06	662.32
Gain on sale of JM Ney	1,472	0.70	-	-

	$ 393	$ 0.18	$ (341)	$(0.16)

Continuing Operations - Revenue

For the six months ended August 31, 2002, revenues totaled $286,000 as compared to $391,000 in the comparable period in the prior fiscal year. Significant components of revenue are as follows (in thousands):

	August 31, 2002	August 31, 2001
Investment gains	$105	$ 30
Rental income	136	178
Interest and dividends	69	14
Ultrasonic royalties	24	223
Change in deferred compensation accounts	(48)	(54)

Total	$286	$391

Current year rental income was earned from the lease of JM Ney's former manufacturing facility effective March 23, 2002, while the prior year's rental income relates to a property which the Company sold in December 2001.

Continuing Operations - General and Administrative Expenses

General and administrative expenses from continuing operations increased 50.5% to $1,296,000 for the six months ended August 31, 2002, from $861,000 in the comparable period in the prior fiscal year. For the three months ended August 31, 2002, these expenses totaled $750,000, which was 133% more than the $321,000 of general and administrative expenses incurred in the comparable three-month period in the prior fiscal year. Higher professional fees incurred in connection with the proposed acquisition of ComCor-TV and the preparation of regulatory reports in connection therewith, and depreciation expense on the JM Ney building which, prior to the sale of JM Ney's assets had been classified within cost of sales, were offset by a $142,000 gain from the settlement of retiree health care obligations through an amendment to the Company's deferred benefit pension plan.

Continuing Operations - Interest Expense

Interest expense from continuing operations for the six months ended August 31, 2002 decreased 34% to $136,000 from $206,000 during the comparable period in the prior fiscal year. For the three months ended August 31, 2002, interest expense totaled $67,000, which represents a 34% decrease from the $102,000 of interest expense incurred in the comparable three-month period in the prior fiscal year. The prior year's annual sinking fund payment of the Company's 10 1/2% convertible subordinated debenture and the repayment in the prior fiscal year of a note payable to the Company's president lowered average debt levels which resulted in the decrease in this expense.

Equity in Losses of Moscow Broadband

The Company's equity in the losses of Moscow Broadband decreased 17% to $340,000 in the six months ended August 31, 2002 from $411,000 in the comparable period of the prior fiscal year. For the three months ended August 31, 2002, the Company's equity in Moscow Broadband's losses was $172,000, as compared to $204,000 equity in such losses for the comparable three-month period in the prior fiscal year. Lower net operating costs at Moscow Broadband and lower losses at ComCor-TV contributed to lowering the level of losses.

Income Tax Expense

Income taxes have been accrued based upon estimated effective tax rates for the fiscal year, after considering valuation allowances related to the Company's ability to realize a tax benefit from its equity in the losses of Moscow Broadband.

Income from Discontinued Operations

During the six month period ended August 31, 2002, the Company owned JM Ney for only 22 days until its sale effective March 22, 2002. JM Ney's results for that period produced net income of $132,000 after income taxes. During the comparable period in the prior fiscal year, JM Ney's operations produced net income of $662,000 after income taxes.

Gain on Sale of JM Ney

The sale of JM Ney's net assets in March 2002 produced a gain of $1,472,000 after a provision for income taxes of $686,000. The components of the selling price resulted in proceeds which were higher than book value for inventory and fixed assets, which were partially offset by expenses of the transaction.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2002 consolidated cash and marketable securities totaled $9,475,000 as compared to $1,607,000 as of February 28, 2002. The increase of $7,868,000 is primarily attributable to the receipt of proceeds from the sale of JM Ney's operating assets, and to the subsequent realization of much of JM Ney's net current assets that were not sold to the buyer of its operating assets. The Company's consolidated net current assets increased from $4,520,000 at February 28, 2002 to $7,757,000 as of August 31, 2002.

In April 2002, as amended in September 2002, the Company entered into agreements, subject to shareholder and regulatory approvals, under which the Company will acquire the 50% equity ownership of ComCor-TV presently owned by COMCOR in exchange for 4,000,000 shares of the Company's common stock. The agreements require COMCOR to contribute defined operating assets and additional shares of IAS to ComCor-TV which occurred in July 2002. In order to complete this transaction, the Company is required to acquire substantially all of the outstanding shares of Moscow Broadband that it currently does not own and to contribute additional cash and Moscow Broadband's remaining shares of IAS to ComCor-TV. ComCor-TV is currently dependent upon sources of capital from third parties. Without the capital to be provided by COMCOR, Moscow Broadband and the Company pursuant to the agreements, ComCor-TV may not be able to continue as a going concern, which could otherwise have a significant adverse affect on the reported value of the Company's investment in Moscow Broadband.

For the balance of the current year and beyond, the Company is dependent upon its existing cash and short term investments and rental income from Deringer from the lease of JM Ney's manufacturing facility, to meet its operating expense, preferred dividend and debt service requirements. To the extent that such cash is used to fund additional investment activities of the Company, including, but not limited to investment in ComCor-TV, the Company will have fewer financial resources to meet such obligations.

The agreements entered into in April 2002, as amended, pursuant to which the Company plans to increase its ownership of ComCor-TV require the Company and Moscow Broadband to make cash capital contributions to ComCor-TV totaling approximately $16.7 million. Approximately $5 million of this amount was paid by Moscow Broadband in May 2002. The Company's board of directors has recommended that the Company close on the acquisition agreements only if prior to such closing of the acquisition the Company or Moscow Broadband shall have received commitments of $4 million or more of new capital. In order to meet the payment obligations contained in the acquisition agreements and its own operating requirements, the Company expects to raise funds by obtaining a loan collateralized by JM Ney's real estate, by selling certain short term investments, or by issuing shares of its stock in a public or private offering, subject to the limitations contained in the acquisition agreements. The Company may also arrange for ComCor-TV or Moscow Broadband to raise funds, which, if successful, could result in the dilution of the Company's ownership of ComCor-TV. However, depending on market conditions, such sources of cash may still be inadequate to meet the scheduled payments into ComCor-TV and still provide the Company with sufficient liquidity to meet its administrative expenses and debt service obligations.

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

EQUITY SECURITY RISK

At August 31, 2002, the Company has equity risk with respect to $614,000 of investments in publicly traded financial institutions, and it also has an equity investment in a Ukraine based utility company with a reported value of $5,000.

FOREIGN INVESTMENT RISK

The Company has an investment in Moscow Broadband with a carrying value of $2,343,000. Moscow Broadband's primary asset is an investment in ComCor-TV, a Moscow, Russia-based broadband cable operator licensed to provide video, Internet and telephony to up to 1.5 million homes and businesses in Moscow. All such investments bear the specific economic, currency and political risks of this region.

In April 2002, as amended September 2002, the Company entered into agreements which, subject to stockholder and regulatory approvals, will result in ComCor-TV being substantially wholly-owned by the Company. The consummation of these transactions will increase the concentration of both foreign investment risk and the venture capital risk associated with a start-up company which is experiencing operating losses and requires the commitment of funds to meet the capital expenditure needs of its business plan. Such transactions are also expected to significantly reduce the Company's liquidity as discussed in the Liquidity and Capital Resource section of Item 2 of this report.

INTEREST RATE RISK

The Company currently has no variable rate obligations and its borrowing costs are not exposed to changes in interest rates.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits and Reports on Form 8-K
  Exhibits required by Item 601 of Regulation S-K:

  Exhibit Description

  Exhibit 11 Statement re: Computation of Per Share Earnings.

  Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K: During the three months ended August 31, 2002, the Company filed the following reports on Form 8-K:

  On June 25, 2002, the Company reported Regulation FD disclosure information relating to a presentation by the Company at which the Company discussed the status of its acquisition relating to CCTV's services and projected information relating to the Company and CCTV.

  On July 3, 2002, the Company reported that it will offer 150 shares of its common stock for each share of Moscow Broadband stock it does not own, which could result in the issuance of 2,250,000 shares of its common stock.

  On July 22, 2002, the Company reported that subject to the closing conditions being met, offer for shares of Moscow Broadband to include any shares issued by Moscow Broadband that may be issued pursuant to a MBC Rights Offering which was being conducted with the objective of raising up to $5,000,000 at $800 per share.

  The Company also reported that its Board had stated that the completion of the purchase of the 50% of CCTV not held by Moscow Broadband would be contingent upon approximately $5,000,000 of additional capital being raised, including any amounts that may be raised pursuant to the MBC Rights Offering.

  On July 24, 2002 the Company disclosed certain information which was presented on the present state and the future of broadcast communications in Moscow, including information specific to CCTV's plans and projections.

  On August 2, 2002, the Company reported that it has agreed to extend its Exchange Offer to new shares that may be issued pursuant to the revised terms of the MBC Rights Offering in which up to 6,667 shares of MBC stock may be issued at $750 per share.

  The Company also disclosed certain projections regarding the financial operating plan of CCTV.

  Subsequent 8-K filing:

  On September 4, 2002, the Company reported that it had reached agreement to amend the terms of its planned acquisition of 50% of the outstanding stock of ComCor-TV for a fixed number of shares. Pursuant to the amendment, the provision that the Company would issue $28 million of its common stock for the COMCOR shares has been replaced with 4,000,000 shares.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDERSEN GROUP, INC.

By: /s/ Oliver R. Grace, Jr.

Oliver R. Grace, Jr.

President and Chief Executive Officer

Date: October 15, 2002

By: /s/ Andrew M. O'Shea

Andrew M. O'Shea

Chief Financial Officer

Date: October 15, 2002

CERTIFICATIONS

I, Oliver R. Grace, Jr., President and Chief Executive Officer of Andersen Group, Inc., certify that:

  I have reviewed this quarterly report on Form 10-Q of Andersen Group, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Oliver R. Grace, Jr.

Oliver R. Grace, Jr.,

President and Chief Executive Officer

I, Andrew M. O'Shea, Chief Financial Officer of Andersen Group, Inc., certify that:

  I have reviewed this quarterly report on Form 10-Q of Andersen Group, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Andrew M. O'Shea

Andrew M. O'Shea,

Chief Financial Officer

Exhibit 11

ANDERSEN GROUP, INC.

Statement Re: Computation of Per Share Earnings

(In thousands, except per share data)

Calculation of basic earnings	Three Months Ended August 31, 2002	Three Months Ended August 31, 2001	Six Months Ended August 31, 2002	Six Months Ended August 31, 2001
per share:
Numerator for basic and diluted earnings per share:

Net (loss) income	$(706)	$ (652)	$393	$(341)

Denominator for basic earnings per share:
Weighted average number of shares Outstanding during the period	2,100	2,078	2,100	2,075

Effect of dilutive securities	- (a)	- (a)	- (a)	- (a)

Denominator for diluted earnings per share	2,100	2,078	2,100	2,075

Basic earnings per share	$(0.34)	$(0.31)	$0.18	$(0.16)

Diluted earnings per share	$(0.34)	$(0.31)	$0.18	$(0.16)

(a) For each of the three and six month periods ended August 31, 2002 and 2001, the effect of outstanding stock options, or the assumed conversion of subordinated convertible notes or cumulative preferred stock, were anti-dilutive based upon the effects that the inclusion of the common stock equivalents would have had on the Company's reported results from continuing operations.

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Andersen Group, Inc. (the "Company") on Form 10-Q for the period ended August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Oliver R. Grace, Jr., President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

October 15, 2002

/s/ Oliver R. Grace, Jr.

Oliver R. Grace, Jr.

President and Chief Executive Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Andersen Group, Inc. (the "Company") on Form 10-Q for the period ended August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Andrew M. O'Shea, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

October 15, 2002 /s/ Andrew M. O'Shea

Andrew M. O'Shea

Chief Financial Officer