Form 10-Q
period 2002-11-30
ANDERSEN GROUP INC
filed 2003-01-14
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ____   No ☒

As of January 4, 2003 there were 2,099,908 shares of the Registrant's $0.01 par value common stock outstanding.

Title	Outstanding
Common Stock, $0.01 par value per share	Authorized 6,000,000 shares; Issued 2,099,908

ANDERSEN GROUP, INC.
FORM 10-Q

Part I.  Financial Information
Item 1.  Financial Statements

ANDERSEN GROUP, INC.
 Consolidated Condensed Balance Sheets
(In thousands)
(unaudited)
	November 30, 2002	February 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 7,162	$ 1,152
Marketable securities	1,333	455
Accounts and other receivables less allowances of $14 and $96, respectively	40	3,820
Inventories	-	23
Prepaid expenses and other assets	33	648
Net assets held for sale	-	6,974

Total current assets	8,568	13,072
Property, plant and equipment, net	3,461	3,632
Prepaid pension expense	4,475	4,775
Investment in Moscow Broadband Communication Ltd.	2,171	2,683
Other assets	1,037	913

	$ 19,712	$ 25,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ 420	$ 435
Short-term borrowings	-	2,366
Accounts payable	401	1,041
Other current liabilities	941	1,712
Deferred income taxes	26	156

Total current liabilities	1,788	5,710

Long-term debt, less current maturities	1,674	2,158
Other liabilities	874	1,842
Deferred income taxes	1,697	1,614

Total liabilities	6,033	11,324

Commitments and contingencies

Stockholders' equity:
Cumulative convertible preferred stock	3,497	3,497
Common stock	21	21
Additional paid-in capital	6,653	6,574
Retained earnings	3,508	3,659

Total stockholders' equity	13,679	13,751

	$ 19,712	$ 25,075

The accompanying notes are an integral part of these consolidated condensed financial statements.

ANDERSEN GROUP, INC.
Consolidated Condensed Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	November 30, 2002	November 30, 2001	November 30, 2002	November 30, 2001
Revenues
Investment and other income	$ 322	$ 76	$ 608	$ 467

Costs and expenses:
General and administrative	693	439	1,989	1,300
Loss on sale of asset	-	197	-	197
Interest expense	65	94	201	300

	758	730	2,190	1,797

Loss from continuing operations before equity in losses of unconsolidated subsidiary and income taxes	(436)	(654)	(1,582)	(1,330)

Equity in losses of Moscow Broadband Communication Ltd.	(172)	(183)	(512)	(594)

Net loss from continuing operations before income taxes	(608)	(837)	(2,094)	(1,924)
Income tax benefit	(135)	(275)	(551)	(505)

Net loss from continuing operations	(473)	(562)	(1,543)	(1,419)
Discontinued operations (Note 2): Income from discontinued segment, net of income taxes of $0; ($173); $80 and $608, respectively	-	283	132	945
Gain on sale of discontinued segment, net of income taxes of $686	-	-	1,472	-

Net (loss) income	(473)	(279)	61	(474)
Preferred dividends	(71)	(70)	(212)	(216)

(Loss) income applicable to common shares	$ (544)	$ (349)	$ (151)	$ (690)

(Loss) earnings per common share: Basic and diluted:
Net loss from continuing operations	$ (0.26)	$ (0.30)	$ (0.83)	$ (0.79)
Income from discontinued operations	-	0.13	0.06	0.46
Gain on sale of discontinued operations	-	-	0.70	-

	$ (0.26)	$ (0.17)	$ (0.07)	$ (0.33)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANDERSEN GROUP, INC.
 Consolidated Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months ended
	November 30, 2002	November 30, 2001

Cash flows from operating activities:
Net income ( loss)	$ 61	$ (474)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Accrued loss on asset held for sale	-	197
Equity in losses of Moscow Broadband Communication Ltd.	512	594
Gain on sale of JM Ney's operating assets	(1,472)	-
Gain on settlement of retiree healthcare liability	(142)	-
Depreciation, amortization and accretion	235	1,238
Deferred income taxes	(75)	96
Pension (income) expense	(149)	44
Net losses (gains) from marketable securities and investments	(319)	2
Purchases of marketable securities	(700)	(77)
Proceeds from sales of marketable securities	141	19

Changes in operating assets and liabilities net of charges from sale of JM Ney's net assets:
Accounts and other receivables	3,780	2,156
Inventories	(419)	4,656
Prepaid expenses and other assets	639	319
Accounts payable	(640)	(324)
Accrued expenses and other long-term obligations	(1,448)	(399)

Net cash provided by operating activities	4	8,047

Cash flows from investing activities:
Purchases of property and equipment, net	(9)	(184)
Proceeds from sale of JM Ney, net of escrow	10,390	-
Transaction expenses paid	(1,172)	-

Net cash used in investing activities	9,209	(184)

Cash flows from financing activities:
Principal payments on long-term debt	(499)	(6,729)
Repayment of short-term debt, net	(2,366)	(1,500)
Purchase of subsidiary warrants	(160)	-
Stock options exercised	34	6
Preferred dividends paid	(212)	(222)

Net cash used in financing activities	(3,203)	(8,445)

Net decrease in cash and cash equivalents	6,010	(582)

Cash and cash equivalents - beginning of period	1,152	1,217

Cash and cash equivalents - end of period	$ 7,162	$ 635

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.
 Notes to Consolidated Condensed Financial Statements (unaudited)

(1)           Accounting Policies

The accompanying unaudited interim condensed financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Andersen Group, Inc. (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 2002.  The interim condensed financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements.  In addition, certain reclassifications of the consolidated balance sheet as of February 28, 2002 and the consolidated statement of operations for the three and nine months ended November 30, 2001 to reflect The J.M. Ney Company ("JM Ney") as a discontinued operation under Statement of Financial Accounting Standards No. 144 due to the sale of its operating assets effective March 22, 2002, have been made so that it conforms to the current period presentation.

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

Proceeds	$ 10,990
Book value of net assets sold	(7,368)
Expenses of transaction	(1,540)
Curtailment gain - pension plan	76
Income taxes	(686)

Net gain on sale	$ 1,472

Transaction expenses related to the sale of JM Ney are as follows (in thousands):

Settlement of JM Ney stock options	$ 275
Severance and bonuses	750
Legal and accounting	365
Other	150

Total transaction expenses	$ 1,540

For the three and nine month periods ended November 30, 2002 and 2001, JM Ney's summarized results of operations were as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2002	2001	2002	2001
Net sales and other revenues	$ -	$ 6,233	$ 1,298	$ 21,739
Cost of sales	-	(4,466)	(744)	(15,797)
Operating expenses	-	(1,192)	(333)	(3,718)

Operating income	-	575	221	2,224
Interest expense	-	(119)	(9)	(624)

Net income before income taxes	-	456	212	1,600
Income tax expense	-	(173)	(80)	(608)

Net income before cumulative effect accounting adjustment	-	283	132	992
Cumulative effect accounting adjustment, net of income taxes	-	-	-	(47)

Net income	$ -	$ 283	$ 132	$ 945

The February 28, 2002 consolidated balance sheet has been reclassified to reflect the net assets of JM Ney which were held for sale, as follows (in thousands):

Inventory	$ 4,144
Prepaid expenses and other current assets	182
Property, plant and equipment, net	2,732
Other assets	110
Other current liabilities	(194)

Total	$ 6,974

In connection with the asset sale, the Company entered into an eight-year lease with Deringer for the lease of JM Ney's manufacturing facility.  The lease calls for the Company to receive monthly rental payments at the annual rate of $290,000 with annual increases of the annual lease rate of $5,800.

 (3)           Investment in Moscow Broadband Communication Ltd.

The Company records its investment in Moscow Broadband Communication Ltd. ("Moscow Broadband") using the equity method of accounting.  Moscow Broadband has a December 31 year end and, as a result, the Company's equity in Moscow Broadband's results is reported on a two month lag.  For the nine months ended November 30, 2002 and 2001, the Company recorded losses of $506,000 and $591,000, respectively, which represent its 25% interest in Moscow Broadband's losses of $2,025,000 and $2,376,000 for the nine months ended September 30, 2002 and 2001, respectively.  These losses include Moscow Broadband's recording of a 50% equity interest in the losses of ZAO ComCor-TV ("ComCor-TV"), a Russian company which delivers cable television, high speed data transmission and Internet services to its subscribers, for the same periods.

 In May 2002, Moscow Broadband contributed $5,000,000 to ComCor-TV's equity capital.  In July 2002, Moscow Telecommunications Company ("COMCOR") contributed operating equipment and shares of The Institute for Automated Systems ("IAS") with an aggregate agreed upon value of $17,374,000.  Such contributions were made in accordance with the provision of agreements, which if approved by the Company's stockholders and consummated, will result in the Company acquiring a 100% interest in ComCor-TV.  Until such transaction is closed, Moscow Broadband and COMCOR share voting control over ComCor-TV in accordance with agreements among the parties. Accordingly, Moscow Broadband continues to record a 50% equity interest in ComCor-TV's results of operations.

At November 30, 2002, the carrying value of the Company's investment in Moscow Broadband was $2,171,000, and the Company's 25% equity interest in the net assets of Moscow Broadband was $2,552,000.  The $381,000 difference is attributed to a non-depreciable asset that was contributed to ComCor-TV and will not result in the Company accreting the difference into its consolidated results of operations.

The following presents summarized financial information for Moscow Broadband as of September 30, 2002 and December 31, 2001 and its results of operations for the three and nine month periods ended September 30, 2002 and 2001 (in thousands):

	September 30, 2002	December 31, 2001
Balance Sheet Data:
Current assets	$ 1,081	$ 4,353
Noncurrent assets	9,174	8,040

Total assets	$ 10,255	$ 12,393

Accounts payable and accrued liabilities	$ 46	$ 137
Stockholders' equity	10,209	12,256

Total liabilities and stockholders' equity	$ 10,255	$ 12,393

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Statement of Operations Data:
Net loss before equity in losses of ComCor-TV	$ (60)	$ (196)	$ (340)	$ (584)
Equity in losses of ComCor-TV	(627)	(535)	(1,707)	(1,792)

Net loss	$ (687)	$ (731)	$ (2,047)	$ (2,376)

 The following presents summarized financial information for ComCor-TV as of September 30, 2002 and December 31, 2001 and for the three and nine month periods ended September 30, 2002 and 2001 (in thousands):

	September 30, 2002	December 31, 2001
Balance Sheet Data:
Current assets	$ 6,759	$ 2,930
Non-current assets	28,099	14,850

Total assets	$ 34,859	$ 17,780

Current liabilities	$ 1,939	$ 3,631
Non-current liabilities and minority interest	1,932	2,124
Stockholder's equity	30,988	12,025

Total liabilities and stockholders' equity	$ 34,859	$ 17,780

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Statement of Operations Data:
Revenues	$ 443	$ 289	$ 1,308	$ 774
Cost of revenues, including amortization of intangibles	$ (882)	$ (685)	$ (2,535)	$(2,198)
Loss from operations	$(1,262)	$(1,161)	$ (3,486)	$(3,906)
Net loss	$(1,252)	$(1,071)	$ (3,412)	$(3,584)

 (4)           ComCor-TV and Moscow Broadband Transactions

In April 2002, as amended in September 2002, the Company entered into agreements, subject to shareholder and regulatory approvals, pursuant to which the Company will acquire the 50% equity ownership of ComCor-TV owned by COMCOR in exchange for 4,000,000 shares of the Company's common stock. The agreements require COMCOR to contribute defined operating assets and additional shares of  IAS to ComCor-TV.  Such contributions were made in July 2002.  In order to complete this transaction, the Company is required to acquire substantially all of the outstanding shares of Moscow Broadband that it currently does not own and to contribute Moscow Broadband's remaining shares of IAS and approximately $16.7 million of cash to ComCor-TV, of which $5 million was contributed by Moscow Broadband in May 2002. ComCor-TV is currently dependent upon outside sources of capital.  Without the capital to be provided by COMCOR, Moscow Broadband and the Company pursuant to the acquisition agreements, ComCor-TV may not be able to continue as a going concern, which could otherwise have a significant adverse affect on the reported value of the Company's investment in Moscow Broadband.  As further discussed in Note 11, the Company's board of directors has recommended that the Company close on these proposed transactions only if prior to closing the Company or Moscow Broadband shall have received commitments of $4 million or more of new capital.

The agreements entered into in April 2002, as amended, pursuant to which the Company plans to increase its ownership of ComCor-TV require the Company and Moscow Broadband to make cash capital contributions to ComCor-TV totaling approximately $16.7 million, of which approximately $5 million was paid by Moscow Broadband in May 2002. In order to meet these payment obligations, the Company expects to raise funds by (i) obtaining a loan collateralized by JM Ney's real estate, (ii) selling certain short term investments or (iii) issuing shares of its stock or debt in a public or private offering, subject to the limitations contained in the acquisition agreements. The Company may also arrange for ComCor-TV or Moscow Broadband to raise funds through the issuance of equity securities, which, if successful, could result in the dilution of the Company's ownership of ComCor-TV.  However, depending on market conditions, such sources of cash may still be inadequate to meet the scheduled payments into ComCor-TV and still provide the Company with sufficient liquidity to meet its administrative expenses and debt service obligations.

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

(7)           Earnings  (Loss) Per Share

Earnings (loss) per share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding.  Diluted earnings per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive.   For the three and nine month periods ended November 30, 2002 and 2001 the effect of the assumed conversion of the Company's dilutive securities had an antidilutive effect on the Company's per share results from continuing operations.

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

(10)         Supplemental Disclosure of Cash Flow Information

 In the prior fiscal year, during the nine months ended November 30, 2001, the Company issued 11,323 shares of its common stock from the conversion of 5,825 shares of its cumulative convertible preferred stock.

Item. 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the MD&A in the Company's Report on Form 10-K for the year ended February 28, 2002.

Overview
From February 1991 through March 22, 2002, the Company owned JM Ney as its primary operating subsidiary.  The operating assets of JM Ney were sold effective March 22, 2002, and since that date the Company has substantially liquidated JM Ney's net current assets that were not sold, including accounts receivable and certain inventory balances.

The Company holds a 25% ownership interest in Moscow Broadband which in turn, holds a 50% interest in ComCor-TV, a Russian company which delivers cable television, high-speed data transmission and Internet services to its subscribers.  ComCor-TV is a start-up venture which is currently expanding its network and increasing its customer base to those homes and businesses to which it presently has access.

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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Discontinued Operations
Under terms of the sale of JM Ney's operating assets, the Company remains exposed to losses from its inability to collect accounts receivable balances and from claims against the portion of the proceeds which are being held in escrow pending the satisfactory resolution of potential claims relating to certain inventories and representations made by the Company to Deringer.  The Company believes its reserves are adequate to meet these contingencies, but there can be no assurances until these matters have been fully resolved.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED NOVEMBER 30, 2002 VS. THREE AND NINE MONTHS ENDED NOVEMBER 30, 2001

For the nine months ended November 30, 2002 and 2001 the Company reported net loss as follows (in thousands except per share amounts):

	November 30, 2002		November 30, 2001
	Amount	Per Share	Amount	Per Share
Net loss from continuing operations	$ (1,755)	$ (0.83)	$ (1,635)	$ (0.48)
Net income from discontinued operations	132	0.06	662	0.32
Gain on sale of JM Ney	1,472	0.70	-	-

	$ (151)	$ (0.07)	$ (341)	$ (0.16)

Continuing Operations - Revenue
 For the nine months ended November 30, 2002, revenues totaled $608,000 as compared to $467,000 in the comparable period in the prior fiscal year.  Significant components of revenue are as follows (in thousands):

	November 30, 2002	November 30, 2001
Investment gains	$ 311	$ 36
Rental income	214	254
Interest and dividends	113	12
Ultrasonic royalties	37	223
Change in deferred compensation accounts	(67)	(58)

Total	$ 608	$ 467

 Current year rental income was earned from the lease of JM Ney's former manufacturing facility effective March 22, 2002, while the prior year's rental income relates to a property which the Company sold in December 2001.

Continuing Operations - General and Administrative Expenses
General and administrative expenses from continuing operations increased 53.0% to $1,989,000 for the nine months ended November 30, 2002, from $1,300,000 in the comparable period in the prior fiscal year. For the three months ended November 30, 2002, these expenses totaled $693,000, which was 57.9% more than the $439,000 of general and administrative expenses incurred in the comparable three-month period in the prior fiscal year.  Higher professional fees incurred in connection with the proposed acquisition of ComCor-TV and the preparation of regulatory reports in connection therewith, and depreciation expense on the JM Ney building which, prior to the sale of JM Ney's assets had been classified within cost of sales, were offset by a $142,000 gain from the settlement of retiree health care obligations through an amendment to the Company's deferred benefit pension plan.

Continuing Operations - Interest Expense
Interest expense from continuing operations for the nine months ended November 30, 2002 decreased 33% to $201,000 from $300,000 during the comparable period in the prior fiscal year.  For the three months ended November 30, 2002, interest expense totaled $65,000, which represented a 30.9% decrease from the $94,000 of interest expense incurred in the comparable three-month period in the prior fiscal year.  The prior year's annual sinking fund payment of the Company's 10 1/2% convertible subordinated debenture and the repayment in the prior fiscal year of a note payable to the Company's president lowered average debt levels which resulted in the decrease in this expense.

Equity in Losses of Moscow Broadband
The Company's equity in the losses of Moscow Broadband decreased 13.8% to $512,000 in the nine months ended November 30, 2002 from $594,000 in the comparable period of the prior fiscal year.  For the three months ended November 30, 2002, the Company's equity in Moscow Broadband's losses was $172,000, as compared to $183,000 equity in such losses for the comparable three-month period in the prior fiscal year.  Lower net operating costs at Moscow Broadband contributed to lowering the level of losses.

Income Tax Expense
Income taxes have been accrued based upon estimated effective tax rates for the fiscal year, after considering valuation allowances related to the Company's ability to realize a tax benefit from its equity in the losses of Moscow Broadband.

Income from Discontinued Operations
During the nine month period ended November 30, 2002, the Company owned JM Ney for only 22 days until its sale effective March 22, 2002.  JM Ney's results for that period produced net income of $132,000 after income taxes.  During the three and nine month periods in the prior fiscal year, JM Ney's operations produced net income after income taxes of $283,000 and $945,000, respectively.

Gain on Sale of JM Ney
The sale of JM Ney's net assets in March 2002 produced a gain of $1,472,000 after a provision for income taxes of $686,000.  The components of the selling price resulted in proceeds which were higher than book value for inventory and fixed assets, which were partially offset by expenses of the transaction.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2002 consolidated cash and marketable securities totaled $8,495,000 as compared to $1,607,000 as of February 28, 2002.  The increase of $6,888,000 is primarily attributable to the receipt of proceeds from the sale of JM Ney's operating assets, and to the subsequent realization of much of JM Ney's net current assets that were not sold to the buyer of its operating assets. The Company's consolidated net current assets increased from $4,520,000 at February 28, 2002 to $6,780,000 as of November 30, 2002.

In April 2002, as amended in September 2002, the Company entered into agreements, subject to shareholder and regulatory approvals, under which the Company will acquire the 50% equity ownership of ComCor-TV owned by COMCOR in exchange for 4,000,000 shares of the Company's common stock.  The agreements require COMCOR to contribute defined operating assets and additional shares of IAS to ComCor-TV.  Such contributions were made in July 2002.  In order to complete this transaction, the Company is required to acquire substantially all of the outstanding shares of Moscow Broadband that it currently does not own and to contribute additional cash and Moscow Broadband's remaining shares of IAS to ComCor-TV.  ComCor-TV is currently dependent upon sources of capital from third parties.  Without the capital to be provided by COMCOR, Moscow Broadband and the Company pursuant to the agreements, ComCor-TV may not be able to continue as a going concern, which could otherwise have a significant adverse affect on the reported value of the Company's investment in Moscow Broadband.

Subject to shareholder approval, the Company expects to acquire the Moscow Broadband shares through the issuance of 2,250,000 shares of the Company's common stock.  The Company may issue further additional shares of its common stock to acquire additional Moscow Broadband shares that may be issued pursuant to a rights offering of its common stock.  At present, the Company does not know how much cash will be raised by the Moscow Broadband Rights Offering, or the exact terms of such offering.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company has a contingent liability with respect to a $388,000 letter of credit issued by its bank to secure performance bonds issued in connection with an unresolved state income tax matter.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in equity security prices, interest rates and from factors that impact equity investments in Russia, as discussed in the Company's Annual Report on Form 10-K for the year ended February 28, 2002.  The following information is presented to update the status of the identified risks.

EQUITY SECURITY RISK

At November 30, 2002, the Company has equity risk with respect to $1,328,000 of investments in publicly traded financial institutions, and it also has an equity investment in a Ukraine based utility company with a reported value of $5,000.

FOREIGN INVESTMENT RISK
The Company has an investment in Moscow Broadband with a carrying value of $2,171,000.  Moscow Broadband's primary asset is an investment in ComCor-TV, a Moscow, Russia-based broadband cable operator licensed to provide video, Internet and telephony to up to 1.5 million homes and businesses in Moscow. All such investments bear the specific economic, currency and political risks of this region.

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibits required by Item 601 of Regulation S-K:

Exhibit                   Description

Exhibit 11               Statement re: Computation of Per Share Earnings.

(a)     Reports on Form 8-K:  During the three months ended November  30, 2002, the Company filed the following reports on Form 8-K:

(1)     On September 4, 2002, the Company reported that it had reached agreement to amend the terms of its planned acquisition of 50% of the outstanding stock of ComCor-TV for a fixed number of shares.  Pursuant to the amendment, the provision that the Company would issue $28 million of its common stock for the COMCOR  shares has been replaced with 4,000,000 shares.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDERSEN GROUP, INC.
By: /s/ Oliver R. Grace, Jr. Oliver R. Grace, Jr. President and Chief Executive Officer
Date: January 14, 2003

By: /s/ Andrew M. O'Shea Andrew M. O'Shea Chief Financial Officer
Date: January 14, 2003

CERTIFICATIONS

I, Oliver R. Grace, Jr., President and Chief Executive Officer of Andersen Group, Inc., certify that:

1.      I have reviewed this quarterly report on Form 10-Q of Andersen Group, Inc.;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5.       The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003
/s/ Oliver R. Grace, Jr.
Oliver R. Grace, Jr.
President and Chief Executive Officer

CERTIFICATIONS

I, Andrew M. O'Shea, Chief Financial Officer of Andersen Group, Inc., certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Andersen Group, Inc.;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6.       The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003
/s/ Andrew M. O'Shea
Andrew M. O'Shea
Chief Financial Officer

Exhibit 11

ANDERSEN GROUP, INC.
Statement Re: Computation of Per Share Earnings
(In thousands, except per share data)

	Three Months Ended November 30, 2002	Three Months Ended November 30, 2001	Nine Months Ended November 30, 2002	Nine Months Ended November 30, 2001
Calculation of basic earnings per share:
Numerator for basic and diluted earnings per share:

Net loss	$ (544)	$ (349)	$ (151)	$ (690)

Denominator for basic earnings per share:
Weighted average number of shares Outstanding during the period	2,100	2,086	2,100	2,078

Effect of dilutive securities	- (a)	- (a)	- (a)	- (a)

Denominator for diluted earnings per share	2,100	2,086	2,100	2,078

Basic earnings per share	$ (0.26)	$ (0.17)	$ (0.07)	$ (0.33)

Diluted earnings per share	$ (0.26)	$ (0.17)	$ (0.07)	$ (0.33)

 (a)           For each of the three and nine month periods ended November 30, 2002 and 2001, the effect of outstanding stock options, or the assumed conversion of subordinated convertible notes or cumulative preferred stock, were anti-dilutive based upon the effects that the inclusion of the common stock equivalents would have had on the Company's reported results from continuing operations.