Form 10-K
period 2003-02-28
ANDERSEN GROUP INC
filed 2003-05-29
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:  0-1460

ANDERSEN GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	06-0659863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 826-8942
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market
10 1/2% Convertible Subordinated Debentures Due 2007

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒         No ☐

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

             Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b2 of the Act).          Yes ☐   No ☒

          The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the Registrant based upon the last price at which the common stock was sold as of August 30, 2002, as reported on The NASDAQ Stock Market, was approximately $4,871,147.  Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          Number of shares of common stock outstanding as of May 27, 2003:  2,099,908.

 DOCUMENTS INCORPORATED BY REFERENCE

                The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934 for the Annual Meeting of stockholders to be held on June 20, 2003, which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I

ITEM 1.  BUSINESS

Statement Regarding Forward Looking Disclosure and Risk Factors

Certain sections of this Annual Report on Form 10-K, including "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", may contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations or beliefs concerning future events.

Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "believes," "plans," "anticipates," "estimates," "expects" or similar expressions.  In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by the Company , are also forward-looking statements.  Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the industry in which the Company does business, among other things.  These statements are not guarantees of future performance and the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors.  Factors that could cause the Company actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to those discussed below and elsewhere in this Annual Report on Form 10-K.

General

Andersen Group, Inc. (referred to herein as the "Company") is a corporation which was incorporated under the laws of the State of Connecticut in 1951.  In April 1998, the Company re-incorporated to the State of Delaware.  As used herein, "FY03", "FY02" and "FY01" reference the fiscal years ended February 28, 2003, 2002 and 2001, respectively.  Other February fiscal year end references are similarly referred to with the appropriate "FY" designation.

From February 1991 to March 22, 2002, the Company's activities have been principally conducted in the areas of manufacturing and investments.  Subsequent thereto, the Company sold the operating assets of its manufacturing subsidiary, The J.M. Ney Company ("JM Ney"), and has focused its activities on the acquisition of ZAO ComCor-TV ("CCTV").

Since April 2000, the Company has had an indirect investment in CCTV through its 25% equity position in ABC Moscow Broadband Communication Limited ("MBC"), a Cyprus-based limited liability company.  Since April 2000, MBC has owned 50% of CCTV, or had 50% voting control over CCTV with CCTV's other shareholder, Moscow Telecommunications Corporation ("COMCOR").  CCTV is a start-up provider of cable television, high speed data transmission and Internet access services that is licensed to provide these services as well as IP telephony to 1,500,000 homes and businesses in Moscow, Russia.  CCTV utilizes COMCOR's Moscow Fiber Optic Network ("MFON") to deliver signals to its "last mile" network to its customers' homes and businesses.  This use of the MFON is subject to the terms of a 50-year agreement which expires in 2050.

In April 2002, as amended in August and September 2002, the Company entered into agreements under which, subject to, among other things, shareholder approval, the Company agreed to acquire 100% of the outstanding stock of CCTV through the i) contribution of cash into CCTV; ii) the issuance of between 4,000,000 shares and 4,560,000 shares of its common stock to Asinio Commercial Limited ("ACL") a Cyrus limited liability company, in exchange for shares of CCTV presently held by COMCOR that were to be acquired by ACL in a separate transaction, and iii) the issuance of 2,250,000 shares of its common stock in exchange for the 75% of MBC that the Company does not presently own.  Pursuant to these agreements, in May 2002, MBC made a $5,000,000 cash investment into CCTV, and COMCOR invested operating assets and shares of the Institute for Automated Systems ("IAS") with an aggregate recorded value of approximately $17,374,000.  IAS is a Moscow-based telecommunications company, approximately 41.7% of which is presently owned by CCTV directly, and less than 2% of which is owned by MBC.

In April 2003, the Company and ACL agreed to terminate the agreements between the parties.

Concurrent with the termination of such agreements, the Company entered into agreements with COMCOR pursuant to which the Company will issue 4,220,879 shares of its common stock to COMCOR in exchange for the equity of CCTV to be held by COMCOR, including the equity of CCTV to be acquired by COMCOR in exchange for the extinguishment of approximately $1,380,500 of amounts owed or to be owed to COMCOR from CCTV. Consummation of this transaction is subject to among other things, i) the approval of the Company's stockholders, and ii) the Company's acquisition of substantially all of the shares of MBC's common stock that it does not currently own.

In connection with the agreements, the Company committed to making i) a $3.5 million investment into CCTV within 20 days, ii) a $1.0 million investment in CCTV within 20 days of the closing of the acquisition of the CCTV shares and iii) $1.5 million investment into CCTV at the earlier of the closing of a rights offering or August 31, 2004.  The agreements also provide for an additional  $5,829,000 of capital contributions to CCTV from the Company prior to March 31, 2005. To the extent such contributions are not made, then the Company will be obligated to issue up to 477,994 additional shares of its common stock to COMCOR.

Pursuant to the agreements signed, effective April 1, 2003,  COMCOR also agreed to eliminate the fee it charged CCTV for transportation network services from CCTV's utilization of the MFON that had been charged at the rate of 10% of CCTV's television service revenues. Pursuant to the agreements signed, COMCOR agreed to allow CCTV to limit the payments of the invoices for the lease of secondary nodes, which are at the monthly rate of $350 per secondary node, to the lesser of the invoiced amount or 20% of the television service revenues generated through such secondary nodes through December 2005.  The Company will have the option of settling up to $1,500,000 of any of such invoiced amounts that have not been paid pursuant to the agreement through the issuance of shares of its common stock, the number of which will be determined based on a price of $6.25 per share.  At May 20, 2003, CCTV was leasing 234 of COMCOR's secondary nodes.  CCTV has plans to reduce the use of up to 63 of these nodes within the next six months, and lease an additional approximately 68 secondary nodes from COMCOR as further build-out of its access network occurs.

Concurrent with the closing of the proposed acquisition of CCTV equity from COMCOR, the Company intends to acquire the 75% of MBC equity that it does not currently own in exchange for 2,250,000 shares of Company common stock. To partially satisfy its additional funding requirements discussed above, after the closing of the acquisition, the Company intends to contribute approximately $1,250,000 to CCTV, which is comprised of MBC's loans and advances to CCTV, 4,402 shares of the stock of the Institute for Automated Systems and the extinguishment of a $138,144 liability of CCTV through the issuance of approximately 33,427 shares of the Company's common stock. Such contribution would reduce the number of shares of the Company's common stock that the Company would be obligated to issue to COMCOR, in the absence of any other qualifying contributions made by the Company to CCTV, from 477,994 to 374,941. "> In addition, the potential issuance of shares of the Company's common stock to satisfy any cumulative underpayment to COMCOR of fees for the lease of secondary nodes may be applied against the $5,829,000 funding requirement to further reduce the number of shares that may be issued to COMCOR.  The agreements further call for the Company to maintain the right to name four of the seven members of the Company's Board of Directors and for COMCOR to name the remaining three.  Voting Agreements among COMCOR, Oliver R. Grace, Jr., the Company's President, and Francis E. Baker, the Company's Chairman, were entered into to support the continuation of the Company's control over the corporate governance of the Company for a two-year period.

The Company also has made investments in the common stocks of financial institutions, primarily through the subscription for shares of the common stocks of mutual savings banks as part of their de-mutualization process.  Prior to FY01, the Company had also made investments in the stock of companies in emerging countries such as Russia, the Ukraine and Poland.

The Company's manufacturing operations had been represented by the activities of JM Ney, which up until the sale of its operating assets effective March 22, 2002, consisted of the manufacture and sale of precious metal alloys, stamped parts and insert-molded parts which were sold to manufacturing and distribution customers in the automotive, medical and industrial electronics industries.  The activities of JM Ney had comprised the Company's Electronics segment.

Financial Information about Segments

Since March 22, 2002, the Company has operated as one segment.  In recent prior years, the Company's operations included JM Ney which comprised the Electronics Segment. With the sale of JM Ney's operating assets effective March 22, 2002 and the subsequent liquidation of substantially all the net current assets of JM Ney not sold, the results of JM Ney's operations are now reflected in the Company's consolidated financial statements as discontinued operations.  Information with respect to JM Ney's results of operations and the sale of its operating assets is contained in note 3 to the Company's consolidated financial statements which are included herein under Item 8 "Financial Statements and Supplementary Data".

Until the Company can complete its proposed acquisition of CCTV, its activities primarily comprise the management of a trading portfolio of common stock, renting the real estate property in Bloomfield, CT from which J.M. Ney operated and from which the purchaser of J.M. Ney's operating assets now operates its business, and the activities surrounding the proposed acquisition of CCTV, including the monitoring of its operations, and general corporate and administrative functions.

Trading Portfolio

At February 28, 2003, the Company's trading portfolio was valued at $1,809,000.  It was comprised of the common stocks of five financial institutions with an aggregate reported value of  $1,804,000 and one Ukraine common stock with a reported value of $5,000.  During FY03, the Company invested a total of $960,000 in this portfolio, and received proceeds of approximately $141,000 from the sale of stocks which had a cost basis of $100,000.

Real Estate

Pursuant to the sale of JM Ney's net operating assets, the Company entered into an eight year lease of JM Ney's manufacturing facility for which it receives rental income at an annual rate of $290,000, with annual increases in the annual rate of $5800 in each monthly payment.

ABC Moscow Broadband Communication Ltd.

Since February 2000, the Company has held a 25% equity interest in MBC, which in turn, since April 2000 has held a 50% ownership interest in, or 50% voting control over, CCTV.  Officers and directors of the Company and their affiliates taken as a whole have beneficial interest in or voting control of over approximately 46.9% of MBC, excluding the 25% directly held by the Company.

Through MBC, the Company has monitored the start-up operations of CCTV.  However, during FY02 and FY03 once initial discussions and agreements had been reached pursuant to which the Company intends  to acquire 100% control of CCTV, the Company has directly focused its attention on activities to complete the transaction, obtain additional capital for the Company to support its and CCTV's activities after the acquisition, and to provide management assistance to CCTV.

COMCOR-TV

The Company's current investment in MBC and its future business plans center around CCTV.  CCTV is in the process of building out its "last mile" coaxial fiber access network from COMCOR's MFON which it leases on an exclusive basis for its products and markets.  In accordance with agreements reached in 2000 and subsequently amended, COMCOR had charged CCTV 10% of CCTV's cable television service revenues as a MFON utilization charge, as well as charging for data return service provided to CCTV's Internet customers.  Beginning in August 2002, COMCOR also began charging CCTV $350 per month per node for the lease of secondary nodes, which are switching stations for the transfer of signals from the MFON to CCTV's network.  The agreements signed in May 2003 convert certain unpaid fees for these services into CCTV equity and provide for flexible payment terms through 2004.

CCTV is licensed to provide access to up to 1,500,000 homes and businesses.  At January 1, 2002, it had access to 89,078 homes and businesses.  During 2002, network construction activity increased the number of "homes passed" to 107,491, and as of April 14, 2003, it had constructed its network to reach a total of 126,251 homes and businesses.  Construction of the network in 2002 and early 2003 was concentrated primarily in the regions of Tverskoy, Meschanskiy and Tagansky in the Central Administrative District of Moscow, although there was some additional  buildout in Chertanovo and Khamovniki.

Once a home or business is accessed, CCTV markets its services to its potential customers.  CCTV's services currently include a basic terrestrial television package which gives the subscriber 16 television channels.  CCTV also offers two levels of pay television packages which give the subscriber 15 and 31 additional channels respectively.  Adult content channels are available to pay television subscribers for an additional charge.  CCTV has plans to expand its television offerings by the addition of additional channels and introducing digital television technology that will allow for interactive services such as video on demand and other pay-per-view television services.

CCTV also provides high speed data transmission and Internet access services through its network.  It offers these services to its customers through programs that allow the customer varying levels of traffic volume, above which additional usage will result in additional charges to the customer.  At December 31, 2002, CCTV had approximately 42,101 subscribers for its television services, of which 2,752, or 6.5%, had signed up for premium television services.  This represents an average market penetration of 39.2% of homes passed for the terrestrial services, although many of the additional homes had been available to market for less than three months.  Premium television subscriber penetration was 2.8% of homes passed or 7.2% of all subscribers.  However, CCTV has generally experienced more favorable premium television penetration in regions within the Central Administrative District of Moscow than it has in Chertanovo, which as of December 31, 2002 comprised 71% of the homes passed.  At December 31, 2002, CCTV's premium television subscribers as a percent of total subscribers was approximately 5.2% in Chertanovo, while it was approximately 14.8% in the other regions CCTV had accessed as of that date.

Subscribers for CCTV's Internet access services, which totaled 4,869 as of December 31, 2002, represented 4.5% of homes passed.  Internet subscribers in Chertanovo represented approximately 9.9% of total customers, as compared to the other regions in which Internet customers were 17.4% of total customers.

CCTV believes that the demographics for many of the newly accessed homes and the areas it has plans to access in 2003 will be more conducive to increased acceptance of the premium priced services of pay television and Internet access.

Compliance with Environmental Protection Laws

Management of the Company believes that the Company and its subsidiaries are in material compliance with applicable federal, state and local environmental regulations. Compliance with these regulations has not in the past had any material effect on the Company's capital expenditures, consolidated statements of operations and financial position or competitive position, nor does the Company anticipate that compliance with existing regulations will have any such effect in the near future.

Employees

As of May 21, 2003, the Company, including all majority-owned subsidiaries, had five full-time employees.  This excludes the employees of CCTV, in which the Company indirectly holds a minority equity interest through its investment in MBC.  CCTV employs approximately 218 people in Moscow, Russia and also subcontracts most of its network buildout to outside firms.

Executive Officers of the Company

The Executive Officers of the Company are as follows:

Name	Age	Position	Officer Since

Francis E. Baker	73	Chairman and Secretary	1959
Oliver R. Grace, Jr.	49	President and Chief Executive Officer	1990
Andrew M. O'Shea	44	Chief Financial Officer	1995

Executive officers hold their offices at the pleasure of the Board of Directors.  Each of the Company's officers has been associated with the Company in their present positions for more than the past five years.

Mr. Grace, Jr. has been a Director of the Company since 1986 and President and Chief Executive Officer since June 1, 1997.  Mr. Grace, Jr. was Chairman of the Company from March 1990 to May 1997.  Mr. Grace, Jr. has also been President of AG Investors, Inc., one of the Company's subsidiaries, since 1992.  Mr. Grace Jr. is also Chairman of MBC.  Mr. Grace, Jr. is a General Partner of The Anglo American Security Fund L.P.  Mr. Grace, Jr., is the brother of John S. Grace, a member of the Company's Board of Directors.

Mr. Baker became Chairman on June 1, 1997.  He has been a Director of the Company since 1959 and was President and Chief Executive Officer from 1959 until May 1997.  Mr. Baker is also the Secretary of the Company, a position he has held since May 1997.  Mr. Baker is also President of MBC.

Mr. O'Shea joined the Company in December 1995 as the Treasurer and Chief Financial Officer of JM Ney.  In November 1997 he was also appointed JM Ney's Secretary, and in December 1999, he was appointed as the Company's Chief Financial Officer. Mr. O'Shea is also Chief Financial Officer of MBC.

ITEM 2.  PROPERTIES.

The Company's principal executive offices are located in leased office space in New York, New York.  The Company also leases office space in Windsor, Connecticut to support certain administrative activities.  The Company believes these facilities are adequate for its current and foreseeable operations.

Andersen Land Corp. (formerly JM Ney) owns a 98,000 square foot facility located on 18.4 acres of land within an industrial park in Bloomfield, Connecticut, which, since March 22, 2002, has been leased to the buyer of JM Ney's operating assets under terms of an eight-year lease entered into in connection with the JM Ney asset sale.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the three months ended February 28, 2003, no matters were submitted to a vote of the security holders of the Company.

PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY  AND RELATED STOCKHOLDER MATTERS.

The Registrant's Common Stock is traded on The NASDAQ Stock Market ("NASDAQ") under the symbol (ANDR) with quotes supplied by the National Market System of the National Association of Securities Dealers, Inc.

The approximate number of record holders of the Registrant's Common Stock on April 1, 2003 was 415.  The Company's high, low and closing sales prices for the common equity, for each full quarterly period within the two most recent fiscal years, are included below.  The stock prices shown, which were obtained from NASDAQ, represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year ended February 28, 2003	High	Low	Close

First Quarter	$9.59	$7.22	$7.41
Second Quarter	$8.28	$3.61	$4.50
Third Quarter	$5.00	$2.36	$3.00
Fourth Quarter	$6.50	$2.01	$3.70

Year ended February 28, 2002	High	Low	Close

First Quarter	$10.13	$6.88	$8.63
Second Quarter	$ 9.48	$7.10	$8.35
Third Quarter	$11.26	$7.45	$9.00
Fourth Quarter	$13.00	$7.75	$8.04

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

Years Ended February 28/29	2003	2002	2001	2000	1999

Interest income and other income (loss)[1]	$914	$590	$698	$1,262	$(3,237)
Loss from continuing operations[1]	(2,050)	(1,700)	(1,860)	(990)	(4,173)
Net (loss) income	(446)	528	(1,623)	(987)	(3,080)
(Loss) income applicable to common shareholders	(728)	242	(1,927)	(1,349)	(3,465)
Income (loss) from continuing operations per common share, basic and diluted	(1.11)	0.93	(1.06)	(0.70)	($2.16)
(Loss) income per common share, basic and diluted	(0.35)	0.12	(0.94)	(0.70)	(1.80)
Depreciation, amortization and interest accretion	293	1,581	1,589	1,466	1,434
Total assets	19,045	25,269	33,076	37,118	37,119
Total debt	2,081	4,959	13,247	15,056	13,857
Stockholders' equity	13,102	13,751	13,448	15,262	16,429
Book value per common share	$4.57	4.90	4.70	5.59	6.18

1 Interest income and other income/loss, and losses from continuing operations exclude the results of operations of the Company's Electronic segment as a result of its sale in March 2002.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 RESULTS OF OPERATIONS

Overview

 The Company is a holding company which holds a 25% ownership interest in MBC which in turn holds 50% voting control over CCTV, a Russian company that delivers cable television, high speed data transmission and Internet services to its customers.  CCTV is a start up business that is currently expanding its network and attempting to increase its customer base.

In May 2003, the Company terminated agreements with ACL and entered into new agreements with COMCOR, that, subject to stockholder approval, among other conditions, will result in CCTV becoming a wholly-owned subsidiary of the Company.  These agreements call for the issuance of between  6,470,879 shares and 6,948,873 shares of the Company's common stock in exchange for the equity interest of CCTV to be held by COMCOR, and for the 75% of MBC not presently owned by the Company.

The Company also has a trading portfolio of equity investments of domestic and foreign-based companies.

From 1991 until March 22, 2002, the Company owned and operated JM Ney as its primary operating subsidiary.  The operating assets of JM Ney were sold during the first quarter of FY03 and the net current assets of JM Ney which were not sold have been substantially liquidated.  The Company retained ownership of JM Ney's facility which it leases to the buyer of JM Ney's operating assets under terms of an eight year lease which was negotiated in connection with the sale of JM Ney's net assets.

Due to the proposed acquisition of CCTV, and the sale of JM Ney, the following discussion and analysis of the results of operations and the financial condition of the Company will not be indicative of the Company's expectations of its future results of operations.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, investments, income taxes, financing operations, retirement benefits, contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition>

Investment income and other income is recognized when earned and is based on changes in the fair value of marketable securities and realized gains and losses.  Rental income from the lease of JM Ney's real estate is recognized on a straight line basis over the term of the lease.

Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company to collect amounts due from others, including balances due from JM Ney's former customers.

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

Investment in Moscow Broadband

The Company records its investment in MBC using the equity method which also requires that the carrying value of the investment be evaluated for impairment.

Prepaid Pension Expense

The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, "Employers' Accounting for Pension Plans" which provides for the delayed recognition of actuarial gains and losses that arise from differences between actual results of the plan from the actuarially calculated results based on several factors including employee mortality and turnover, investment return on plan assets and the discount rates used to record the present value of the obligations of the plan.  To the extent that unrecognized gains or losses exceed 10% of the greater of the plans projected benefit obligation or the market value of its assets, such excess is amortized over the estimated remaining service period of active employees.  The Company considers and adjusts the various assumptions, such as the discount rate, future compensation growth rate and the long term rate of return on plan assets, utilized in the calculations as market conditions warrant.

FY03 VS. FY02

During FY03, the Company reported a net loss applicable to common shareholders of $728,000, or $0.35 per share, basic and diluted, as compared to net income applicable to common shareholders of $242,000, or $0.12 per share, basic and diluted, reported for FY02.  The results of FY03 were comprised of a net loss from continuing operations of $2,332,000 or $1.11 per share, basic and diluted; a gain from the sale of JM Ney's discontinued operations of $1,472,000, or $0.70 per share, basic and diluted and income from JM Ney's discontinued operations of $132,000, or $0.06 per share, basic and diluted.  For FY02, the Company's reported totals were comprised of a loss from continuing operation of $1,939,000, or $0.93 per share, basic and diluted; income from discontinued operations of $2,228,000, or $1.07 per share, basic and diluted ; and a cumulative effect type accounting loss of $47,000 or $0.22 per share, basic and diluted, which relates to losses on derivative securities.

General and Administrative Expenses
General and administrative expenses from continuing operations of $2,531,000 during FY03 represented an increase of 29.4% from the $1,956,000 of these expenses incurred during FY02.  Increased legal and consulting costs associated with the Company's proposed acquisition of CCTV contributed to the increase in these expenses and were partially offset by $265,000 of actuarially determined pension income from the Company's defined benefit pension plan, which in prior fiscal years had been accounted for within the operations of JM Ney, and a gain of $142,000 from the settlement of post-retirement health obligations.

Interest Expense
Interest expense from continuing operations during FY03 of $256,000 represented a decrease of 31.6% from the $374,000 of interest expense incurred during FY02.  The decrease was lower average outstanding debt primarily the result of the annual principal payment of the Company's 10.5% subordinated notes.

Investment and Other Income
 Investment income and other income for FY03 and FY02 were comprised as follows (in thousands):

	FY03	FY02

Rental income	$291	$272
Net gain from domestic trading portfolio	536	172
Net loss from Eastern European trading portfolio	-	(34)
Ultrasonic royalty revenue	51	210
Interest and dividends	131	34
Other, net	(95)	(64)

	$914	$590

Rental income during FY03 was earned from the lease of JM Ney's real estate to the purchaser of its net operating assets pursuant to an eight-year lease of this property which was entered into in connection with the JM Ney asset sale.  Rental income during FY02 was earned from the rental of office space in the Company's office building which the Company sold in December 2001.

Gains from the Company's domestic trading portfolio increased by 211.6% in FY03 primarily as a result of both realized and unrealized gains from new investments made during FY03.  Ultrasonic royalty revenue decreased by 75.7% in FY03 due to the buyer of the Company's former Ultrasonics segment however experienced lower levels of sales of products incorporating the technology which the Company  sold in FY98.

Interest and dividend income increased in FY03 primarily from the investment of the proceeds from the sale of JM Ney's operating assets into short-term deposits and money market funds.

Other investment income (losses) primarily comprise the investment results of retirement trust accounts established for two executives for which there is an equal and offsetting affect on general and administrative expense. During FY03, these accounts declined in value as a result of the  investment performance of the trusts.

Equity in Loss of Moscow Broadband Communication Ltd.
During FY03, the Company reported $712,000 as its equity in MBC's losses for the year ended December 31, 2002, as compared to an equity loss of $671,000 for FY02 which represents the Company's 25% equity in MBC's losses for the year ended December 31, 2001.  MBC's results of operations for the years ended December 31, 2002 and 2001 and the Company's equity interest therein are summarized as follows (in thousands).

	2002	2001

Interest income	$ 68	$ 311
Administrative expenses	487	1,144

Net loss before equity in losses of CCTV	(419)	(833)
Equity in losses of CCTV	(2,429)	(1,852)

Net loss	$(2,848)	$(2,685)

Andersen Group's 25% equity interest	$ (712)	$ (671)

MBC's interest income was lower in 2002 than 2001's due to lower cash balances and lower short-term interest rates.  Administrative expenses were lower in 2002 than in 2001 because the Company did not allocate any administrative expenses to MBC in 2002, as most of the Company's activities relating to MBC and CCTV centered around the Company's plan to acquire both CCTV and MBC.  MBC incurred lower legal costs and consulting costs, as the activities generating these costs were curtailed.

MBC's results of operations include its 50% equity in the losses of CCTV.  CCTV's summarized results of operations for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001

Revenues	$ 1,941	$ 1,200
Cost of revenues	$(3,691)	$(3,099)
Loss from operations	$(4,960)	$(5,101)
Net loss	$(4,858)	$(3,704)

MBC's 50% equity interest	$(2,429)	$(1,852)

During 2002, CCTV's television subscribers total increased 74.6% from 24,111 to 42,101, and its Internet customer base increased 141.3% from 2,018 to 4,869.  As a result, CCTV experienced revenue growth of 61.8%.  However, increased depreciation relating to certain of the assets contributed to CCTV by COMCOR during 2002, and charges from COMCOR for the lease of secondary nodes resulted in higher costs of sales and operating expenses which prevented any significant improvement in CCTV's operating results.  In 2001, CCTV benefited from a larger income tax benefit, so its 2002 net loss was larger than the prior year's loss.

Income Taxes
An income tax benefit relating to continuing operations of $535,000 was recorded in FY03 which represents an effective tax rate of 20.7%, as compared to an income tax benefit relating to continuing operations of $955,000 in FY02, which represents an effective tax rate of 36.6%.  The loss of certain state tax credits contributed to the lower effective tax benefit rate in FY03.

Income From Discontinued Operations
During FY03, JM Ney's operations produced an after tax profit of $132,000, as compared to its net income from these operations  of $2,228,000, in FY02.  The results are not comparable because the Company operated JM Ney for less than one month during FY03 prior to its sale.  JM Ney's results of operations for FY03 and FY02 are summarized as follows (in thousands):

FY03		FY02

Sales and revenue	$1,298	$27,894
Cost of sales	(744)	(18,690)
Operating expenses	(333)	(4,884)
Interest expense	(9)	(726)
Income tax expense	(80)	(1,366)

$ 132		$ 2,228

Preferred Dividends
 Preferred dividends totaled $282,000 during FY03, as compared to $286,000 during FY02.  Conversion of preferred stock into common stock during both FY02 led to the decrease.

FY02 VS. FY01

During FY02, the Company reported net income applicable to common shareholders of $242,000, or $0.12 per share, basic and diluted, as compared to the net loss of $1,927,000, or $0.94 per share, basic and diluted, which the Company incurred during FY01.  During FY02, the discontinued operation of JM Ney produced income net of income taxes of $2,228,000, or $1.07 per share, basic and diluted, as compared to JM Ney's FY01 net income losses of $237,000, or $0.12 per share, basic and diluted.  Net loss from continuing operations for FY02 was $1,939,000 or $0.93 per share, basic and diluted, as compared to the FY01 net loss from continuing operations of $2,164,000, or $1.06 per share, basic and diluted.

General and Administrative Expenses
General and administrative expenses from continuing operations of $1,956,000 during FY02 represented an increase of 8.4% from the $1,805,000 of these expenses incurred during FY01.  Lower administrative costs and depreciation as a result of the sale of the Company's real estate in December 2001 were more than offset by higher professional fees incurred in connection with the negotiation and preparation of agreements relating to the Company's planned acquisition of CCTV.

Loss on Sale of Property
In December 2001, the Company sold its real estate property in Bloomfield, CT for a contract price of $1,900,000 before expenses of the transaction.  After considering all expenses relating to this sale, and the carrying value of the assets sold and liabilities assumed the Company recorded a loss of $197,000.

Interest Expense
Interest expense from continuing operations during FY02 of $374,000 represented a decrease of 16.9% from the $450,000 of interest expense incurred during FY01.  The decrease was the result of the annual principal payment of the Company's 10.5% subordinated notes and to the full repayment of all amounts due to an officer under a secured note agreement.

Investment and Other Income
 Investment income and other income for FY02 and FY01 were comprised as follows (in thousands):

	FY02	FY01

Rental income	$272	$445
Net gain from domestic trading portfolio	172	-
Net (loss) gain from Eastern European trading portfolio	(34)	172
Ultrasonic royalty revenue	210	95
Other, net	(30)	(14)

	$590	$698

The decrease in investment income and other income of $86,000 in FY02 was due primarily to decreases in rental income and losses from the Eastern European portfolio.  Rental income decreased $173,000 in FY02, primarily due to the sale of an office building in December 2001.  Accordingly, the results for FY02 include less than ten months of rental income.  Net investment income from the portfolio of common stocks of Eastern European based companies decreased $206,000 in FY02 due to the sale of substantially all of the portfolio during FY01.  Also, the Company wrote down its sole remaining Eastern European investment by $34,000 during FY02.

The losses above were offset by gains in the Company's domestic investment portfolio and increased royalty revenue.  Gains from the Company's domestic portfolio increased $172,000 in FY02 as a result of the positive performance of investments in the equity securities of savings bank institutions made during FY02.  Royalty revenues increased $115,000 in FY02 due to the buyer of the Company's former Ultrasonics segment however experienced increased sales of products incorporating the technology which the Company sold in FY98.

Equity in Loss of Moscow Broadband Communication Ltd.
During FY02, the Company reported $671,000 as its equity in MBC's losses for the year ended December 31, 2001, as compared to an equity loss of $730,000 for FY01 which represents the Company's 25% equity in MBC's loss for the year ended December 31, 2000.  MBC's results of operations for the years ended December 31, 2001 and 2000 and the Company's equity interest therein are summarized as follows (in thousands).

	2001	2000

Interest income	$ 311	$ 499
Administrative expenses	1,144	1,603
Net loss before equity in losses of CCTV	(833)	(1,104)
Equity in losses of CCTV	(1,852)	(1,814)
Net loss	$(2,685)	$(2,918)
Andersen Group's 25% equity interest	$ (671)	$ (730)

During 2001, MBC had less funds to invest than in 2001 and interest rates were lower, which resulted in higher interest income in 2001.  However, 2001 expenses were lower than 2000 primarily due to lower legal costs due to the documentation requirements in 2000 to close the transaction that resulted in MBC obtaining a 50% equity interest in CCTV.

MBC's results of operations include its 50% equity in the losses of CCTV.  CCTV's summarized results of operations for the years ended December 31, 2001 and 2000 are as follows:

	2001	2000

Revenues	$ 1,200	$ 359
Cost of revenues	(3,099)	(1,611)
Loss from operations	5,094	(3,574)
Net loss	(3,704)	(3,599)
MBC's 50% equity interest	$(1,852)	$(1,814)

CCTV results for 2001 comprise 12 months of operations during which time its subscriber base increased from approximately 5,800 to 24,111, while its 2000 results included approximately eight months of operations.  Thus, the average monthly operating loss declined from approximately $446,000 per month in 2000 to $424,000 in 2001.  2001 results benefited from a decrease in Russian income tax rates which allowed CCTV to reduce the deferred income tax liability relating to an intangible asset recorded in 2000.

Income Taxes
An income tax benefit relating to continuing operations of $955,000 was recorded in FY02 which represents an effective tax rate of 36.6%, as compared to an income tax benefit relating to continuing operations of $427,000 in FY01, which represents an effective tax rate of 18.7%.  During FY02, the Company recorded a smaller valuation allowance particularly relating to unrealized security losses.

Income From Discontinued Operations
During FY02, JM Ney's operations produced an after tax profit of $2,181,000, as compared to JM Ney's net income of $237,000, or $0.12 per share, basic and diluted.  During FY02, JM Ney recorded higher gross margins and lower sales volume due to gains from liquidating inventory levels with a lower cost basis.  In addition, expense reduction measures instituted in FY01 were in full effect during FY01.  Interest expense for JM Ney in FY02 was $795,000 or 52% lower than in FY01 due to pay downs of high cost debt from the reduction of inventory and accounts receivables.  JM Ney's results of operations for FY02 and FY01 are summarized as follows (in thousands):

FY02		FY01

Sales and revenue	$27,894	$39,460
Cost of sales	(18,690)	(30,679)
Operating expenses	(4,884)	(6,877)
Interest expense	(726)	(1,521)
Income tax expense	(1,366)	(146)
Cumulative effect-type accounting adjustment	(47)	-
$ 2,181		$ 237

Preferred Dividends
 Preferred dividends totaled $286,000 during FY02, as compared to $304,000 during FY01.  Conversion of preferred stock into common stock during both FY02 and FY01 led to the decrease.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2003, consolidated cash and marketable securities totaled $8,088,000, as compared to $1,607,000 at February 28, 2002. The increase is  attributable to the cash generated from the Company's sale of the operating assets of JM Ney, which provided $9,218,000 of cash.  During FY03, the Company used $796,000 of cash in its operating activities, including a net increase of $1,354,000 in its short-term trading portfolio, and it used $3,286,000 of cash in financing activities, primarily from the repayment of short-term borrowings and term debt, and the payment of preferred dividends.

This increase in cash and short-term investments is expected to be invested in to CCTV's operations to support its network build-out and operations, as well as to meet the Company's own operating and debt service requirements. In May 2003, the Company entered into agreements under  which it will acquire 100% of the equity interests of CCTV.  Pursuant to these agreements, the Company committed to investing $3.5 million into CCTV within 20 days of the signing of the Agreements.  Subject to shareholder approval, the acquisition is proposed to be effected through the issuance of the Company's common stock in exchange for the investment in CCTV held by COMCOR, including additional equity in CCTV to be acquired by COMCOR in exchange for both the extinguishment of liabilities from CCTV to COMCOR as of December 31, 2002 and for the estimated value of services to be provided by COMCOR to CCTV during 2003 and through the acquisition of the 75% of MBC not presently owned by the Company.

The agreements governing the Company's proposed purchase of COMCOR's shares of CCTV also require the Company to invest an additional $1,000,000 within 20 days of the closing of such transaction and $1,500,000 no later than August 31, 2004.  The agreements also provide for an additional $5,829,000 of capital contributions to CCTV from the Company within 120 days after the closing of the proposed acquisition. If such contributions are not made, then the Company will be obligated to issue up to 477,994 additional shares of its common stock to COMCOR. The Company does not expect to have sufficient resources to meet the full amount of the funding needed to be made to avoid this dilution, although it expects to contribute loans and advances from MBC to CCTV and additional shares of IAS presently owned by MBC, once it acquires MBC as part of the proposed transaction which would reduce the number of shares to common stock that the Company would be obligated to issue to COMCOR, in the absence of  any other contribution made by the Company to CCTV from 477,994 to an estimated 374,941.  Accordingly, the Company expects to either raise capital through the issuance of its common stock to meet some or all of the funding requirement, or to issue some amount of shares of its common stock to COMCOR as a result of a potential funding shortfall.

Except for rental income from the lease of JM Ney's manufacturing facility, the Company has limited sources of incoming cash to meet its operating expense and debt service requirements. Accordingly, there can be no assurance that the existing resources, including the planned proceeds from a $2,000,000 mortgage loan on the JM Ney property which is expected to close in June 2003, will be sufficient to meet these requirements, or the funding requirements of the CCTV acquisition agreements or other cash needs that CCTV may have in the future.

A condition of the sale of JM Ney's operating assets required that $600,000 of the proceeds be held in escrow until September 2003 to settle any potential claim relating to the Company's representations and warranties to the buyer of the assets, and to address payment for certain components of the inventory specifically identified by the parties.  Although the Company expects to realize a significant portion of the escrowed funds, there can be no assurances as to the amount, if any, of funds it will receive at the termination of the escrow period.

CCTV currently is dependent upon outside sources of cash. The Company expects that the cash it will provide to CCTV as required in the May 2003 agreements, and may in the future provide CCTV, together with the settlement of certain of CCTV's present and future obligations to COMCOR through their conversion into CCTV equity and, at the closing of the proposed acquisition into shares of   Company common stock, and expected increases in revenue from CCTV's operations will be sufficient to meet CCTV's operating requirements for the foreseeable future, although there can be no assurances that these expectations will be met.

As of February 28, 2003, the Company does not expect to have to make any contributions to fund the obligations of its defined benefit pension plan.  At February 28, 2003, the recorded value of the prepaid expense relating to this plan was $4,591,000, or $184,000 lower than the prior year's amount.  Under the actuarial calculations, the plan is overfunded by $1,357,000, a decrease of $969,000 from the prior year.  In accordance with SFAS 87, the Company has not recognized net actuarial losses and post service costs totaling $3,234,000.  Such losses have arisen from changes in the actuarially assumed discount rate to value the plan's obligations, and from investment performance in the most recent year which did not meet the actuarially assumed levels.  During the fiscal year ending February 29, 2004, the Company expects to amortize approximately $106,000 of these unrecognized losses into its results of operations as part of overall pension accounting, although there cannot be any assurances that further actuarial losses will not occur during that period.

The following table presents the Company's contractual obligations as of February 28, 2003.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$2,081	$407	$1,293	$381	-
Operating leases	123	123	-	-	-
Total contractual cash obligations	$2,204	$530	$1,293	$381

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). This standard requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and effective for our fiscal year 2003. The Company does not expect the impact, if any, arising from adoption of this standard to be material to its financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, "Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145 concludes that debt extinguishment used as part of a company's risk management strategy should not be classified as an extraordinary item. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company believes that adoption of this standard will not have a significant impact, if any, to its financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adapted the provisions of this new standard in FY03.  The adoption of SFAS 148 did not have a material effect on our financial position or results of operations. The adoption of SFAS 148 did result in a modification of disclosure in our financial statements.

In November 2002, the FASB issued FASB Interpretation, "Guarantor's Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") . FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also expands the disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for the Company in 2003. The Company believes that FIN 45 will not have a significant impact, if any, to its financial position or results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a contingent liability with respect to a $386,000 letter of credit used by its bank to secure performance bonds issued in connection with an unresolved state income tax matter. The Company believes that its accruals are sufficient to meet any obligations that may arise from this matter.

The Company is also party to certain operating leases which will require $123,000 of payments to be made during FY04.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in equity security prices, interest rates and from factors that impact equity and operational investments in Russia.

Foreign Investment Risk

The Company's investment in MBC and its subsequent direct investment into CCTV are subject to currency fluctuations, illiquid markets and political risks associated with Russia. The Company has not entered into any derivative instruments to hedge the risks associated with these investments. These investments also bear the risk of CCTV's ability to increase its revenues through the addition of subscribers for its cable television, high speed data transmission and Internet services. The subscriber growth is largely dependent upon CCTV's ability to build-out its access network from the MFON which it leases from COMCOR, which is largely dependent upon it receiving a sufficient amount of capital to pay for the equipment and construction costs.

Equity Risk
At February 28, 2003, the Company held common stocks totaling $1,809,000, most of which are the stocks of financial institutions. The Company bears the risk of the fluctuations of the market prices of these companies.

Interest Rate Risk
At February 28, 2003, the Company had no variable rate financing arrangements, and accordingly, its exposure to interest rate risk was limited to the interest rates it receives on its invested cash, a substantial portion of which has since been invested into CCTV.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 The consolidated Financial Statements are filed as part of this Report.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.

PART III

ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 7 in Item I of this report under the caption "Executive Officers of the Company".

The other information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934 for the Annual Meeting of Shareholders scheduled to be held June 20, 2003.

ITEM 11.              EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934 for the Annual Meeting of Shareholders scheduled to be held June 20, 2003 under the caption "Executive Compensation".

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Equity Compensation Plan Information
The Company adopted a stock incentive plan to provide incentives to attract and retain officers, directors and key employees.  Our incentive stock option plan expired during FY01, and accordingly, as of February 28, 2003, we are not able to issue new grants pursuant to a plan approved by our shareholders.  At February 28, 2003, the outstanding options and warrants relate to options issued pursuant to the expired plan, options granted to a director during FY01 that were issued without a plan and warrants issued in connection with a loan from an officer/director.  The following table sets forth a description of our equity compensation plan as of February 28, 2003:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	48,500	$ 5.25	0

Equity compensation plans not approved by security holders	25,393	$13.00	0

Total	73,893	$ 7.91	0

Equity compensation issued pursuant to plans not approved by security holders includes 20,000 non-qualified stock options issued during the fiscal year ended February 29, 2001 and warrants issued in connection with a loan received from an officer.  The loan was repaid in full with interest, and the warrants subsequently expired without being exercised.

Additional information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934 for the Annual Meeting of Shareholders scheduled to be held on June 20, 2003 under the captions "Election of Directors", and "Equity Security Ownership".

 ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934 for the Annual Meeting of Shareholders scheduled to be held on June 20, 2003 under the caption "Certain Relationships and Related Transactions".

ITEM 14.               CONTROLS AND PROCEDURES.

Disclosure Controls and Internal Controls

The Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) ("Disclosure Controls") are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure Controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Internal controls and procedures for financial reporting ("Internal Controls") are procedures that are designed with the objective of providing reasonable assurance that:

  the Company's transactions are properly authorized;
  assets are safeguarded against unauthorized or improper use; and
  transactions are properly recorded and reported,

in each case all to permit the preparation of the Company's financial statements in conformity with U.S. generally accepted accounting principles.

Limitations on the Effectiveness of Controls

The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls or Internal Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures related to the control may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Annual Evaluation of the Company's Disclosure Controls and Internal Controls

Within the 90-day period prior to the filing of this annual report, an evaluation was carried out under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's Disclosure Controls.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded, subject to the limitations noted above, that:

  the design and operation of the Company's Disclosure Controls were effective to ensure that material information related to the Company's company which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded processed, summarized and reported within the time periods specified in SEC rules and forms; and
  the Company's Internal Controls are effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with U.S. generally accepted accounting principles.

No significant changes were made to the Company's Internal Controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM. 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)       Consolidated Financial Statements applicable to the Registrant are contained in Item 8 as well as the financial statements of its unconsolidated subsidiary MBC and those of MBC's unconsolidated subsidiary, CCTV.

(a)(2)     Consolidated Financial Statement Schedules

Schedules

II Valuation and Qualifying Accounts

Note:  Schedules other than those listed above, are omitted as not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

 (a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1

Certificate of Incorporation of the Registrant incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended February 28, 2002 (Commission File No. 0-1460).

3.2

By-laws of the Registrant for the State of Delaware incorporated herein by reference to Exhibit 3 (II) to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1999 (Commission File No. 0-1460).

4.1	Indenture, dated as of February 26, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee, in respect of $4,311,000, aggregate principal amount, 10 1/2%.

10.1

Convertible Subordinated Debentures Due 2007 incorporated herein by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1998 (Commission File No. 0-1460).

10.2

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

10.4

Deferred Compensation Agreement, entered into as of September 30, 1992, by and between the Registrant and Francis E. Baker, incorporated herein by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995 (Commission File No. 0-1460).

10.5

Amendment to Revolving Credit and Deferred Payment Sales Agreement by and among The J. M. Ney Company, BankBoston and Rhode Island Hospital Trust National Bank dated December 29, 1997 Delaware incorporated herein by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1998 (Commission File No. 0-1460).

10.6

Asset Purchase Agreement by and among Deringer Acquisition Corp., Deringer Mfg. Company, The J.M. Ney Company and Andersen Group, Inc. dated as of November 8, 2001, incorporated by reference to the Registrant's definitive proxy on Form 14A filed on February 25, 2002.

10.7

Lease Agreement between The J.M. Ney Company as Landlord and Deringer Mfg. Company as Tenant dated March 26, 2002, incorporated by reference to the Registrant's filing on Form 8-K filed on April 5, 2002.

10.8	Termination Agreement between Andersen Group, Inc. and Asinio Commercial Limited dated May 23, 2003 incorporated by reference to the Registrant's filing on Form 8-K filed on May 28, 2003.

10.9	Stock Subscription Agreement between Andersen Group, Inc. and Moskovskaya Telecommunikatsionnaya Corporatsiya, incorporated by reference to the Registrant's filing on Form 8-K filed on May 28, 2003.

21.	Subsidiaries of the Registrant, incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended February 28, 2002 (Commission File No. 0-1460).

23.1	Consent of Independent Accountants.*

99.1	Factors Affecting Future Financial Results.*

99.5	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)	Reports on Form 8-K.
During the three months ended February 28, 2003, the Company did not file any reports on Form 8-K.

*Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1924, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 28, 2003.

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

NAME	TITLE	DATE

/s/ Francis E. Baker	Chairman, Secretary and Director	May 28, 2003
Francis E. Baker

/s/ Oliver R. Grace, Jr.	President, Chief Executive Officer and Director	May 28, 2003
Oliver R. Grace, Jr.

/s/ Peter N. Bennett	Director	May 28, 2003
Peter N. Bennett

/s/ John S. Grace	Director	May 28, 2003
John S. Grace

/s/ Louis A. Lubrano	Director	May 28, 2003
Louis A. Lubrano

/s/ Thomas McPartland	Director	May 28, 2003
Thomas McPartland

/s/ James J. Pinto	Director	May 28, 2003
James J. Pinto

CERTIFICATIONS
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Oliver R. Grace, Jr., President and Chief Executive Officer of Andersen Group, Inc., certify that:

  I have reviewed this annual report on Form 10-K of Andersen Group, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a)       designed such disclosure controls and procedures to ensure that material information relating to the         registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003
/s/ Oliver R. Grace, Jr.
Oliver R. Grace, Jr.
President and Chief Executive Officer

I, Andrew M. O'Shea, Chief Financial Officer of Andersen Group, Inc., certify that:

  I have reviewed this annual report on Form 10-K of Andersen Group, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a            significant role in the registrant's internal controls; and

6.     The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003
/s/ Andrew M. O'Shea
Andrew M. O'Shea
Chief Financial Officer

Note:  Schedules other than those listed above, are omitted as not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

ANDERSEN GROUP, INC.
Consolidated Balance Sheets
February 28, 2003 and February 28, 2002
(in thousands, except per share data)

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$ 6,279	$ 1,152
Marketable securities	1,809	455
Accounts and other receivables, less allowance for doubtful accounts of $25 in 2003 and $96 in 2002	48	3,820
Inventories	-	23
Prepaid expenses and other current assets	242	648
Net assets held for sale	-	6,974

Total current assets	8,378	13,072
Property, plant and equipment, net	3,403	3,632
Prepaid pension expense	4,591	4,775
Investment in Moscow Broadband Communication Ltd.	1,971	2,683
Other assets	702	913

	$19,045	$25,075

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$ 407	$ 435
Short-term borrowings	-	2,366
Accounts payable	288	1,041
Accrued liabilities	907	1,712
Deferred income taxes	132	156

Total current liabilities	1,734	5,710
Long-term debt, less current maturities	1,674	2,158
Other long-term obligations	867	1,842
Deferred income taxes	1,668	1,614

Total liabilities	5,943	11,324

Commitments and contingencies (See notes 18 and 22)
Stockholders' equity:
Cumulative convertible preferred stock, no par value; authorized 800,000 shares; 188,006 shares issued and outstanding in 2003 and 2002; liquidation preference $18.75 per share	3,497	3,497
Common stock, $.01 par value; authorized 6,000,000 shares; issued and outstanding 2,099,908 and 2,094,158 shares in 2003 and 2002, respectively	21	21
Additional paid-in capital	6,653	6,574
Retained earnings	2,931	3,659

Total stockholders' equity	13,102	13,751

	$19,045	$25,075

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.
Consolidated Statements of Operations
Years ended February 28, 2003, February 28, 2002 and February 28, 2001
(in thousands, except per share data)

	2003	2002	2001

Revenues	$ -	$ -	$ -

Costs and expenses:
General and administrative	2,531	1,956	1,805
Loss on sale of real estate	-	197	-
Interest expense	256	374	450

	2,787	2,527	2,255
Investment income and other income	914	590	698

Loss from continuing operations before equity in losses of unconsolidated subsidiary, income taxes and cumulative effect-type accounting adjustment	(1,873)	(1,937)	(1,557)
Equity in losses of Moscow Broadband Communication Ltd.	(712)	(671)	(730)

Loss from continuing operations before income taxes and cumulative effect-type accounting adjustment	(2,585)	(2,608)	(2,287)
Income tax benefit	(535)	(955)	(427)

Net loss from continuing operations before cumulative effect-type accounting adjustment	(2,050)	(1,653)	(1,860)
Cumulative effect-type accounting adjustment - loss on derivative securities, net of income tax	-	(47)	-

Net loss from continuing operations	(2,050)	(1,700)	(1,860)
Net income from discontinued operations, net of income taxes of $80; $1,366 and $146, respectively	132	2,228	237
Gain on sale of discontinued segment, net of income taxes of $686	1,472	-	-

Net loss	(446)	528	(1,623)
Preferred dividends	(282)	(286)	(304)

(Loss) income applicable to common shareholders	$(728)	$ 242	$ (1,927)

Income (loss) per common share:
BASIC AND DILUTED:
Net income (loss) from continuing operations before cumulative effect-type accounting adjustments	$(1.11)	$ (0.93)	$ (1.06)
Cumulative effect-type accounting adjustment	-	(0.02)	-
Income from discontinued operations	.06	1.07	0.12
Gain on sale of discontinued segment	.70	-	-

	$(0.35)	$ 0.12	$ (0.94)

 The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity
 Years ended February 28, 2003, February 28, 2002 and February 28, 2001
(in thousands, except per share data)

	2003		2002		2001
	Outstanding		Outstanding		Outstanding
	Shares	Amount	Shares	Amount	Shares	Amount

Preferred Stock
Beginning balance	188,006	$ 3,497	201,201	$ 3,742	216,864	$ 4,033
Shares tendered for conversion to common stock	-	-	(13,195)	(245)	(15,663)	(291)

	188,006	$ 3,497	188,006	$ 3,497	201,201	$ 3,742

Common Stock
Beginning balance	2,094,158	$ 21	2,065,811	$ 21	2,035,364	$ 20
Conversion of preferred stock	-	-	25,650	-	30,447	1
Conversion of 10 1/2% notes	-	-	247	-	-	-
Exercise of stock options	5,750	-	2,450	-	-	-

	2,099,908	$ 21	2,094,158	$ 21	2,065,811	$ 21

Additional Paid-In Capital
Beginning balance		$ 6,574		$ 6,315		$ 6,141
Conversion of preferred stock		-		245		290
Conversion of 10 1/2% notes		-		4		-
Exercise of stock options		34		10		-
Gain on purchase of subsidiary options		45		-		-
Net loss on sales of treasury shares and subsidiary transactions		-		-		(134)

		$ 6,653		$ 6,574		$ 6,315

Retained Earnings
Beginning balance		$ 3,659		$ 3,417		$ 5,344
Net (loss) income		(446)		528		(1,623)
Preferred stock dividends		(282)		(286)		(304)

		$ 2,931		$ 3,659		$ 3,417

Accumulated Other Comprehensive Income (Loss)
Beginning balance		$ -		$ (47)		$ -
Change in unrealized losses on precious metals hedging, net of income benefit of $27		-		47		(47)

		$ -		$ -		$ (47)

Treasury Stock
Beginning balance	-	$ -	-	$ -	28,002	$ (276)
Shares sold	-	-	-	-	(28,002)	276

	-	$ -	-	$ -	-	$ -

Total stockholders' equity		$13,102		$13,751		$13,448

Other Comprehensive Loss:
(Loss) income applicable to common shareholders		$ (728)		$ 242		$(1,927)
Other comprehensive gain (loss)		-		47		(47)

Total comprehensive (loss) income		$ (728)		$ 289		$(1,974)

 The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.
Consolidated Statements of Cash Flows
Years ended February 28, 2003, February 28, 2002 and February 28, 2001
(in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net Income (loss)	$(446)	$ 528	$ (1,623)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in losses of Moscow Broadband Communication Ltd.	712	671	730
Depreciation, amortization and interest accretion	293	1,581	1,589
Gain on sale of J.M. Ney's operating assets	(1,472)	-	-
Gain on settlement of healthcare liability	(142)	-	-
Deferred income taxes	2	(22)	(346)
Gains from securities and investments	(535)	(100)	(172)
Purchases of securities	(960)	(278)	-
Proceeds from sales of marketable securities	141	19	1,002
Pension (income) expense	(265)	34	108
Loss on disposal of property, plant and equipment	-	197	31

Changes in operating assets and liabilities net of changes from the sale of J.M. Ney's net assets:
Accounts and other receivables	3,772	1,655	(818)
Inventories	(419)	2,447	1,405
Prepaid expenses and other assets	723	50	(67)
Accounts payable	(753)	208	(182)
Accrued liabilities and other long-term obligations	(1,447)	117	106

Net cash (used in) provided by operating activities	(796)	7,107	1,763

Cash flows from investing activities:
Purchase of property, plant and equipment	(9)	(216)	(358)
Proceeds from the sale of net operating assets of JM Ney, net of expenses	9,218	-	-
Proceeds from sale of real estate, net	-	1,692	-

Net cash provided by (used in) investing activities	9,209	1,476	(358)

Cash flows from financing activities:
Principal payments on long-term debt	(512)	(8,034)	(523)
(Repayments of) proceeds from issuance of collateralized note to officer	-	(1,200)	200
(Payment of) proceeds from short-term borrowings, net	(2,366)	866	(1,554)
Purchase of subsidiary warrants	(160)	-	-
Stock options exercised	34	10	50
Treasury shares sold, net	-	-	92
Preferred dividends paid	(282)	(290)	(307)

Net cash used in financing activities	(3,286)	(8,648)	(2,042)

Net increase (decrease) in cash and cash equivalents	5,127	(65)	(637)
Cash and cash equivalents, beginning of year	1,152	1,217	1,854

Cash and cash equivalents, end of year	$6,279	$ 1,152	$ 1,217

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.
Notes to Consolidated Financial Statements
Years ended February 28, 2003 and February 28, 2002

(1)           Nature of Business

Andersen Group, Inc. ("the Company") is a diversified holding company which has an indirect investment in ZAO CCTV ("CCTV"), a Moscow-Russia based provider of cable television, high speed data transmission and Internet access services.  The Company expects to acquire 100% of CCTV pursuant to agreements it entered into in May 2003, which replaced earlier agreements it had signed in April 2002, and subsequently amended in August 2002 and  September 2002.  See Notes 6 and 23 for descriptions of the transaction and the most recent terms.  The Company also invests in both marketable and other securities of domestic and foreign-based companies.  In March 2002, the Company sold the operating assets of its principal operating subsidiary, The J.M. Ney Company ("JM Ney") which was a manufacturer of electronic connectors, components and precious metal materials for sale to the automotive, telecommunications, defense, semiconductor, and medical and dental markets.

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

Inventories
Inventories were stated at the lower of cost or market.  Cost was determined using the last-in, first-out ("LIFO") method for precious metals, and at standard costs which approximate the first-in, first-out ("FIFO") method for the balance of the inventories.

Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the respective assets, as follows:

Buildings and improvements	10-30 years
Furniture and fixtures	3-10 years

When fixed assets are sold or retired the cost and accumulated depreciation are eliminated and the resulting gains or losses are reflected in income.

Investment in Moscow Broadband Communication Limited
The Company has a 25% ownership interest in ABC Moscow Broadband Communication Limited ("MBC"), a Cyprus based limited liability company which in turn has a 50% equity interest in CCTV. This investment bears currency, economic and political risks relating to Russia in addition to other business risks associated with a venture capital investment.  This investment is recorded using the equity method of accounting.  MBC has a December 31 year end, and as a result, the Company's equity in MBC's results is reported on a two-month lag.

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

Revenue
Investment income and other income is recognized when earned and is based on changes in the fair value of marketable securities and realized gains and losses.  Rental income from the lease of JM Ney's real estate is recognized on a straight line basis over the terms of the lease.

Income Taxes
Income taxes are determined using the asset and liability approach.  This method gives consideration to the future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates.

Earnings Per Share
In accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed based upon the weighted average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities.  See Note 12 for additional information and a reconciliation of the basic and diluted earnings per share computations.

Recently Issued Accounting Standards
In July 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). This standard requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and effective for our fiscal year 2003. The Company does not expect the impact, if any, arising from adoption of this standard to be material to its financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145 concludes that debt extinguishment used as part of a company's risk management strategy should not be classified as an extraordinary item. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company believes that adoption of this standard will not have a significant impact, if any, to its financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted the provisions of this new standard in FY03.

In November 2002, the FASB issued FASB Interpretation, "Guarantor's Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") . FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also expands the disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for the Company in 2003. The Company believes that FIN 45 will not have a significant impact, if any, to its financial position or results of operations.

Reclassification
Certain reclassifications have been made to the prior years' financial statements to reflect the assets of JM Ney as held for sale and the results of its operations as discontinued in order to conform with the current year presentation.

(3)           Discontinued Operations - Sale of Assets of JM Ney

Effective March 22, 2002, the Company sold the operating assets of JM Ney to Deringer Mfg. Company ("Deringer") for which it received approximately $10,990,000, of which $600,000 was placed in an escrow account to satisfy potential claims relating to inventory and representations made by the Company to Deringer.  The Company has recorded a gain of $1,472,000 from this sale, after income taxes of $686,000. The following summarizes the elements of the transaction (in thousands):

Proceeds	$10,990
Book value of net assets sold	(7,368)
Expenses of transaction	(1,540)
Curtailment gain - pension plan	76
Income taxes	(686)

Net gain on sale	$ 1,472

 Transaction expenses related to the sale of JM Ney are as follows (in thousands):

Settlement of JM Ney stock options	$ 275
Severance and bonuses	750
Legal and accounting	365
Other	150

Total transaction expenses	$1,540

For the years ended February 28, 2003 ("FY03"), February 28, 2002 ("FY02") and February 28, 2001 ("FY01"), JM Ney's summarized results of operations were as follows (in thousands):

	FY03	FY02	FY01

Net sales and other revenues	$1,298	$ 27,894	$39,460
Cost of sales	(744)	(18,690)	(30,679)
Operating expenses	(333)	(4,884)	(6,877)

Operating income	221	4,320	1,904
Interest expense	(9)	(726)	(1,521)

Net income before income taxes	212	3,594	383
Income tax expense	(80)	(1,366)	(146)

Net income	132	2,228	237

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

(4)           Inventories

Inventories consist of the following (in thousands):

February 28, 2002

Raw materials	$ 485
Work in process	1,547
Finished goods	4,134
Metals held on consignment	(932)

5,234
LIFO reserve	(1,067)

Subtotal	4,167
Less: Amount held for sale	(4,144)

$ 23

 The Company's precious metal inventory records are maintained on a first-in, first-out (FIFO) basis, which values the inventory equivalent to market or replacement cost.  The Company records a LIFO reserve, which represents the excess of replacement cost over the historical LIFO value of the precious metal content of inventories.

At February 28, 2002, inventories valued at LIFO cost comprised 44% of total inventories.  At February 28, 2002, the precious metal components of inventories before the LIFO reserve consisted of 2,708 troy ounces of gold recorded at $298 per ounce; 3,975 troy ounces of silver recorded at $4.50 per ounce; 1,380 troy ounces of platinum recorded at $475 per ounce, and 3,759 troy ounces of palladium recorded at $380 per troy ounce.  Such quantities of precious metals exclude precious metals held by JM Ney on consignment subject to leasing arrangements with JM Ney's primary bank or for the benefit of its customers.

(5)           Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	February 28, 2003	February 28, 2002

Land and improvements	$ 401	$ 401
Buildings and improvements	5,993	5,993
Machinery and equipment	47	12,393
Furniture and fixtures	6	749

	6,447	19,536
Less accumulated depreciation and amortization	(3,044)	(13,172)

Subtotal	3,403	6,364
Less: Amount held for sale	-	(2,732)

	$ 3,403	$ 3,632

 During FY02, Andersen Realty, Inc., a wholly-owned subsidiary of the Company, sold a 108,000 square foot office building located in Bloomfield, Connecticut to a private buyer for proceeds of $1,692,000, net of transaction costs of $209,000.  The buyer also assumed a sewer lien on the property of approximately $56,000.  The Company recorded a loss on the sale of $197,000.  The Company recorded rental income related to the building of $272,000 and $445,000 for FY02 and FY01.

(6)           Investment in Moscow Broadband Communication Limited

At each of February 28, 2003 and February 28, 2002, the Company had a 25% ownership interest in MBC which was accounted for using the equity method of accounting.  In April 2002 the Company entered into agreements pursuant to which the Company will acquire 100% of CCTV in exchange for the issuance of Company common stock for COMCOR's equity interest in CCTV and for the 75% of MBC that the Company does not presently own.  In April 2003 these agreements were terminated and new agreements were entered into, the execution of which will also result in the Company acquiring 100% of CCTV.  See note 22 for further details of the amended terms.

During FY01, MBC entered into an agreement with Moscow Telecommunications Corporation ("COMCOR") under which COMCOR and MBC would fund the operations of CCTV and maintain joint and equal control over CCTV. CCTV is developing a network to deliver cable television, high speed data transmission and Internet access, and IP telephony to up to 1,500,000 homes and businesses throughout the Moscow region. On April 24, 2000, pursuant to the Joint Venture Agreement, MBC contributed $8,500,000 in cash, 10,722 shares of the Institute for Automated Systems ("IAS"), a Moscow-based telecommunications company, and agreed to contribute an additional $500,000 in cash during the year ending December 31, 2000. In return, MBC received a 50% ownership in CCTV. MBC accounts for its investment in CCTV using the equity method of accounting.

The following presents summarized financial information for MBC as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	December 31,
	2002	2001

Balance Sheet Data:
Current assets	$ 557	$ 4,353
Noncurrent assets	8,903	8,040

Total assets	$9,460	$12,393

Accounts payable and accrued liabilities	$ 52	$ 137
Shareholders' equity	9,408	12,256

	$9,460	$12,393

	Years Ended December 31,
	2002	2001	2000

Statement of Operations Data:
Net loss before equity in losses of CCTV	$ (419)	$ (833)	$(1,104)
Equity in losses of CCTV	(2,429)	(1,852)	(1,814)

Net loss	$(2,848)	$(2,685)	$(2,918)

The following presents summarized financial information for CCTV as of, and for the years ended December 31, 2002 and 2001 (in thousands):

December 31,
2002	2001

Balance Sheet Data:
Current assets	$6,014	$ 2,930
Noncurrent assets	28,496	14,850

Total assets	$34,510	$17,780

Current liabilities	$3,124	$ 3,631
Non-current liabilities and minority interest	1,844	2,124
Stockholders' equity	29,542	12,025

$34,510	$17,780

Years Ended December 31,

2002	2001	2000
Statement of Operations Data:
Revenues	$ 1,941	$ 1,200	$ 359
Cost of revenues, including amortization of intangibles	$(3,691)	$(3,099)	$(1,611)
Loss from operations	$(4,960)	$(5,094)	$(3,574)
Net loss	$(4,858)	$(3,704)	$(3,599)

MBC has a December 31 year end and, as a result, the Company's equity in MBC 's results is reported on a two-month lag. For the two-month periods ended February 28, 2003 and 2002, MBC's net loss was $464,000 (unaudited) and $386,000 (unaudited), respectively.

At February 28, 2003, the reported value of the Company's investment in MBC was $1,971,000 and the Company's 25% equity in the net assets of MBC as of December 31, 2002 was approximately $2,352,000. The $381,000 difference is attributed to a non-depreciable asset that was transferred to CCTV and will not result in the Company accreting the difference into its consolidated results of operations.

(7)           Short-term Borrowings

JM Ney had an $8.0 million revolving credit and deferred payment sales agreement with a commercial bank which was collateralized by substantially all of JM Ney's assets.  Borrowings under this agreement were repaid with the proceeds of the sale of JM Ney's operating assets and the agreement was terminated.

(8)           Accrued Liabilities and Other Long-Term Obligations

Accrued liabilities and other long term obligations consist of the following (in thousands):

	February 28, 2003	February 28, 2002

Accrued liabilities:
Employee compensation	$ 36	$ 531
Accrued preferred dividends	71	71
Income taxes	466	650
Accrued interest	82	102
Other	252	552

Subtotal	907	1,906
Less: amount held for sale	-	(194)

	$907	$1,712

Other long-term obligations liabilities:
Post retirement health benefit obligations	-	$ 674
Deferred compensation	$530	633
Other	337	535

	$867	$1,842

 (9)           Long-term Debt and Subordinated Notes Payable

Long-term debt and subordinated notes payable consist of the following (in thousands):

	February 28, 2003	February 28, 2002

Convertible subordinated debentures, due October 2007; interest at 10.5% payable semi-annually; annual principal payments through maturity, unsecured	$2,081	$2,584
Other	-	9

	2,081	2,593
Less current maturities	(407)	(435)

	$1,674	$2,158

 The terms of the 2007 convertible subordinated debentures call for the annual redemption of approximately $431,000 of principal.  The debentures are convertible into common stock of the Company at any time prior to maturity at $16.17 per share, subject to adjustment under certain conditions.  At February 28, 2003, 128,695 shares of common stock were reserved for conversion.

Maturities of long-term debt for each of the next five fiscal years as of February 28, 2003 are as follows (in thousands): FY04- $407; FY05 - $431; FY06 - $431; FY07 - $431 and FY08 - $381.

(10)         Income Taxes

For FY03, FY02 and FY01, income tax expense (benefit) consists of the following (in thousands):

	2003	2002	2001

Current Federal	$ 25	$ 373	$ 5
Current State	177	60	60
Deferred Federal	(28)	55	(237)
Deferred State	57	(77)	(109)

	231	411	(281)
Less amount relating to discontinued operations	766	1,366	(146)

Income tax benefit from continuing operations	$(535)	$(955)	$(427)

The difference between the actual income tax expense (benefit) and the income tax expense (benefit) computed by applying the statutory Federal income tax rate of 34% to income (loss) before income taxes is attributable to the following (in thousands):

	2003	2002	2001

Income tax expense (benefit), at statutory rates	$(74)	$334	$(647)
State income taxes, net of Federal impact	185	(17)	(32)
Tax credits	(70)	-	-
Valuation allowance	160	96	402
Other	30	(2)	(4)

Income tax expense (benefit)	$231	$411	$(281)

The principal components of the net deferred tax assets (liability) as of February 28, 2002 and 2001 are as follows (in thousands):

February 28, 2003		February 28, 2002

Deferred tax liabilities:
Fixed asset basis differences	$ (288)	$ (337)
Inventory	-	(351)
Pension	(1,627)	(1,658)
Unrealized gains on marketable securities, net	(231)	(62)

Total deferred tax liabilities	(2,146)	(2,408)

Deferred tax assets:
Post-retirement benefits other than pensions	-	249
Equity in losses of Moscow Broadband	1,202	909
Allowance for uncollectible receivables	10	35
Accrued vacation	8	6
Federal and State credit carry-forwards	196	184
Capital loss carry forwards	-	193
Valuation allowance	(1,181)	(1,021)
Other	111	83

Total deferred tax assets	346	638

Net deferred tax liabilities	$(1,800)	$(1,770)

At February 28, 2003, the Company had $196,000 of Federal alternative minimum tax credit carry-forwards that have no expiration date.   A valuation allowance of $1,181,000 has been established at February 28, 2003 against the equity in losses of Moscow Broadband to the extent it is more likely than not that these items will not be realized.

 (11)         Series A Cumulative Convertible Preferred Stock

The Company's Series A Cumulative Convertible Preferred Stock (Preferred Stock) has an annual dividend rate of $1.50 per share, that is paid quarterly.  The Preferred Stock is convertible into the Company's common stock at any time at a rate of 1.946 shares of common stock for each share of Preferred Stock, subject to certain adjustments. At February 28, 2003, 365,859 shares of common stock have been reserved for conversion.

During FY02 and FY01, 13,195, and 15,663 shares of the Preferred Stock were converted into 25,650 and 30,447 shares, respectively, of the Company's common stock.

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

(12)         Income (Loss) Per Share

The computation of basic and diluted income (loss) per share is as follows (in thousands, except per share amounts):

	2003	2002	2001

Numerator for basic and diluted earnings per share:
(Loss) income applicable to common shareholders	$(728)	$ 242	$(1,927)

Denominator for basic earnings per share: Weighted average shares	2,099	2,082	2,048
Effect of dilutive securities	-	-	-

Denominator for diluted earnings per share	2,099	2,082	2,048

Basic and diluted (loss) income per share	$(0.35)	$ 0.12	$ (0.94)

For FY03, FY02 and FY01, the net addition of 6,532; 22,050 and 28,078 common share equivalents, respectively, from the assumed exercise of stock options using the treasury method have been excluded, because of their antidilutive effects.

For each of FY03, FY02 and FY01, the effects of the assumed conversion of the Preferred Stock and  the 10 1/2% Convertible Subordinated Debentures have been excluded because the impacts of such conversions would have been antidilutive.

(13)         Stock Option Plans

The Company's and JM Ney's incentive stock option plans provided for option grants to directors and key employees at prices equal to at least 100% of the stock's fair market value at date of grant. Options generally vest over three years and have a maximum term of ten years.  No stock options were granted during FY03 or FY02.  All options granted during FY01  had an exercise price equal to the fair market value as of the date of grant.  The per share weighted average fair value of stock options granted during FY01 under the Company plan was $8.18 using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, expected life of five years, and expected volatility of 80%.

Grants of options in FY01 under the JM Ney plan had a fair value of $7.61 per share, based upon an expected dividend yield of 0%, risk-free interest rate of 6%, expected life of five years, and expected volatility of 33%.

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".  Accordingly, no compensation expense has been recognized for the stock option plans.  Had compensation cost for the Company's stock option plans, including the JM Ney plan, been determined based on the fair value on the grant date for awards made in FY01 and consistent with the provisions of SFAS No. 123, the Company's net income (loss) applicable to common shares, and the income (loss) per share would have adjusted to the pro forma amounts indicated below (amounts in thousands, except per share data):

	2003	2002	2001

Income (loss) applicable to common shareholders:
As reported	$ (728)	$ 242	$(1,927)
Deduct total stock based employee compensation expense determined under fair value method	(40)	(69)	39

Pro forma	$ (768)	$ 173	$(1,966)
Income (loss) per share - basic and diluted:
As reported	$(0.35)	$0.12	$ (0.94)
Pro forma	$(0.37)	$0.08	$ (0.96)

The Company has reserved 68,500 shares of common stock for the exercise of stock options. The Company's plan expired during FY01, and accordingly, no future options can be granted under the Plan.

Activity under the Company's plan was as follows:

	Number	Weighted Average	Range of
Outstanding Options	of Shares	Exercise Price	Exercise Prices

Balance as of February 29, 2000	80,700	$ 5.23	$ 3.81 - $ 8.38
Granted	40,000	$12.00	$10.50 - $13.50
Exercised	(18,000)	$ 4.08	$ 3.81 - $ 6.25

Balance as of February 28, 2001	102,700	$ 8.06	$3.81 - $13.50
Canceled	(6,000)	$ 8.38	$ 8.38
Exercised	(2,450)	$ 3.81	$ 3.81

Balance as of February 28, 2002	94,250	$ 8.16	$3.81 - $13.50
Canceled	(20,000)	$10.50	$10.50
Exercised	(5,750)	$ 5.93	$3.81 - $ 6.25

Balance as of February 28, 2003	68,500	$ 7.66	$3.81 - $13.50

 At February 28, 2003, the range of exercise prices and the weighted average remaining contractual life of the options was as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$13.50	20,000	$13.50	7.1 years	20,000	$13.50
$6.13 - $6.25	29,000	$6.21	4.6 years	29,000	$6.21
$3.81	19,500	$3.81	3.1 years	19,500	$3.81

	68,500	$7.66	4.9 years	68,500	$7.66

During FY01, options to purchase 2,000  shares of JM Ney, at an average exercise price of $11.17 per share were issued.  During FY02 and FY01, options to acquire 750 and 500 shares, respectively, of JM Ney were forfeited.  During FY02 and FY01, options to acquire 250,  and 21,000 shares, respectively, were exercised, and the resultant shares were simultaneously repurchased by JM Ney for net consideration of $100 and $24,000, respectively. In FY03, subsequent to the sale of JM Ney's assets, as discussed in Note 3, the Company purchased 106,050 options which represented all of the outstanding JM Ney options from the holders thereof for total consideration of $304,000.

(14)         Retirement Plans

The Company maintains a noncontributory defined benefit plan and a defined contribution plan, which collectively cover substantially all full-time employees.  The defined contribution plan is funded through employee contributions and employer matching contributions. Pension expense for the Company's defined contribution plan totaled $43,000, $213,000 and $223,000, in FY03, FY02 and FY01, respectively.  The defined benefit plan held 12,250 shares of the Company's stock at both February 28, 2003 and 2002.

The following table sets forth the changes in benefit obligations, changes in fair value of plan assets, funded status and net amounts recognized for the defined benefit plan (in thousands).   Such amounts are reported on a two month lag to coincide with the December 31 fiscal year end of the plan.

	February 28, 2003	February 28,2002	February 28, 2001

Changes in Benefit Obligations
Benefit obligation at beginning of year	$13,354	$12,304	$11,001
Service cost	100	299	261
Interest cost	841	888	864
Experience loss	324	339	232
Distributions	(1,485)	(873)	(1,010)
Effect of curtailment	(1,431)	-	(178)
Impact of medical liability transfer	525	-	-
Effect of assumption changes	698	397	1,134

Benefit obligation end of year	12,926	13,354	12,304

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	15,680	15,324	14,069
Actual return on assets	88	1,229	2,265
Benefits paid	(1,485)	(873)	(1,010)

Fair value of plan assets at end of year	14,283	15,680	15,324

Funded status	1,357	2,326	3,020
Unrecognized net actuarial loss	3,237	2,530	1,886
Unrecognized past service cost	(3)	(81)	(97)

Prepaid pension expense	$ 4,591	$ 4,775	$ 4,809

Experience losses are comprised primarily of variances in employee turnover, the amount of salary increases and the Plan's mortality experience.  The effect of assumption changes is primarily comprised of changes in the discount rate used to calculate the projected benefit obligations.

During FY03, the Company amended the Plan to provide for enhanced pension benefits to a group of retirees as settlement of post-retirement health benefits being provided by the Company as discussed in Note 15.

36

For FY03, FY02 and FY01, the projected benefit obligations and pension expense were determined using the following assumptions:

	2003	2002	2001

Discount rate	6.50%	7.00%	7.25%
Future compensation growth rate	5.00%	5.00%	5.00%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%

Net pension expense for the Company's funded defined benefit plan in FY03, FY02 and FY01 includes the following components (in thousands):

	2003	2002	2001

Service cost of benefits accrued	$ 100	$ 299	$ 261
Interest cost on projected benefit obligations	841	888	864
Expected return on plan assets	(1,220)	(1,192)	(1,086)
Unrecognized net gain	14	39	69

Pension expense	$ (265)	$ 34	$ 108

 (15)         Post-retirement Benefit Obligations

At February 28, 2002, the accumulated benefit obligation for an unfunded retiree health care plan was approximately $674,000.  As discussed in note 14, during FY03, the Company amended its defined benefit retirement plan to provide enhanced pension benefits to the group of retirees who had been receiving this benefit from the Company.  The implementation of this plan resulted in the liability being assumed by the pension plan and a net gain of $142,000 being recorded by the Company from the settlement of this obligation, which has been recorded as a reduction of general and administrative expenses.

(16)         Business Segments and Export Sales

During FY03, the Company operated in one continuing segment which includes the Company's investment, real estate and corporate administrative activities.

(17)         Estimated Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, short term borrowings, accounts payable and other accrued liabilities are reasonable estimates of their fair value based upon their current maturities.  The carrying value of marketable securities approximates fair value as determined by quoted market prices less any reserves for liquidity and volatility concerns.

The carrying values of long-term debt issued by banks and capital lease obligations approximate fair value based on interest rate and repayment terms, and the extent to which the individual debts are collateralized.  At February 28, 2003 the fair value of the Company's 10.5% convertible debentures was approximately $1,980,000 based on the Company's negotiated purchases of these bonds.

(18)         Litigation

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

 (19)         Commitments and Contingencies

The Company has a contingent liability with respect to a $386,000 letter of credit used by its bank to secure performance bonds issued in connection with an unresolved state income tax matter. The Company believes that its accruals are sufficient to meet any obligations that may arise from this matter.

The Company is also party to certain operating leases which will require $123,000 of payments to be made during FY04.

(20)         Supplemental Disclosure of Cash Flow Information

The information below supplements the cash flow data presented in the Company's Consolidated Statements of Cash Flows (in thousands):

	2003	2002	2001

Cash paid (received) for:
Interest	$278	$1,038	$1,898
Income taxes, net	$385	$ (13)	$ (140)

During FY02 and FY01, the Company issued 25,650 and 30,447 shares, respectively, of its common stock from the conversion of preferred stock; and during FY02 it issued 247 shares of its common stock from conversion of 10 1/2% convertible notes.

(21)         Related Party Transactions

During FY02 and FY01, the Company allocated approximately $125,000 and $204,000 of expenses to Moscow Broadband for administrative services provided.  No costs were allocated during FY03.

(22)         Quarterly Financial Data (unaudited)

2003 Quarterly Financial Data	May 31	August 31	November 30	February 28

Investment income and other income continuing operations	$196	$ 90	$ 322	$ 306
Net loss from continuing operations before equity in losses of unconsolidated subsidiary and income taxes	(419)	(727)	(436)	(291)
Equity in losses of unconsolidated subsidiary	(168)	(172)	(172)	(200)
Net loss from continuing operations	(434)	(636)	(473)	(507)
Net income (loss)	1,170	(636)	(473)	(507)
Income (loss) applicable to common shares	1,099	(706)	(544)	(577)

Earnings (Loss) Per Common Share-Basic:	$0.52	$(0.34)	$(0.26)	$(0.27)
-Diluted:	$0.52	$(0.34)	$(0.26)	$(0.27)

2002 Quarterly Financial Data	May 31	August 31	November 30	February 28

Net sales and revenues from continuing operations	$290	$101	$76	$123
Net (loss) from continuing operations before equity in losses of unconsolidated subsidiary and income taxes	(354)	(322)	(654)	(607)
Equity in losses of unconsolidated subsidiary	(207)	(204)	(183)	(77)
Net loss from continuing operations	(460)	(444)	(562)	(234)
Net income (loss)	384	(579)	(279)	1,002
Income (loss) applicable to common shares	311	(652)	(349)	932

Earnings (Loss) Per Common Share-Basic:	$0.15	$(0.31)	$(0.17)	$0.45
-Diluted:	$0.15	$(0.31)	$(0.17)	$0.40

 (23)         CCTV and MBC Proposed Acquisitions

In April 2002, as amended in August and September 2002, the Company entered into agreements under which, subject to, among other things, shareholder approval, the Company agreed to acquire 100% of the outstanding stock of CCTV through the i) contribution of cash into CCTV; ii) the issuance of between 4,000,000 shares and 4,560,000 shares of its common stock to Asinio Commercial Limited ("ACL") a Cyrus limited liability company, in exchange for shares of CCTV presently held by COMCOR that were to be acquired by ACL in a separate transaction, and iii) the issuance of 2,250,000 shares of its common stock in exchange for the 75% of MBC that the Company does not presently own.  Pursuant to these agreements, in May 2002, MBC made a $5,000,000 cash investment into CCTV, and COMCOR invested operating assets and shares of the Institute for Automated Systems ("IAS") with an aggregate recorded value of approximately $17,374,000.  IAS is a Moscow-based telecommunications company, approximately 41.7% of which is presently owned by CCTV directly, and less than 2% of which is owned by MBC.

In May 2003, the Company and ACL agreed to terminate the agreements between the parties.

Concurrent with the termination of such agreements, the Company entered into agreements with COMCOR pursuant to which the Company will issue 4,220,879 shares of its common stock to COMCOR in exchange for the equity of CCTV to be held by COMCOR, including the equity of CCTV to be acquired by COMCOR in exchange for the extinguishment of approximately $1,380,500 of amounts owed or expected to be owed to COMCOR from CCTV. Consummation of this transaction is subject to among other things, i) the approval of the Company's stockholders, and ii) the Company's acquisition of substantially all of the shares of MBC's common stock that it does not currently own.

In connection with the agreements, the Company committed to making i) a $3.5 million investment into CCTV within 20 days, ii) a $1.0 million investment in CCTV within 20 days of the closing of the acquisition of the CCTV shares and iii) $1.5 million investment into CCTV at the earlier of the closing of a rights offering or August 31, 2004.  The agreements also provide for an additional  $5,829,000 of capital contributions to CCTV from the Company prior to March 31, 2006. If such contributions are not made, then the Company will be obligated to issue up to 477,994 additional shares of its common stock to COMCOR.

Pursuant to the agreements signed, effective April 1, 2003,  COMCOR also agreed to eliminate the fee it charged CCTV for transportation network services from CCTV's utilization of the MFON that had been charged at the rate of 10% of CCTV's television service revenue. COMCOR also agreed to limit CCTV's payment obligations for the lease of secondary node switching stations to the lesser of i) $350 per secondary node per month and ii) 20% of CCTV's television service revenues, calculated on a cumulative basis beginning January 1,  2003. At May 20, 2003, CCTV was leasing 234 secondary nodes from COMCOR  CCTV plans to reduce the use of up to 63 of these nodes within the next six months, and lease an additional approximately 68 nodes from COMCOR as further buildout of its access network occurs.

Concurrent with the closing of the proposed acquisition of CCTV equity from COMCOR, the Company intends to acquire the 75% of MBC equity that it does not currently own in exchange for 2,250,000 shares of Company common stock. To partially satisfy its additional funding requirements discussed above, after the closing of the acquisition, the Company intends to contribute approximately $1,250,000 to CCTV which is comprised of MBC's loans and advances to CCTV, 4,402 shares of the stock of the Institute for Automated Systems and the extinguishment of a $138,144 liability of CCTV through the issuance of approximately 33,427 shares of the Company's common stock. Such contributions would reduce the number of shares of the Company's common stock that the Company would be obligated to issue to COMCOR, in the absence of any other  qualifying contributions made by the Company to CCTV, from 477,994 to 374,941. The agreements further call for the Company to maintain the right to name four of the seven members of the Company's Board of Directors and for COMCOR to name the remaining three.  Voting Agreements among COMCOR, Oliver R. Grace, Jr., the Company's President, and Francis E. Baker, the Company's Chairman, were entered into to support the continuation of the Company's control over the corporate governance of the Company for a two-year period.

ZAO PricewaterhouseCoopers Audit
 Kosmodamianskaya Nab. 52, Bld. 5
115054 Moscow
Russia
Telephone +7 (095) 967 6000
Facsimile +7 (095) 967 6001

 Report of Independent Accountants

To the Stockholders and Board of Directors
Andersen Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Andersen Group, Inc. and its subsidiaries at February 28, 2003 and 2002, and the results of their operations and their cash flows for the three years in the period ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ ZAO PricewaterhouseCoopers Audit
Moscow, Russia
May 23, 2003

ZAO PricewaterhouseCoopers Audit
 Kosmodamianskaya Nab. 52, Bld. 5
115054 Moscow
Russia
Telephone +7 (095) 967 6000
Facsimile +7 (095) 967 6001

 Report of Independent Accountants

To the Board of Directors and
Shareholders of ABC Moscow Broadband Communication Limited:

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of ABC Moscow Broadband Communication Limited at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ ZAO PricewaterhouseCoopers Audit

Moscow, Russia
May 23 , 2003

ABC Moscow Broadband Communication Limited
Balance Sheets
December 31, 2002 and 2001
(in thousands, except share data)

	2002	2001

Assets
Current assets
Cash and cash equivalents	$ 557	$ 4,344
Prepaid expenses and other current assets	-	9

Total current assets	557	4,353

Investment in ComCor-TV (Note 3)	8,036	5,465
Notes and accounts receivable from ComCor-TV	819	2,527
Investment in Institute for Automated Systems (Note 3)	48	48

Total assets	$ 9,460	$ 12,393

Liabilities and Shareholders' Equity
Accounts payable	$ 30	$ 2
Accrued expenses	22	129
Payable to Andersen Group, Inc. (Note 5)	-	6

Total liabilities	52	137

Commitments and contingencies

Shareholders' equity
Common stock, Series A, 1 Cyprus Pound (US $2.20) par value; 1,000 shares authorized, issued and outstanding in 2002 and 2001 (Note 4)	2	2
Common stock, Series B, $1,000 par value; 19,000 shares authorized, issued and outstanding in 2002 and 2001, respectively (Note 4)	19,000	19,000
Additional paid-in capital	1,409	1,409
Accumulated deficit	(11,003)	(8,155)

Total shareholders' equity	9,408	12,256

Total liabilities and shareholders' equity	$ 9,460	$ 12,393

The accompanying notes are an integral part of these financial statements.

ABC Moscow Broadband Communication Limited
Statements of Operations
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000

Interest income	$ 68	$ 311	$ 499

Expenses
Salaries	265	254	246
Legal and consulting	188	589	912
Allocations from Andersen Group, Inc.	-	158	212
Travel and other	34	143	233

Total operating expenses	487	1,144	1,603

Net loss before equity in losses of unconsolidated subsidiary	(419)	(833)	(1,104)
Equity in losses of ComCor-TV	(2,429)	(1,852)	(1,814)

Net loss	$(2,848)	$(2,685)	$(2,918)

 The accompanying notes are an integral part of these financial statements.

ABC Moscow Broadband Communication Limited
Statement of Changes in Shareholders' Equity (Deficit)
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands, except share data)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance at December 31, 1999 (unaudited)	1,000	$ 2	-	$ -	$ 1,516	$(2,552)	$(1,034)
Issuance of common stock Class B, net of issuance costs of $107,000	-	-	17,450	17,450	(107)	-	17,343
Conversion of shareholders' payable to common stock Class B (Note 4)	-	-	1,000	1,000	-	-	1,000
Net loss	-	-	-	-	-	(2,918)	(2,918)

Balance at December 31, 2000	1,000	2	18,450	18,450	1,409	(5,740)	14,391
Issuance of common stock Class B	-	-	550	550	-	-	550
Net loss	-	-	-	-	-	(2,685)	(2,685)

Balance at December 31, 2001	1,000	2	19,000	19,000	1,409	(8,155)	12,256
Net loss	-	-	-	-	-	(2,848)	(2,848)

Balance at December 31, 2002	1,000	$ 2	19,000	$19,000	$1,409	$(11,003)	$9,408

The accompanying notes are an integral part of these financial statements.

ABC Moscow Broadband Communication Limited
Statement of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000

Cash flows from operating activities
Net loss	$ (2,848)	$ (2,685)	$ (2,918)
Equity in losses of ComCor-TV	2,429	1,852	1,814
Change in prepaid expenses and other current assets	9	(9)	-
Change in accounts payable and accrued liabilities	(79)	(123)	4
Change in payable to Andersen Group, Inc.	(6)	(9)	(17)

Net cash used in operating activities	(495)	(974)	(1,117)

Cash flow from investing activities
Purchase of investment in ComCor-TV	(5,000)	8	(9,020)
Notes receivable from ComCor-TV	1,708	(2,527)	-

Net cash used in investing activities	(3,292)	(2,519)	(9,020)

Cash flows from financing activities
Cash received from issuance of Class B shares, net of offering expenses	-	-	17,343
Cash received for common stock subscribed (Note 4)	-	-	550

Net cash provided by financing activities	-	-	17,893

Net (decrease) increase in cash	(3,787)	(3,493)	7,756

Cash at beginning of year	4,344	7,837	81

Cash at end of year	$ 557	$ 4,344	$ 7,837

The accompanying notes are an integral part of these financial statements.

ABC Moscow Broadband Communication Limited
Notes to Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000

1.             Nature of the Business

ABC Moscow Broadband Communication Limited ("Moscow Broadband" or the "Company") is a Cyprus-based association formed in 1995 as Treglos Investments Limited to act as a holding company for investments in Russian companies.  From 1995 to early 2000, its primary investment had been an approximately 6% interest in The Institute for Automated Systems ("IAS"), a Moscow-based telecommunications company.  In June 2000, the Company changed its name from Treglos Investments Limited to ABC Moscow Broadband Communication Limited.  In January 2000, Moscow Broadband entered into an agreement (the "Joint Venture Agreement") with Moscow Telecommunications Corporation ("COMCOR") under which COMCOR and Moscow Broadband would fund the operations of ZAO ComCor-TV ("ComCor-TV") and maintain joint and equal control over ComCor-TV.  In April 2000 pursuant to this agreement, the Company and COMCOR each provided capital to ComCor-TV in exchange for equal ownership of ComCor-TV's equity.  ComCor-TV is developing and operating a network to deliver cable television, high speed data transmission and Internet access, and IP telephony to up to 1,500,000 homes and businesses throughout the Moscow region.

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

Interest Income
Interest income on bank deposits and loans to ComCor-TV is recognized as earned.

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

3.             Investments

The Company's investments in ComCor-TV and the IAS are subject to the risks and uncertainties of the economy of the Russian Federation.  This economy continues to display characteristics of an emerging market.  These characteristics include, but are not limited to, the existence of the following:  a currency that is not freely convertible outside of the country; extensive currency controls; a low level of liquidity in the public and private debt and equity markets; and high inflation.

The prospects for future stability in the Russian Federation are largely dependent upon the effectiveness of economic measures undertaken by the government, together with legal, regulatory and political developments.

Financial Instruments
The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, accounts payable, accrued expenses, and notes receivable, approximate their fair value at December 31, 2002 and 2001 due to their short maturities.

Investment in IAS
The investment in IAS is carried at historical cost, adjusted for other than temporary declines in fair value.  Moscow Broadband invested $1,000,000 for the purchase of shares of IAS in 1996.  During the year ended December 31, 1998, the Company recorded an $833,000 impairment loss to reflect an other than temporary decline in its value relating to the financial crisis in Russia at that time.  During the year ended December 31, 2001, 10,722 shares of IAS with an adjusted cost basis of $119,000 were contributed to ComCor-TV as discussed below.  Such shares were recorded by ComCor-TV at a fair value of $634,000 in accordance with joint venture accounting.  As of December 31, 2002 and 2001, the Company owned 4,402 shares which represent approximately 1.8% of IAS.

Investment in ComCor-TV
In April 2000, pursuant to the Joint Venture Agreement, the Company contributed $8,500,000 in cash to ComCor-TV, 10,722 shares of IAS, and also contributed an additional $500,000 in cash during the year ended December 31, 2001.  In return, the Company received a 50% equity ownership in ComCor-TV.  In accordance with the Joint Venture Agreement, the Company will share in half the profits and losses of ComCor-TV and is permitted to appoint half the directors to the ComCor-TV Board of Directors.  The Company shares joint control over ComCor-TV with COMCOR and, as a result, the investment is being accounted for under the equity method.

In May 2002, the Company invested an additional $5,000,000 of cash into ComCor-TV pursuant to agreements under which both ComCor-TV and the Company would become controlled subsidiaries of Andersen Group, Inc. ("Andersen"), a US publicly traded company which currently owns 25% of the outstanding stock of the Company.  These agreements also called for COMCOR to contribute operating assets and additional shares of IAS with an aggregate agreed-upon value of $17,478,000.

At December 31, 2002, the reported value of the Company's investment in ComCor-TV was $8,036,000 which equals 27.2% of the recorded value of ComCor-TV's net assets.  The Company continues to record a 50% equity interest in ComCor-TV's results of operations because capital contributions made into ComCor-TV by the Company and COMCOR were made pursuant to agreements signed that, if consummated, will result in both the Company and ComCor-TV becoming 100% owned subsidiaries of Andersen Group, Inc. ("Andersen"), a U.S. publicly traded company which owns 25% of the outstanding stock of the Company.  Until these transactions are finalized, the Company and COMCOR equally share voting power with respect to ComCor-TV's matters which require shareholder approval.

During 2001 and 2002, the Company provided advances and loans to ComCor-TV subject to various lending agreements.  At December 31, 2001, the advances and loans totaled $2,527,162.  In April 2002, the Company advanced ComCor-TV an additional $250,000.  With the proceeds of the Company's $5,000,000 capital investment in May 2002, ComCor-TV repaid $2,509,742 of the loans and advances along with accrued interest thereon.  From September 2002 through December 2002, the Company loaned a net of $550,000 additional pursuant to a secured loan agreement.  At December 31, 2002, the total of loans and advances to ComCor-TV was $819,047, which includes $1,627 of accrued interest receivable.  As a result of the agreements reached in April 2003, as described in Note 7, realization of this amount is more reasonably assured, and accordingly, no provision for uncollectibility has been recorded.

During 2002 and 2001, the Company recognized $28,115 and $6,521, respectively, of interest income from loans to ComCor-TV.

 The following presents ComCor-TV's summarized financial information as of and for the years ended December 31, 2002 and 2001 (in thousands):

	2002	2001

Consolidated Balance Sheet
Current assets	$ 6,014	$ 2,930
Non-current assets	28,496	14,850
Total assets	$34,510	$ 17,780

Current liabilities	$ 3,124	$ 3,631
Non-current liabilities	1,816	2,099
Total liabilities	4,940	5,730
Minority interest	28	25
Shareholders' equity	29,542	12,025
	$34,510	$ 17,780

	Years Ended December 31,
	2002	2001	2000

Consolidated Statement of Operations
Revenues	$ 1,941	$ 1,200	359
Cost of revenues	$(3,691)	$ (2,004)	$(1,611)
Loss from operations	$(4,960)	$ (5,101)	$(3,574)
Net loss	$(4,858)	$ (3,704)	$(3,599)

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

During 2000, the Company completed a private placement of 19,000 shares of its Class B common stock at a price of $1,000 each.  As of December 31, 2000, two investors in the private placement had not been issued stock certificates for their 550 shares of Class B common stock pending foreign bank citizenship approval.  Accordingly, the $550,000 of proceeds relating to these shares was classified as common stock subscribed.  During the year ended December 31, 2001, all 550 shares of Class B common stock were issued to these investors.

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

5.             Related Party Transactions

At December 31, 2002, the Company had only one compensated officer, and it does not have its own facilities.  Accordingly, it relies on Andersen for all its administrative and operational activities.  In connection therewith, Andersen charged $158,000 and $212,000 of administrative expenses to the Company during the years ended December 31, 2001 and 2000, respectively.  Due to the increased level of activities in 2002 being related to Andersen's planned acquisition of ComCor-TV and the Company, Andersen did not allocate any expenses to the Company during 2002.

The President of the Company is compensated directly by the Company and is also the Chairman of Andersen.  The President and Chief Financial Officer of Andersen also are Chairman and Chief Financial Officer, respectively, of the Company.

 6.             Income Taxes

 The principal components of the deferred tax balances are as follows:

	December 31, 2002	December 31, 2001

Net operating loss carryforwards	$ 879	$ 268
Deferred tax asset valuation allowance	(879)	(268)
Net deferred tax assets	$ -	$ -

 The Company is subject to income tax in Cyprus at the rate of 4.25%.  There is no tax liability for the year because of the losses incurred.  The losses can be carried forward and utilized against the profits of the five years following the year in which they were incurred.

 The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards cannot be sufficiently assured at December 31, 2002.

7.             Subsequent Event

 In May  2003, Andersen and COMCOR entered into agreements under which Andersen would acquire COMCOR's equity interest in ComCor-TV, including equity interests to be received from the conversion of amounts owed by ComCor-TV to COMCOR for services provided during 2002 and estimated amounts to be provided in 2003.  Pursuant to these agreements, Andersen committed to investing $3.5 million in cash into ComCor-TV within 20 days of the signing of the agreements and committed to invest an additional $2.5 million into ComCor-TV at defined periods through no later than August 31, 2004.

The agreements between COMCOR and Andersen require that Andersen also acquire substantially all of the equity interests of the Company to enable Andersen to own substantially all of the equity interests of ComCor-TV.  Concurrent with the closing of its acquisition of COMCOR's equity holdings in ComCor-TV, Andersen intends to issue 150 shares of its common stock for each Class A or Class B common share of the Company that it does not already own to holders of such shares who accept its exchange offer

48

ZAO PricewaterhouseCoopers Audit
 Kosmodamianskaya Nab. 52, Bld. 5
115054 Moscow
Russia
Telephone +7 (095) 967 6000
Facsimile +7 (095) 967 6001

 Report of Independent Accountants

To the Board of Directors and Shareholders of Closed Joint Stock Company COMCOR-TV

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Closed Joint Stock Company COMCOR-TV and its subsidiaries at December 31, 2002 and 2001, and the results of  their operations and their cash flows for the three years in the period ended December 31, 2002 then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ ZAO PricewaterhouseCoopers Audit

 Moscow, Russia
May 23, 2003

CLOSED JOINT STOCK COMPANY "COMCOR-TV"
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 and 2001
(In thousands of US Dollars, except per share information)

Notes	2002	2001

ASSETS

Current assets
Cash and cash equivalents	4	$ 91	$1,188
Trade accounts receivable	60	35
Inventories	8	3,768	810
Prepaid expenses	605	81
Taxes recoverable	5	1,154	770
Other current assets	336	46

Total current assets	6,014	2,930

Non-current assets
Property, plant and equipment, net	6	13,374	1,733
Advances for network construction and design	7	915	1,362
Intangible assets, net	9	7,916	8,987
Investment in Institute for Automated Systems	10	6,291	2,768

Total non-current assets	28,496	14,850

Total assets	$34,510	$17,780

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Trade accounts payables	$ 299	$ 44
Accounts payable to a related party	3	1,343	570
Loan from related party	3	552	2,266
Accrued expenses	11	610	605
Other current liabilities	320	146

Total current liabilities	3,124	3,631
Deferred tax liability	13	1,816	2,099

Total liabilities	4,940	5,730

Commitments and contingent liabilities	14
Minority interest	28	25

Shareholders' equity
Preferred stock	3	-
Ordinary shares, RR 10 par value; 61,810 shares authorised and outstanding in 2002; 43,642 authorised and outstanding in 2001	12	40	34
Additional paid-in capital	12	42,307	19,941
Accumulated deficit	(12,808)	(7,950)

Total shareholders' equity	29,542	12,025

Total liabilities and shareholders' equity	$34,510	$17,780

The accompanying notes are an integral part of these financial statements.

CLOSED JOINT STOCK COMPANY "COMCOR-TV" CONSOLIDATED STATEMENT OF OPERATIONS YEARS ENDED DECEMBER 31, 2002, 2001 and 2000 (In thousands of US Dollars)

	2002	2001	2000

Revenues
Subscription fees	$1,365	$ 663	$ 90
Connection fees and equipment sales	481	472	248
Other	95	65	21

Total revenue	1,941	1,200	359

Cost of revenue
Cost of CATV and Internet from related party	883	547	267
Equipment and connection costs	386	355	177
Wages, salaries, benefits and payroll taxes	788	786	370
Amortization of intangibles	1,071	1,095	721
Other	563	316	76

Total cost of revenue	3,691	3,099	1,611

Operating expenses
Wages, salaries, benefits and payroll taxes	1,488	1,582	1,034
Depreciation of property, plant and equipment	680	271	41
Lease of facilities from a related party	507	542	237
General and administrative	535	807	1,010

Total operating expenses	3,210	3,202	2,322

Loss from operations	(4,960)	(5,101)	(3,574)
Interest expense	(27)	(7)	-
Foreign exchange loss	(56)	(29)	35
Equity in losses of unconsolidated subsidiary	(95)	-	-
Other (expense) income, net	-	58	192

Loss before income taxes and minority interest	(5,138)	(5,079)	(3,347)
Income tax benefit (expense)	283	1,367	(252)

Loss before minority interest	(4,855)	(3,712)	(3,599)
Minority interest	(3)	8	-

Net loss	$(4,858)	$(3,704)	$(3,599)

The accompanying notes are an integral part of these financial statements.

CLOSED JOINT STOCK COMPANY "COMCOR-TV"
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(4,858)	$(3,704)	(3,599)
Equity in losses of unconsolidated subsidiary	95	-	-
Deferred tax (benefit)/provision	(283)	(1,367)	252
Depreciation and amortization	1,751	1,365	762
Provision for inventory obsolescence	240	-	-
Expenses paid for by a shareholder as part of charter capital contribution	-	-	418
Changes in working capital assets and liabilities:
(Decrease) increase in inventories	280	(612)	(198)
Increase in taxes recoverable	(384)	(351)	(419)
Decrease/(increase) in other current assets	(839)	161	(307)
Increase in accounts payable and accrued liabilities	1,206	703	661

Net cash used by operating activities:	(2,792)	(3,805)	(2,430)

Cash flows from investing activities
Acquisition of property and equipment	(2,042)	(809)	(1,240)
Advances for network construction and design	447	(483)	(880)

Net cash used by investing activities	(1,595)	(1,292)	(2,120)

Cash flows from financing activities:
Capital contributions	5,000	-	9,217
Loan repayments	(2,610)	-	(685)
Loan from shareholder	900	2,260	-

Net cash provided by financing activities	3,290	2,260	8,532

Effect of exchange rates movements on cash	-	-	(5)

Net (decrease)/ increase in cash and cash equivalents	(1,097)	2,837	(3,977)

Cash and cash equivalents at beginning of year	1,188	4,025	48

Cash and cash equivalents at end of year	$ 91	$1,188	$4,025

Supplemental cash flow information

Interest paid	$ 34	-	-

Profit tax paid	-	-	-

The accompanying notes are an integral part of these financial statements.

CLOSED JOINT STOCK COMPANY "COMCOR-TV"
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands of US Dollars)

	Preferred stock	Capital stock	Additional paid in capital	Accumulated deficit	Total shareholders' (deficit)/equity

Balance at December 31, 1999	$ -	$22	$ -	$ (647)	$ (625)
Capital contribution	-	12	19,941	-	19,953
Net loss	-	-	-	(3,599)	(3,599)

Balance at December 31, 2000	$ -	$34	$19,941	$(4,246)	$15,729
Net loss	-	-	-	(3,704)	(3,704)

Balance at December 31, 2001	$ -	$34	$19,941	$(7,950)	$12,025
Capital contributions	3	6	22,366	-	22,375
Net loss	-	-	-	(4,858)	(4,858)

Balance at December 31, 2002	$ 3	$40	$42,307	$(12,808)	$29,542

 The accompanying notes are an integral part of these financial statements.

CLOSED JOINT- STOCK COMPANY "COMCOR-TV"
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002 AND FOR THE YEAR THEN ENDED
(In thousands of US Dollars, except per share amounts)

 Note 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

 (a) Operations of the Company

 Closed Joint Stock Company COMCOR-TV (the "Company") was established on July 15, 1995 as a closed joint stock company under the laws of the Russian Federation. The Company is engaged in provision of cable television services and high speed internet access in Moscow. The Company's operations are subject to licenses for cable television broadcasting and data transmitting. The current licenses granted by the State Committee of the Russian Federation on Telecommunications are valid until 2004. The number of subscribers is limited by the terms of the license for cable television broadcasting at 1,500,000.

As at December 31, 2002, the Company has installed service capacity for up to 107,026 homes in Moscow. In  2003, the Company expects to continue the construction of networks, increase its sales of services, and implement new broadband services.

 (b) Ownership, subsidiaries, associates

 The shareholders of the Company are Joint Stock Company Moscow Telecommunication Corporation COMCOR ("COMCOR") and ABC Moscow Broadband Communication Ltd. ("MBC").

 The entities, included in these consolidated financial statements include:

Name	Principle activities	Ownership interest
		December 31, 2002	December 31, 2001

LLC Persey-Service ("Persey")	Broadcasting and publishing	51%	51%
Open Joint Stock Company Institute for Automated Systems ("IAS")	Data transfer and telecommunication services	42%	19%

Persey also acts as a sales representative of the Company.

Since August 2002 the Company has owned 41.7% of IAS as a result of the receipt of additional shares as noted below, and has subsequently included its equity interest in IAS's results of operations in its statement of operations.

 (c) Issue of shares

In 2002, the Company made two additional issues of shares: 10,910 preference shares were purchased by MBC for US $ 5,000 in cash and 18,168 ordinary shares were sold to COMCOR. COMCOR contributed coaxial networks for 89,000 subscribers in Chertanovo and Khamovniki, internet equipment, inventory, valued at  US $13,755, and 55,675 shares of IAS valued at US $3,618.

 (d) Basis of presentation

The Company maintains its accounting records and prepares statutory accounting reports in accordance with local accounting regulations. The accompanying consolidated financial statements are based on the statutory records of each entity, which are maintained in Russian rubles ("roubles"), the official currency of the Russian Federation, and are recorded under the historical cost convention, except for the revaluations of property, plant and equipment, intangible assets and  inventory. They have been adjusted in order to present the financial position and the results of operations in U.S. Dollars ("US$" or "$") and in accordance with US GAAP.

The Company has experienced net losses since inception and expects to incur additional operating losses in the future as the Company continues to expand its service offerings and customer base and to construct its own network.  As a result, the Company's management believes that additional financing will be required to support its planned expenditures. The agreements signed in May 2003 under which Andersen Group, Inc. ("Andersen"), a public U.S. company that currently owns 25% of the equity interests of MBC, proposes to acquire the outstanding equity of the Company provide for additional capital contributions, including $6.0 million in cash to be invested by Andersen, of which $3.5 million will be contributed in May 2003.  In addition, the agreements provide for $1,143 of liabilities of the Company to COMCOR as of December 31, 2002 and a portion of charges for various services in 2003 from COMCOR to be converted into equity of the Company. The agreements also provide for the elimination of certain fees to COMCOR from the Company's utilization of its Moscow Fiber Optic Network, and for a limitation of payments of fees charged for the lease of COMCOR's secondary nodes.  The Company expects that such sources of capital will be adequate to allow it to meet its operating requirements for the foreseeable future.

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amount of revenues and expenses during the reporting period. The most significant estimates relate to recoverability and useful lives of property, plant and equipment and intangible assets and valuation of investments. Actual results could differ from these estimates.

Principles of consolidation. The consolidated financial statements of the Company are based on the financial statements of the entities presented in Note 1 "Nature of operations and basis of presentation".

Subsidiary undertakings, which are those entities in which the Company has an interest of more than one half of the voting rights, or otherwise has power to exercise control over the operations, are consolidated. Subsidiaries are consolidated from the date on which control is transferred to the Company and are no longer consolidated from the date that control ceases. All intercompany transactions, balances and unrealised gains on transactions between group companies are eliminated; unrealised losses are also eliminated unless cost cannot be recovered.

Minority interest at the balance sheet date represents the minority shareholders' portion of the pre-acquisition carrying amounts of the identifiable assets and liabilities of the subsidiary at the acquisition date, and the minorities' portion of movements in equity since the date of the consolidation. Minority interest is presented separately from liabilities and shareholders' equity.

Investments in associated undertakings are accounted for by the equity method of accounting. These are undertakings over which the Company generally has between 20% and 50% of the voting rights, or otherwise the Company has significant influence, but which it does not control. Unrealised gains on transactions between the Group and its associated undertakings are eliminated to the extent of the Company's interest in the associated undertakings; unrealised losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred.

Foreign currency translation. The Russian economy is hyperinflationary. The US$ is the reporting and the functional currency for the purpose of these financial statements. Accordingly, transactions not already measured in US$ have been remeasured into US$ in accordance with the relevant provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation".

Monetary assets and liabilities of the consolidated entities have been translated at the rate prevailing at the balance sheet date. Non-monetary assets and liabilities have been translated at historic rates and adjusted for impairment as necessary. Revenues, expenses and cash flows have been translated at the exchange rate  on the date of the transaction. Translation gains and losses from the remeasurement of assets and liabilities that are not denominated in US$ are credited or charged to the consolidated statement of income.

Exchange restrictions and controls exist relating to converting the rouble into other currencies. At present, the rouble is not convertible outside of Russia and, further, consolidated entities are required to convert 50% of their hard currency earnings into roubles. Future movements in the exchange rates between the rouble and the US$ will affect the carrying value of the Company's rouble denominated monetary assets and liabilities. Such movements may also affect the Company's ability to realise non-monetary assets represented in US$ in these consolidated financial statements. Accordingly, any translation of local currencies to US$ should not be construed as a representation that such amounts have been, could be, or will in the future be converted into US$ at the exchange rate shown or at any other exchange rate.

The official rate of exchange, as determined by the Central Bank of the Russian Federation, between the Russian Rouble and the US Dollar at December 31, 2002 was 31.7844 for US$ 1 (30.14 at December 31, 2001).

Cash and cash equivalents. The Company considers only those short-term, highly liquid investments with original maturity of 90 days or less to be cash equivalents net of any restricted cash amounts.

Accounts receivable. Accounts receivable are presented net of any provision for bad and doubtful debts.

Revenue recognition. Revenue is primarily derived from the sale of cable television and Internet services to subscribers and is recognized in the period the related services are provided. Under SAB 101 the Company defers connection fees, set-box sales and related costs, and recognizes them over a five year period, which represents the estimated customer relationship period. Company follows the guidance of FASB 51 in recognizing initial connection revenues and direct selling costs.  All revenue figures are recorded net of VAT.

Inventories. Carrying amounts of inventory are determined on an average cost basis, including the contributed values of inventories contributed by COMCOR, and are stated at the lower of cost or market. Inventory is reviewed for obsolescence at each reporting date.

Property, plant and equipment. Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is applied on a straight-line basis over the following estimated useful lives:

Broadcasting equipment	10 to 15 years
Other network equipment	5 years
Other	3 to 5 years

In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment and of Long-Lived Assets" ("SFAS 144"), property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of evaluating the recoverability of property, plant and equipment, the recoverability test is performed using undiscounted net cash flows.

Financial instruments. The fair value of financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable) is determined with reference to various market information and other valuation methods as considered appropriate. At December 31, 2002, the fair values of financial instruments held by the Company did not materially differ from their recorded book values due to their short maturities.

Capital contributions from the shareholders. The non-cash assets contributed by the shareholders have been recorded at their estimated fair values determined by reference to cash contributions made at the same time and in accordance with a plan of contributions to the charter capital of the Company (see also Note 15 "Subsequent events").

Comprehensive income. SFAS No. 130, "Reporting Comprehensive Income", requires disclosure of all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. The Company's comprehensive loss for the year ended December 31, 2002 did not differ from the reported net loss.

Income taxes. Deferred tax assets and liabilities are calculated in respect to temporary differences in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred income tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in the years in which these temporary differences are expected to reverse. Valuation allowances are provided for deferred income tax assets to the extent that it is more likely than not that the assets will not be realized.

Value-Added Taxes. Value-Added Taxes ("VAT") related to sales are payable to the tax authorities at the time of the sale. VAT on purchases is reclaimable against sales VAT upon payment for purchases.  The tax authorities permit the settlement of VAT on a net basis.  VAT related to sales and purchase transactions, which have not been settled at the balance sheet date, are recognized in the balance sheet on a gross basis.

Unified Social Tax. Chapter 24 of the Tax Code of the Russian Federation "Unified Social Tax" came into effect from January 1, 2001. This tax replaced payments to the pension, medical insurance, employment and social insurance funds. Average rate of this tax was 25.9%. The Company has no obligation to provide pensions to any of its management or staff and, accordingly, no provision for future pension costs is recorded.

Advertising expenses. Advertising expenses are charged to the Income Statement as incurred.

Recently issued accounting standards. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets.   SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The adoption of this standard will not have a material impact on the Company's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Risks and concentrations. The Company's business is subject to risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of broadband services in Russia, dependence on third-party technology, new service introductions and other activities of competitors, significant financing requirements, dependence on key personnel and limited operating history.

Note 3: RELATED PARTY TRANSACTIONS

The Company receives signal delivery services and data network services from COMCOR. In addition, the Company pays COMCOR for Internet traffic. The amount of such expenses, charged to the income statement for the year ended December 31, 2002, was US$ 883 (December 31, 2001: US$546), and the amount payable to COMCOR at December 31, 2002 was US $1,143 (December 31, 2001: US$ 570). At December 31, 2002, the Company had pledged its assets (Khamovniki coaxial network and IAS shares) to COMCOR as security for this payable. The pledge and carrying value of those assets was US$ 8,549 and US$ 8,489 at December 31, 2002.

During 2001 and 2002, the Company received short-term loans from MBC in the amount of US$ 2,260 and US $ 900 respectively. All loans carry interest at LIBOR+1%. The Company repaid the 2001 loan and US$ 350 of the 2002 loans with accrued interest. Total accrued interest expense paid or accrued on these loans during 2002 was US$ 28. Amount payable to MBC for the loan at December 31, 2002 was US$ 550 and interest payable was US $2. At December 31, 2002 the Company has pledged its assets (Chertanovo coaxial networks and other equipment) to MBC as security for this loan. The value pledge and carrying value of those assets was US$ 10,032 and US$ 9,019 at December 31, 2002.

The Company leases its primary office facilities from IAS. The amount charged to operations for the year ended December 31, 2001, was US$ 498 (2001; US$ 534), and the amount payable to IAS as at December 31, 2002 was US $ 194.

Note 4: CASH AND CASH EQUIVALENTS

	December 31, 2002	December 31, 2001

Cash at bank (denominated in Roubles)	$86	$ 103
Cash at bank (denominated in US Dollars)	5	1,085

Total cash and cash equivalents	$91	$1,188

Note 5: TAXES RECOVERABLE

	December 31, 2002	December 31, 2001

VAT recoverable	$1,128	$743
Income tax recoverable	26	27

Total taxes recoverable	$1,154	$770

56

Note 6: PROPERTY, PLANT AND EQUIPMENT

At December 31, 2002 and December 31, 2001, property, plant and equipment comprised:

	December 31, 2002	December 31, 2001

Construction in progress	$2,408	$963
Motor vehicles	278	274
Computer equipment	459	429
Office furniture and fixtures	447	379
Network equipment	9,995	-
Internet equipment	507	-
Other	273	-

Total cost	14,367	2,045
Accumulated depreciation	(993)	(312)

Property, plant and equipment, net	$13,374	$1,733

Note 7: ADVANCES FOR NETWORK CONSTRUCTION AND DESIGN

	December 31, 2002	December 31, 2001

Advance payments made to contractors	$570	$1,136
Internal project costs	345	226

Total advances for network construction and design	$915	$1,362

Note 8: INVENTORY

	December 31, 2002	December 31, 2001

Materials for construction	$2,608	$322
Cable	422	49
Installation equipment and suppliers	710	330
Other	268	109
Reserve for obsolescence	(240)	-

Total inventory	$3,768	$810

 Note 9: INTANGIBLE ASSETS

Intangible assets comprise:

  A license for provision of cable television broadcasting services to 1.5 million subscribers. This license was contributed by COMCOR as consideration for the shares issued on April 24, 2000.  The gross book value of the license of US$ 10,714 is being amortized over a ten-year period.  The license term ends in September 2004 but the Company does not foresee any problems with complying with the requirements of the renewal. The license is required to provide services and management expects to renew it at no significant cost, after the first five years of its operation. Accumulated amortization as at December 31, 2002 is US$ 2,857.
  Goodwill on acquisition of Persey in July 2000 with carrying value of US$ 59 net.

Note 10: INVESTMENT IN INSTITUTE FOR AUTOMATED SYSTEMS

IAS is a Russian telecommunications company that has a data communications network in Russia. From April 2000 to July 2002, the Company had a 19% equity interest in IAS. At July 31 2002, the Company received additional 55,675 shares of IAS from COMCOR representing approximately 23% of IAS, thus increasing the Company's equity interest to 41.7%. During the period from August 2002 through December 2002, the Company recorded US$ 95 as its equity in the losses of IAS.

At December 31, 2002, the Company's investment in IAS was recorded at US$ 6,291 and its proportionate share of IAS's equity was US$ 3,377. The difference is attributable to the fair market value of the IAS contribution at the dates of contributions, as determined by the Company's shareholders in negotiation of contributions to the Company's equity to maintain ultimate parity of ownership. The following presents the summarized financial condition of IAS as of December 31, 2002 and the results of its operations for the five month period ended December 31, 2002 (unaudited).

Balance Sheet	December 31, 2002

Current assets	$1,151
Noncurrent assets	9,596

Total assets	$10,747

Current liabilities	$1,566
Noncurrent liabilities	1,082

Total liabilities	2,648

Shareholders' equity	8,099
$10,747

Statement of Operations	Five Months ended December 31, 2002

Revenues	$1,884
Cost of revenue	(1,385)
Operating expenses	(869)

Loss from operations	(370)
Non operating income	144
Income tax expense	(2)

Net loss	$ 228

 Note 11: ACCRUED EXPENSES

	December 31, 2002	December 31, 2001

Salaries	$227	$227
Consulting services	312	312
Other accrued expenses	71	66

Total accrued expenses	$610	$605

Note 12: SHAREHOLDERS' EQUITY

The Company's charter capital consists of 61,810 issued and fully paid ordinary shares with nominal value of US$ 40 and 10,910 preferred common stock shares with nominal value of US$3. Additional paid-in capital represents difference between the nominal value of the issued shares and the amounts contributed by the shareholders. Preference shares do not carry voting rights. No dividends were declared for the previous years.

In October 2002 the Company registered new issue of additional 18,168 ordinary shares which are intended to be sold to Andersen pursuant to the agreements signed in April 2003.  (See also Note 16 "Subsequent events").

Note 13: INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes under US GAAP and such amounts recognized for statutory tax purposes The significant components of the net deferred tax liability are as follows:

	December 31, 2002	December 31, 2001

Deferred tax assets:
Tax loss carry forward	$ 759	$ 778
Property, plant and equipment	127	44
Other	17	-
Valuation allowance	(759)	(778)

Total deferred tax assets, net of valuation allowance	144	44

Deferred tax liabilities:
Intangible assets	(1,886)	(2,143)
Deferred costs	(74)	-

Total deferred tax liabilities	(1,960)	(2,143)

Net deferred tax liability	$(1,816)	$(2,099)

 The difference between income tax expense provided in the financial statements and the expected income tax benefit at the statutory rate is reconciled as follows:

	December 31, 2002	December 31, 2001

Loss before income taxes and minority interest	$5,138	$ 5,079
Statutory income tax rate	24%	35%

Income tax benefit at the statutory rate	(1,233)	(1,778)
(Increase)/decrease due to:
Expenses not deductible for tax purposes	158	350
Taxable losses not qualifying for carry forward	792	502
Effect of the change in statutory income tax rate	-	(625)
Movement in valuation allowance on tax losses carry forward	-	184

Income tax benefit	$(283)	$(1,367)

 Russian tax losses can generally be used to offset future taxable profits for the subsequent 10 years. The maximum offset in each year is limited to 30% of the total taxable profit of the year.

Note 14: COMMITMENTS AND CONTINGENCIES

Operating environment

The economy of the Russian Federation continues to display the characteristics of an emerging market. These characteristics include, but are not limited to, the existence of a currency that is not freely convertible outside of the country, currency controls, a low level of liquidity in the public and private debt and equity markets and high inflation.

The prospects for future economic stability are largely dependent upon the effectiveness of economic measures undertaken by the government, together with legal, regulatory, and political developments.

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

Note 15: SUBSEQUENT EVENTS

In May  2003, COMCOR and Andersen entered into agreements, pursuant to which Andersen will acquire all of the equity interests of the Company.  The agreements require that Andersen make equity investments totaling US $6 million, of which US $3.5 million has been committed to be made within 20 days of the signing of the agreements. Additional investments by Andersen into the Company are also required within 20 days of Andersen's acquisition of COMCOR's equity interests in the Company, and no later than August 31, 2004.  The agreements allow, but do not require, Andersen to make further equity investments into the Company in the aggregate total of US $5,828. The Company expects Andersen to contribute amounts owned by the Company to MBC, additional shares of IAS and the value of amounts owed by the Company to others which Andersen has agreed to settle as part of this additionally allowed investment.

The agreements also provide for the conversion of $1,381 of liabilities and future liabilities of the Company to COMCOR into shares of the Company.  Additionally, in the agreements, COMCOR agreed to discontinue a fee of 10% of the Company's television service revenues for the Company's utilization of COMCOR's Moscow Fiber Optic Network and to limit the payment for charges for the Company lease of COMCOR's secondary node switching equipment to the lesser of $350 per month per secondary node or 20% of the Company's television service networks as calculated on a cumulative basis effective with January 2003 through December 2005.

The agreement further requires Andersen to acquire substantially all of the shares of stock of MBC which it does not presently own.

ANDERSEN GROUP, INC.
Schedule II - Valuation and Qualifying Accounts
(Amounts in thousands)

		Additions

		Charged
	Balance at	(credited) to	Charged to
	beginning	costs and	to other		Balance at
Description	of year	expenses	accounts	Deductions	end of year

February 28, 2003
Allowance for doubtful accounts	$96	(19)		$(52)	$25
Reserve for returns	$70	-	(44)[b]	$(26)	-

February 28, 2002
Allowance for doubtful accounts	$77	$20	-	$(1)	$96
Reserve for returns	$70	-	-	-	$70

February 28, 2001
Allowance for doubtful accounts	$111	$(7)	-	(27)	$77
Reserve for returns	$80	(10)	-	-	$70

(a)     Write offs, net of recoveries

Represents value of settlements of transition balances with buyer of JM Ney's operating assets.

EXHIBIT INDEX

Exhibit No.	Description	Page

23.1	Consent of PricewaterhouseCoopers LLP

99.1	Factors Affecting Future Results

99.5	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-17659) of Andersen Group, Inc. of our report dated May 23, 2003 relating to the financial statements and financial statement schedule which appear in this Form 10-K.

/s/  ZAO PricewaterhouseCoopers Audit
Moscow, Russia
May 23, 2003

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

Following the  initial and subsequent investments into ZAO ComCor-TV ("CCTV") as committed to under agreements which the Company signed in April 2003, substantially all of the value of the Company's assets will depend on CCTV's financial condition and results of operations. Accordingly, the following discussion relates primarily to the risks and uncertainties that affect CCTV. The following factors could cause the Company's actual results to differ materially from historical results or anticipated results:

Risks Related to the Moscow Broadband Share Acquisition and CCTV Share Acquisition

The Company may experience liquidity difficulties.
The agreements signed in April 2003 pursuant to which the Company plans to increase its ownership of CCTV through the issuance of shares for the 50% of CCTV presently owned by Moscow Broadband Telecommunications (the "CCTV Share Acquisition") and for the 75% of ABC Moscow Broadband Communication Limited ("Moscow Broadband") that it does not presently own (the "Moscow Broadband Share Acquisition"), require the Company to make cash capital contributions into CCTV totaling $6,000,000, of which $3,500,000 is required to be made in May 20, 2003.  In order to meet these payment obligations, and to continue to meet its own operating requirements, the Company expects to have to raise funds through obtaining a mortgage loan against JM Ney's real estate, by selling certain short term investments, or by issuing shares of its stock in a public or private offering. The Company may also reduce its obligation by arranging for direct equity investments into CCTV, which if successful, would result in the dilution of the Company's planned ownership of CCTV.  However, depending on market conditions, such sources of cash may still be inadequate to meet the scheduled payments into CCTV and still provide the Company with sufficient liquidity to meet its administrative expenses and debt service obligations. In the event that such liquidity needs are not met, CCTV's business plans, and possibly even its on-going viability as a going concern may be put at risk.

If the Company does not consummate the Moscow Broadband Share Acquisition and the CCTV Share Acquisition, the Company's future business strategy will be uncertain.
The CCTV Share Acquisition and the Moscow Broadband Share Acquisition (together the "Acquisitions") cannot be consummated unless certain conditions to the closing of the Acquisitions are fulfilled, including approval by the stockholders of the Company for the issuance of the Company's common stock as consideration in the Acquisitions as well as certain Russian regulatory approvals.  The Company cannot assure you that the conditions to the consummation of the Acquisitions will be fulfilled.

The Company does not currently have an alternate business strategy in the event the Acquisitions are not consummated.  In addition, the continuing operation of CCTV is, to a large extent, contingent on the funding anticipated pursuant to the terms of the Acquisitions; therefore, the Company's failure to consummate the Acquisitions would also have a material adverse affect on CCTV's operations.

Risks Related to the Operation of CCTV

Risks Related to CCTV's Business
Because CCTV has had a limited operating history, its future performance is difficult to predict.
CCTV's business strategy has been implemented recently and to date CCTV's revenue growth has not been adequate to have it reach profitability or achieve positive cash flow from operations.  The growth of CCTV depends on the appeal of the services it provides to Russian consumers. CCTV's ability to establish itself in the Russian market will be affected by several factors, including the ability of CCTV to fund its operations and capital expenditures and the willingness of CCTV's competitors to offer their services on terms with which CCTV is unable to compete. There is no assurance that CCTV will be successful in effectively implementing its business strategy and, because CCTV has had a limited operating history, investors have limited operating and financial information about CCTV upon which to base an evaluation of its performance and an investment in its common stock.

CCTV will need additional capital and may not be able to raise it.
CCTV will need additional capital in order to continue its operations.  In addition CCTV may need or want to acquire additional capital for a variety of reasons, such as:

  financing its subscriber growth strategy;
  enhancing its service and subscriber support;
  complying with regulatory requirements or developments;
  taking advantage of new business opportunities; and
  implementing changes in its business strategy.

Due to a variety of factors, including perceived risks related to CCTV's operational performance, regulatory developments or deterioration in the Russian economy, CCTV may not be able to raise additional capital on acceptable terms. CCTV may have to sell stock at prices lower than those paid by its current shareholders, leading to dilution, or it may have to sell stock or debt instruments with rights superior to those of holders of CCTV's common stock.  If CCTV cannot obtain adequate financing on acceptable terms, it may be unable to take advantage of opportunities or to meet unexpected financial requirements.  This could cause CCTV to delay or abandon anticipated expenditures or otherwise limit operations, which could adversely affect CCTV's business.

The Company cannot assure you that a market for CCTV's future services will develop or that CCTV can satisfy subscriber expectations.
CCTV currently offers its subscribers a number of value-added services, such as high-speed Internet access, IP-based telephony and web hosting. CCTV may not be successful in creating or competing in a market for these value-added services. In particular, the Company cannot assure you that CCTV can:

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

Risks Related to Russia

Economic instability in Russia could adversely affect CCTV's business.
Since the end of communism in the early 1990s, Russia's economy has been undergoing a rapid transformation from a one party state with a centrally-planned economy to a pluralist democracy with a market-oriented economy. This transformation has been marked by periods of significant instability.  In particular, the Russian government's decision to temporarily stop supporting the ruble in August 1998 caused the currency to collapse. At the same time, the Russian government defaulted on much of its short-term domestic debt and imposed a 90-day moratorium on foreign debt payments by Russian companies.  The Russian government subsequently entered into protracted negotiations with its creditors to reschedule the terms of its domestic and foreign debt. Thus far, these negotiations have not yielded terms favorable to Western creditors.  It is possible that Russia may default on its domestic or foreign debt in the future or take other actions that could adversely affect its financial stability.  In addition, the Russian government's failure to maintain access to funding from the International Monetary Fund ("IMF") could cause further financial strain and negatively impact the Company's business. If no IMF financing is made available or if no agreement is reached with the Paris Club of sovereign creditors, the Russian government may not receive further financial support from other international organizations and foreign governments and may not be able to repay its debts.  This is anticipated to be a particular concern in 2003, when a significant increase will occur in the amount due to be repaid by the Russian government. Operating in such an economic environment makes it more difficult for CCTV to obtain and maintain credit facilities, access international capital markets and obtain other financing to satisfy CCTV's future capital needs.

The August 1998 financial crisis marked the beginning of an economic downturn that affected the entire Russian economy and resulted in Russia's equity market being the worst performing equity market in the world for 1998.  Future downturns in the Russian economy are possible and could diminish demand for CCTV's services and CCTV's ability to retain existing subscribers and collect payments from them.  Future downturns in the Russian economy could also prevent CCTV from executing its growth strategy, which could cause its business to suffer.

Fluctuations in the global economy may adversely affect Russia's economy and CCTV's business.
Russia's economy is vulnerable to market downturns and economic slowdowns elsewhere in the world.  As has happened in the past, financial problems or an increase in the perceived risks associated with investing in emerging economies could dampen foreign investment in Russia and adversely affect the Russian economy.  In addition, a steep decline in the world price of oil could slow or disrupt the Russian economy because Russia produces and exports large amounts of oil.  These developments could severely limit CCTV's access to capital and could adversely affect the purchasing power of CCTV's customers and, consequently, CCTV's business.

Sustained periods of high inflation may adversely affect CCTV's business.
Russia has experienced high levels of inflation since the early 1990s.  Inflation increased dramatically following the August 1998 financial crisis.  The government's history of printing money to pay back wages, pensions and some of its debt has prompted concerns of hyperinflation. Due to high inflation and other economic and political pressures, the ruble lost significant value against the U.S. dollar and other foreign currencies in 1998 and 1999. CCTV's operating results could suffer if it is unable to sufficiently increase its prices to offset increased inflation, which may become more difficult as CCTV attracts more mass market subscribers and its subscriber base becomes more price-sensitive.

Social instability in Russia could lead to increased support for centralized authority and a rise in nationalism, which could restrict the manner in which CCTV operates its business.
Social instability in Russia, coupled with difficult economic conditions, could lead to increased support for centralized authority and a rise in nationalism.  These sentiments could lead to restrictions on foreign ownership of Russian companies in the data communications industry or large-scale nationalization or expropriation of foreign-owned assets or businesses. Although the Company does not anticipate the nationalization or expropriation of CCTV's assets, the concept of property rights is not well developed in Russian law and there is not a great deal of experience in enforcing legislation enacted to protect private property against nationalization and expropriation. As a result, the Company may not be able to obtain proper redress in the courts, and CCTV may not receive adequate compensation if in the future the Russian government decides to nationalize or expropriate some or all of its assets. If this occurs, the Company's business could be harmed.

EXHIBIT 99.5

CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Andersen Group, Inc. for the fiscal year ended February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. § as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, Oliver R. Grace, Jr., President and Chief Executive Officer, and Andrew M. O'Shea, Chief Financial Officer, each hereby certifies, that, to the best of his knowledge:

(1)                 The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                 The Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Andersen Group, Inc.

May 28, 2003	/s/ Oliver R. Grace, Jr.
Oliver R. Grace, Jr.
President and Chief Executive Officer

May 28, 2003	/s/ Andrew M. O'Shea
Andrew M. O'Shea
Chief Financial Officer

This certification accompanies the Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of § 18 of the Securities Exchange Act of 1934, as amended.