Form 10-Q
period 2003-05-31
ANDERSEN GROUP INC
filed 2003-07-08
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes ____  No X

As of July 7, 2003, there were 2,099,908 shares of the Registrant's $.01 par value common stock outstanding.

Title	Outstanding
Common Stock, $0.01 par value per share	Authorized 6,000,000 shares; Issued 2,099,908

ANDERSEN GROUP, INC.
FORM 10-Q

TABLE OF CONTENTS

Part I.  Financial Information
Item 1.  Financial Statements

ANDERSEN GROUP, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	May 31, 2003	February 28, 2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,773	$ 6,279
Marketable securities	2,265	1,809
Accounts and other receivables less allowances of $30 and $25, respectively	35	48
Prepaid expenses and other assets	318	242

Total current assets	4,391	8,378
Property, plant and equipment, net	3,345	3,403

Prepaid pension expense	4,633	4,591
Investment in ComCor-TV	3,500	-
Investment in Moscow Broadband Communication Ltd.	1,797	1,971
Other assets	744	702

	$ 18,410	$ 19,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ 407	$ 407
Accounts payable	286	288
Other current liabilities	506	907
Deferred income taxes	305	132

Total current liabilities	1,504	1,734

Long-term debt, less current maturities	1,674	1,674
Other liabilities	913	867
Deferred income taxes	1,701	1,668

Total liabilities	5,792	5,943

Commitments and contingencies
Stockholders' equity:
Cumulative convertible preferred stock	3,497	3,497
Common stock	21	21
Additional paid-in capital	6,653	6,653
Retained earnings	2,447	2,931

Total stockholders' equity	12,618	13,102

	$ 18,410	$ 19,045

The accompanying notes are an integral part of these consolidated condensed financial statements.

ANDERSEN GROUP, INC.
Consolidated Condensed Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	May 31, 2003	May 31, 2002

Revenues	$ -	$ -

Costs and expenses:
General and administrative	885	546
Interest expense	57	69

	942	615
Investment income and other income	610	196

Loss from continuing operations before equity in losses of Moscow Broadband Communication Ltd., and income taxes	(332)	(419)
Equity in losses of Moscow Broadband Communication Ltd.	(174)	(168)

Net loss from continuing operations before income taxes	(506)	(587)
Income tax benefit	93	153

Net loss from continuing operations	(413)	(434)
Discontinued operations (Note 2):
Income from discontinued segment, net of income taxes of $80	-	132
Gain on sale of discontinued segment, net of income taxes of $686	-	1,472

Net (loss) income	(413)	1,170
Preferred dividends	(71)	(71)

(Loss) income applicable to common shares	$ (484)	$ 1,099

Earnings per common share:
Basic and diluted
Net loss from continuing operations	$ (0.23)	$ (0.24)
Income from discontinued operations	-	0.06
Gain on sale of discontinued operations	-	0.70

	$ (0.23)	$ 0.52

The accompanying notes are an integral part of these consolidated condensed financial statements.

ANDERSEN GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	May 31, 2003	May 31, 2002

Cash flows from operating activities:
Net (loss) income	$ (413)	$ 1,170

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in losses of Moscow Broadband Communication Ltd.	174	168
Gain on sale of JM Ney's operating assets	-	(1,472)
Gain on settlement of retiree healthcare liability	-	(142)
Depreciation, amortization and interest accretion	58	114
Deferred income taxes	206	(66)
Pension (income) expense	(42)	(30)
Net gains from marketable securities	(456)	(83)
Purchases of marketable securities	-	(200)

Changes in operating assets and liabilities, net of changes from the sale of JM Ney's net assets:
Accounts and other receivables	13	3,518
Inventories	-	(419)
Prepaid expenses and other assets	(73)	559
Accounts payable	(2)	(832)
Accrued liabilities and other long-term obligations	(400)	(1,008)

Net cash (used in) provided by operating activities	(935)	1,277

Cash flows from investing activities:
Investment in ComCor-TV	(3,500)	-
Proceeds from sale of net assets of JM Ney, net of escrow	-	10,390
Transaction expenses paid	-	(557)
Purchases of property and equipment	-	(9)
Net cash (used in) provided by investing activities	(3,500)	9,824

Cash flows from financing activities:
Principal payments on long-term debt	-	(58)
Repayment of short-term borrowings, net	-	(2,366)
Purchase of subsidiary warrants	-	(160)
Stock options exercised	-	34
Preferred dividends paid	(71)	(71)

Net cash used in financing activities	(71)	(2,621)

Net (decrease) increase in cash and cash equivalents	(4,506)	8,480

Cash and cash equivalents - beginning of period	6,279	1,152

Cash and cash equivalents - end of period	$ 1,773	$ 9,632

 The accompanying notes are an integral part of these consolidated condensed financial statements.

ANDERSEN GROUP, INC.
Notes to Consolidated Condensed Financial Statements (unaudited)

(1)           Accounting Policies

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Andersen Group, Inc. (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 2003.  The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements.

Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities".  SFAS 149 amends Statement of Financial Accounting Standards No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.  The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company is currently evaluating the effects this statement may have on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ".  SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003 (our third quarter of fiscal 2004).  The Company is currently evaluating the effects this statement may have on its consolidated financial statements.

Stock-based Compensation Plans

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for its stock-based compensation plans and has elected to continue to use the intrinsic value-based method to account for stock option grants.  The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment of Statement of Financial Accounting Standards No. 123 ("SFAS 123").  Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans.  Had we elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, net income and loss per share would have been unchanged from amounts as presented because the Company has not granted any stock based compensation awards since FY01.

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

Proceeds	$ 10,990
Book value of net assets sold	(7,368)
Expenses of transaction	(1,540)
Curtailment gain - pension plan	76
Income taxes	(686)

Net gain on sale	$ 1,472

Transaction expenses related to the sale of JM Ney are as follows:

Settlement of JM Ney stock options	$ 275
Severance and bonuses	750
Legal and accounting	365
Other	150

Total transaction expenses	$ 1,540

 For the three month period ended May 31, 2002, JM Ney's summarized results of operations were as follows (in thousands):

Net sales and other revenues	$ 1,298
Cost of sales	(744)
Operating expenses	(333)

Operating income	221
Interest expense	(9)

Net income before income taxes	212
Income tax expense	(80)

Net income	$ 132

 In connection with the asset sale, the Company entered into an eight-year lease with Deringer for the lease of JM Ney's manufacturing facility.  The lease calls for the Company to receive monthly retail payments at the annual rate of $290,000 with annual increases of the annual lease rate of $5,800.

(3)           Investment in ComCor-TV

On May 30, 2003, the Company invested $3,500,000 into ZAO ComCor-TV ("CCTV") pursuant to the terms of the agreements reached with Moscow Telecommunications Corporation ("COMCOR") under which the Company plans to acquire 100% of the equity interests of CCTV through the issuance of common stock to COMCOR in exchange for COMCOR's equity interest in CCTV, and the exchange of its common stock for the outstanding stock of Moscow Broadband Communication Ltd ("Moscow Broadband") that it does not already own.  The Company has recorded this investment at its cost basis.

(4)           Investment in Moscow Broadband Communication Ltd.

The Company records its investment in Moscow Broadband using the equity method of accounting. The Company's fiscal year ends on February 28/29, while Moscow Broadband has a December 31 year end.  As a result, the Company's equity in Moscow Broadband's results is reported on a two month lag.  For the three month periods ended May 31, 2003 and 2002, the Company recorded losses of $174,000 and $168,000, respectively, which represent its 25% interest in Moscow Broadband's losses of $696,000 and  $672,000 for the three months ended March 31, 2003 and 2002, respectively.  These losses include Moscow Broadband's 50% equity interest in the losses of CCTV for the same periods.

At May 31, 2003, the carrying value of the Company's investment in Moscow Broadband was $1,797,000, and the Company's 25% equity interest in the net assets of Moscow Broadband was $2,178,000.  The $381,000 difference is attributed to a non-depreciable asset that was contributed to CCTV and will not result in the Company accreting the difference into its consolidated results of operations.

The following presents summarized financial information for Moscow Broadband as of March 31, 2003 and December 31, 2002 and its results of operations for the three months ended March 31, 2003 and 2002 (in thousands):

	March 31, 2003	December 31, 2002

Balance Sheet Data
Current assets	$ 482	$ 557
Noncurrent assets	8,274	8,903

Total assets	$ 8,756	$ 9,460

Accounts payable and accrued liabilities	$ 44	$ 52
Stockholders' equity	8,712	9,408

Total liabilities and shareholders' equity	$ 8,756	$ 9,460

	Three months ended March 31,
	2003	2002
Statement of Operations Data:
Net loss before equity in losses of CCTV	$ (69)	$ (115)
Equity in losses of CCTV	(627)	(557)

Net loss	$ (696)	$ (672)

  The following presents summarized financial information for CCTV as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 (in thousands):

	March 31, 2003	December 31, 2002

Balance Sheet Data:
Current Assets	$ 5,473	$ 6,014
Non-Current Assets	28,641	28,496

Total assets	$ 34,114	$ 34,510

Current liabilities	$ 4,051	$ 3,124
Non-current liabilities and minority interest	1,771	1,844
Stockholder's equity	28,292	29,542

Total liabilities and stockholders' equity	$ 34,114	$ 34,510

Three Months Ended March 31,
	2003	2002

Statement of Operations Data:
Subscription fees	$ 522	$ 289

Connection fees and equipment and other sales	198	146

Total revenues	$ 720	$ 435

Cost of revenues, including amortization of intangibles	$ (1,179)	$ (863)

Loss from operations	$ (1,256)	$ (1,152)

Net loss	$ (1,255)	$ (1,113)

(5)           CCTV and Moscow Broadband Transactions

In May 2003, the Company entered into agreements with COMCOR pursuant to which, subject to stockholder and regulatory approvals, the Company will acquire control over 100% of the equity ownership of CCTV through the purchase of CCTV equity held and to be acquired by COMCOR, and the acquisition of the 75% of Moscow Broadband which the Company does not currently own.  These agreements replace earlier agreements entered into with Asinio Commercial Limited ("ACL") which were terminated in May 2003.  The agreements with COMCOR call for the Company to issue 4,220,879 shares of its common stock to COMCOR in exchange for the equity of CCTV to be held by COMCOR, including the equity of CCTV to be acquired by COMCOR in exchange for the extinguishment of  approximately $1,380,500 of amounts owed or expected to be owed to COMCOR from CCTV. Consummation of this transaction is subject to among other things, i) the approval of the Company's stockholders, and ii) the Company's acquisition of substantially all of the shares of Moscow Broadband's common stock that it does not currently own.

In connection with the COMCOR agreements, the Company committed to making i) a $3.5 million investment into CCTV within 20 days, which was made on May 30, 2003; ii) a $1.0 million investment in CCTV within 20 days of the closing of the acquisition of the CCTV shares; and iii) a $1.5 million investment into CCTV at the earlier of the closing of a rights offering or August 31, 2004.  The COMCOR agreements also provide for an additional  $5,829,000 of capital contributions to CCTV from the Company prior to March 31, 2005. If such contributions are not made, then the Company will be obligated to issue up to 477,994 additional shares of its common stock to COMCOR.

Pursuant to agreements signed, effective April 1, 2003,  COMCOR also agreed to eliminate the fee it charged CCTV for transportation network services from CCTV's utilization of the Moscow Fiber Optic Network that had been charged at the rate of 10% of CCTV's television service revenue. COMCOR also agreed to limit CCTV's payment obligations for the lease of secondary node switching stations to the lesser of i) $350 per secondary node per month and ii) 20% of CCTV's television service revenues, calculated on a cumulative basis beginning January 1,  2003. At May 20, 2003, CCTV was utilizing 234 of COMCOR's secondary nodes.  To make this existing network more cost effective, CCTV plans to reduce the use of up to 63 of these nodes within the next six months.  CCTV also plans to lease an additional approximately 68 secondary nodes from COMCOR as further buildout of its access network occurs.

Concurrent with the closing of the proposed acquisition of CCTV equity from COMCOR, the Company intends to acquire the 75% of MBC equity that it does not currently own in exchange for 2,250,000 shares of Company common stock. To partially satisfy its additional funding requirements discussed above, after the closing of the transactions, the Company intends to contribute approximately $1,250,000 to CCTV which is comprised of Moscow Broadband's loans and advances to CCTV, 4,402 shares of the stock of the Institute for Automated Systems and the extinguishment of a $138,144 liability of CCTV through the issuance of 33,427 shares of the Company's common stock. Such contributions would reduce the number of shares of the Company's common stock that the Company would be obligated to issue to COMCOR, in the absence of any other  qualifying contributions made by the Company to CCTV, from 477,994 to 374,941. The agreements further call for the Company to maintain the right to name four of the seven members of the Company's Board of Directors and for COMCOR to name the remaining three.  Voting Agreements among COMCOR, Oliver R. Grace, Jr., the Company's President, and Francis E. Baker, the Company's Chairman, were entered into to support the continuation of the Company's control over the corporate governance of the Company for a two-year period.

(6)           Income Taxes

Income tax benefit represents an estimate of the effective income tax rate for the current fiscal year after considering valuation allowances with respect to the Company's ability to realize a tax benefit from its equity in the losses of Moscow Broadband.

(7)           Earnings  (Loss) Per Share

Earnings (loss) per share are computed based on the weighted average number of common and common equivalent shares outstanding.  Diluted earnings per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive.   For the three months periods ended May 31, 2003 and 2002 the assumed conversion of the Company's convertible securities had antidilutive effects on the Company's per share results from continuing operations.

	Three Months Ended May 31,
	2003	2002

Calculation of basic earnings per share

Numerator for basic and diluted earnings per share:

Net (loss) income	$ (484)	$ 1,099

Denominator for basic earnings per share:
Weighted average number of shares outstanding during the period	2,100	2,097
Effect of dilutive securities (a)	-	-

Denominator for diluted earnings per share	2,100	2,097

Basic (loss) earnings per share	$ (0.23)	$ 0.52

Diluted (loss) earnings per share	$ (0.23)	$ 0.52

(8)           Subsequent Event - Mortgage Loan

On June 18, 2003, Andersen Land Corp. ("Andersen Land"), a wholly-owned subsidiary of the Company formerly known as the J.M. Ney Company, entered into a seven-year $2.0 million mortgage agreement secured by Andersen Land's real estate property and an assignment of rents from the lease agreement entered into with the buyer of JM Ney's operating assets, as discussed in Note 2.  Andersen Land intends to provide the proceeds of this loan to the Company to assist the Company in meeting its cash flow obligations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the MD&A in the Company's Report on Form 10-K for the year ended February 28, 2003.

Overview

The Company is a holding company which holds a 25% ownership interest in Moscow Broadband which in turn holds 50% voting control over CCTV, a Russian company that delivers cable television, high speed data transmission and Internet services to its customers in Moscow, Russia.  CCTV is a start up business that is currently expanding its network and attempting to increase its customer base.

In May 2003, the Company terminated agreements with ACL and entered into new agreements with COMCOR, that, subject to stockholder approval, among other conditions, will result in CCTV becoming a wholly-owned subsidiary of the Company.  These agreements call for the issuance of between  6,470,879 shares and 6,948,873 shares of the Company's common stock in exchange for the equity interest of CCTV to be held by COMCOR, and for the 75% of Moscow Broadband not presently owned by the Company.

The Company also has a trading portfolio of equity investments of domestic and foreign-based companies which at May 31, 2003 was valued at $2,265,000

From 1991 until March 22, 2002, the Company owned and operated JM Ney as its primary operating subsidiary.  The operating assets of JM Ney were sold during the first quarter of FY03 and the net current assets of JM Ney which were not sold have been substantially liquidated.  The Company retained ownership of JM Ney's facility which it leases to the buyer of JM Ney's operating assets under terms of an eight-year lease which was negotiated in connection with the sale of JM Ney's net assets.

Due to the proposed acquisition of CCTV, and the prior fiscal year sale of JM Ney, the following discussion and analysis of the results of operations and the financial condition of the Company will not be indicative of the Company's expectations of its future results of operations.

Critical Accounting Policies and Estimates

The MD&A discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, investments, income taxes, financing operations, retirement benefits, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Investment in Moscow Broadband

The Company records its investment in Moscow Broadband using the equity method which also requires that the carrying value of the investment be evaluated for impairment.   The agreements which the Company entered into in May 2003 and the related $3.5 million cash investment into CCTV have contributed to supporting the reported values as of May 31, 20003.  The ability for the Company to consummate the proposed transactions and CCTV's future operating results will be determining factors in continuing impairment evaluations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MAY 31, 2003 VS. THREE MONTHS ENDED MAY 31, 2002

For the three months ended May 31, 2003 and 2002 the Company reported net (loss) income applicable to common shareholders as follows (in thousands, except per share amounts):

	May 31, 2003		May 31, 2002
	Amount	Per Share	Amount	Per Share

Net loss from continuing operations	$ (484)	$ (0.23)	$ (505)	$ (0.24)
Net income from discontinued operations	-	-	132	0.06
Gain on sale of JM Ney	-	-	1,472	0.70

	$ (484)	$ (0.23)	$ 1,099	$ 0.52

 Continuing Operations - General and Administrative Expenses

General and administrative expenses from continuing operations increased 62.1% to $885,000 for the three months ended May 31, 2003, from $546,000 in the comparable period in the prior fiscal year. Higher professional fees incurred in connection with the proposed acquisition of CCTV, and the non-recurrence of the prior year $142,000 gain from the settlement of retiree health care obligations through an amendment to the Company's deferred benefit pension plan, contributed to the increased costs.

Continuing Operations - Interest Expense

Interest expense from continuing operations for the three months ended May 31, 2003 decreased 17.4% to $57,000 from $69,000 during the comparable period in the prior fiscal year.  The annual sinking fund payment of the Company's 10 1/2% convertible subordinated debenture lowered average debt levels which contributed to the decrease in this expense.

Continuing Operations- Investment Income and Other Income

For the three months ended May 31, 2003, investment income and other income totaled $610,000 as compared to $196,000 in the comparable period in the prior fiscal year.  Significant components of investment income and other income are as follows (in thousands):

	May 31, 2003	May 31, 2002

Net gains from domestic trading portfolio	$ 456	$ 83
Rental income	76	59
Interest and dividends	20	17
Ultrasonic royalties	13	14
Change in deferred compensation accounts	45	23

	$ 610	$ 196

 Equity in Losses of Moscow Broadband

The Company's equity in the losses of Moscow Broadband increased 3.6% to $174,000 in the three months ended May 31, 2003 from $168,000 in the comparable period of the prior fiscal year and was comprised as follows (in thousands).

	Three Months Ended March 31,
	2003	2002

MBC's operating losses	$ (69)	$ (115)
MBC's equity in CCTV's losses	(627)	(557)

Total MBC loss	$ (696)	$ (672)

Andersen equity portion	$ (174)	$ (168)

 MBC's net operating loss declined primarily due to a decrease of $75,000 in consulting costs which had been incurred during 2002 in connection with the process to try to raise additional equity for MBC.  The savings in consulting costs were partially offset by a $35,000 decrease in interest income, due to lower cash being available for short term investments as a result of the May 2002 investment of $5 million into CCTV and the use of cash for MBC's operating expenses.

CCTV's results of operations, and MBC's equity in these results were comprised as follows (in thousands):

	Three Months Ended March 31,
	2003	2002

Subscription fees	$ 522	$ 289
Connection fees, equipment and other revenue	198	146

Total revenues	720	435
Cost of sales	1,179	863

Gross margin	(459)	(428)
Operating expenses	(797)	(724)

Loss from operations	(1,256)	(1,152)
Equity in losses of unconsolidated subsidiary	(45)	-
Other non-operating items, net	(23)	(25)

Net loss before income taxes	(1,324)	(1,177)
Income tax benefit	69	64

Net loss	$ (1,255)	$ (1,113)

MBC equity portion	$ (627)	$ (557)

CCTV's subscription fees for television and Internet access services increased by 80.6% as a result of increased subscription levels both from increased market penetration in areas which it had access to in the prior year, and from new subscribers in areas to which it has expanded in the last year.

At March 31, 2003, CCTV reported that it had 45,934 subscribers from its broadcasting and premium television services and 6,048 subscribers for its Internet access services.  These represent increases of 47.8% and 95.1% respectively over the number of subscribers it had reported as of March 31, 2002.  As a result, subscription fees during the quarter have increased 41.8% and 107.2% for the television and Internet access services, respectively, from the prior year's first quarter.

CCTV's cost of sales for the three months ended March 31, 2003, increased 36.6% over the comparable period in the first quarter primarily as a result of utilization fees and lease of secondary node fees from COMCOR which were not present in the prior year until August 2002 and to increased depreciation expense relating to assets contributed by COMCOR in July 2002.   Prior to that time, COMCOR charged CCTV access network charges for the rental of the networks in Chertanovo and Khamovniki, which in total were approximately $261,000 lower than the utilization fees and lease of secondary node fees charged in the current year.

CCTV's general and administrative expenses for the three months ended March 31, 2003 increased 10.1% due to higher sales commissions associated with subscriber growth, increased advertising costs and increases in asset-based taxes.

Income Tax Benefit

Income tax benefits have been accrued based upon estimated effective tax rates for the fiscal year, after considering valuation allowances related to the Company's ability to realize a tax benefit from its equity in the losses of Moscow Broadband.

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

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2003 consolidated cash and marketable securities totaled $4,038,000 as compared to $8,088,000 as of February 28, 2003.  The decrease of $4,050,000 is primarily attributable to the Company's $3,500,000 investment in CCTV and from the use of $935,000 of cash in its operating activities.  In addition, $71,000 of cash was used in financing activities for the payment of preferred dividends.  Unrealized appreciation of the Company's trading portfolio of common stock totaling $456,000 during the quarter increased the marketable securities balance.

The agreements which the Company entered into in May 2003 under which it proposes to acquire 100% of CCTV, require the Company to make cash investments in CCTV totaling $2.5 million by August 31, 2004, of which $1.0 million is expected to be made at the closing of the acquisition, which the Company expects will occur during its third fiscal quarter.

The present cash resources, including the proceeds from a mortgage loan which was obtained in June 2003, may not be adequate for the Company to meet the CCTV funding requirements and its continuing operating expense, debt service and preferred dividend payment obligations for more than 12 months.  The Company does have a trading portfolio of equity securities that it contemplates selling to help meet cash payment obligations during and beyond this period.

The agreements entered into with COMCOR provide for the use of proceeds of a rights offering of the Company's common stock and from a private placement or other offering of Company debt or equity securities.  Such events would provide the Company with additional liquidity to support its and CCTV's business objectives.  The Company has plans to undertake capital raising activities, but there can be no assurance that such activities, if formalized, will be successful.

At March 31, 2003, CCTV had approximately $159,000 in cash and current liabilities in excess of $4,000,000.  The Company's $3,500,000 contribution in May 2003, COMCOR's planned conversion of liabilities into CCTV equity prior to the closing of the Company's acquisition of CCTV and the Company's planned contribution of certain advances and loans from MBC to CCTV have improved and will continue to improve CCTV's financial position.  However, CCTV is still generating cash flow losses and it has plans to expand its access network by an additional approximately 70,000 homes, which will require capital expenditures in excess of an estimated $3,000,000.  Accordingly, CCTV will remain dependent upon outside sources of cash, including the planned capital contributions to be made by the Company.  The Company's ability to make such contributions cannot be guaranteed. In addition, the adequacy of such additional cash contribution into CCTV, if made, to meet CCTV's planned cash flow obligations cannot be assured.

Effect of new Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board "(FASB") issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities".  SFAS 149 amends Statement of Financial Accounting Standards No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.  The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company is currently evaluating the effects this statement may have on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".  SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS 150 are effective for financial instruments entered into or modified after may 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003 (our third quarter of fiscal 2004).  The Company is currently evaluating the effects this statement may have on its consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENTS

The Company has a contingent liability with respect to a $386,000 letter of credit issued by its bank to secure performance bonds issued in connection with an unresolved state income tax matter. The Company believes that its accruals are sufficient to meet any obligations that may arise from this matter.

The Company is also party to certain operating leases which will require $92,000 of payments to be made during the remainder of FY04.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in equity security prices, interest rates and from factors that impact equity investments in Russia, as discussed in the Company's Annual Report on Form 10-K for the year ended February 28, 2003.  The following information is presented to update the status of the identified risks.

EQUITY SECURITY RISK

At May 31, 2003, the Company has equity risk with respect to $2,260,000 of investments in publicly traded financial institutions held in its trading portfolio.

FOREIGN INVESTMENT RISK

The Company has investments in CCTV and Moscow Broadband with a combined carrying value of $5,297,000.  Moscow Broadband's primary asset is an investment in CCTV, a Moscow, Russia based broadband cable operator licensed to provide video, Internet and telephony to up to 1.5 million homes and businesses in Moscow. Accordingly, these investments bear the specific economic, currency and political risks of this region.

In May 2003, the Company entered into agreements which, subject to stockholder and regulatory approvals, will result in CCTV being wholly-owned by the Company.   The consummation of these transactions will increase the concentration of both foreign investment risk and the capital risk associated with a start-up company which is experiencing operating losses and requires the commitment of funds to meet the capital expenditure needs of its business plan.  Such transactions are also expected to significantly reduce the Company's liquidity as discussed in the Liquidity and Capital Resource section of Item 2 of this report.

INTEREST RATE RISK

At May 31, 2003, the Company had no variable rate obligations and its borrowing costs were not exposed to changes in interest rates.  However, On June 18, 2003, Andersen Land Corp., a wholly-owned subsidiary of the Company, received the proceeds of a $2 million mortgage collateralized by a real estate property and an assignment of rental income from the lease of the property.  Interest under this note will fluctuate at 2.25% above the London Interbank Offered Rate (LIBOR), which will expose the Company at each periodic renewal of the rate, the first of which will be in March 2004. The initial annual rate of interest on this note is 3.284%.

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

As further reported in the Company's Form 10-Q for the period ended November 30, 2001, this case was dismissed without prejudice and the plaintiffs' ability to reinstate their claims were limited for a minimum of three years until October 2004.  If the plaintiffs reinstate the case, given the legal and factual issues that remain outstanding, the Company currently has no basis to ascertain the range of loss, should any occur, with respect to an outcome that may be considered unfavorable.  This contingent liability was not assumed by the buyer of JM Ney's net assets.

Item 4.  Submission of Matters to a Vote of Security Holders

During the three months ended May 31, 2003, no matters were submitted to a vote of the security holders of the Company.

However, on June 20, 2003, the Company held a combined 2002 and 2003 Annual Meeting at which the existing Board of Directors was re-elected as follows:

	FOR	%	WITHHELD	%

Oliver R. Grace, Jr.	1,233,278	95.3	61,308	4.7
Francis E. Baker	1,233,151	95.3	61,435	4.7
Peter N. Bennett	1,293,578	99.9	1,008	0.1
John S. Grace	1,233,278	95.3	61,308	4.7
Louis A. Lubrano	1,293,578	99.9	1,008	0.1
Thomas McPartland	1,293,578	99.9	1,008	0.1
James J. Pinto	1,293,578	99.9	1,008	0.1

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

Exhibit Description
Exhibit 10.1 Open-End Mortgage and Security Agreement dated June 18, 2003 between Sovereign Bank and Andersen Land Corp.
Exhibit 99.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

On May 29, 2003, the Company filed a Form 8-K under Item 5 to report that it had terminated its previously announced agreements with Asinio Commercial Limited under which agreements the Company would have acquired 100% equity interest in ComCor-TV ("CCTV").  The Company also announced that it had entered into agreements with Moscow Telecommunications Corporation ("COMCOR") pursuant to which it will acquire COMCOR's equity interest in CCTV, including additional equity to be obtained from the conversion of certain liabilities.  Pursuant to the agreements the Company will (i) issue 4,220,879 shares of its common stock to COMCOR, and will issue up to an additional 477,994 shares by March 31, 2005 if certain capital contribution into CCTV are not made by the Company; (ii) commit to invest $6.0 million of cash into CCTV, of which $3.5 million was made on May 30, 2003, and (iii) acquire the equity of Moscow Broadband Communication Ltd that it does not presently own.  The Company also announced that agreements had been reached which reduce charges to CCTV for services provided by COMCOR which define CCTV's payment obligations for CCTV's lease of certain secondary nodes from COMCOR.

On May 29, 2003, the Company filed a Form 8-K to report under Item 12 that it had announced it results of operations for the fiscal year ended February 29, 2003.

Subsequent to the quarter end, on June 6, 2003, the Company filed a Form 8-K under Item 9 to report that it had issued a press release in which the Company announced that a rights offering by its 25%-owned affiliate, Moscow Broadband Communication Limited had been canceled.  The Company also announced that the agreements reached with COMCOR to acquire control of CCTV include provision for the Company to have its own rights offering of its common stock, which the Company has indicated it will use it best efforts to have such an offering prior to August 2004, however, terms of any such offering have not been determined.

Also subsequent to the quarter end, on July 3, 2003, the Company field a Form 8-K under Item 9 to report that it had received a Nasdaq Staff Determination Letter indicating that the Company fails to comply with the Market Value of Publicly Held Shares requirement for continued listing, and that the Company had requested a hearing before a Nasdaq Qualification Listing Panel to review the determination.

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

ANDERSEN GROUP, INC.

By: /s/ Oliver R. Grace, Jr.
Oliver R. Grace, Jr.
President and Chief Executive Officer
Date: July 8, 2003

By: /s/ Andrew M. O'Shea
Andrew M. O'Shea
Chief Financial Officer
Date: July 8, 2003

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

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date: July 7, 2003
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

Date: July 8, 2003
/s/ Andrew M. O'Shea
Andrew M. O'Shea
Chief Financial Officer