Form 10-Q
period 2003-08-31
ANDERSEN GROUP INC
filed 2003-10-15
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

As of October 14, 2003, there were 2,099,908 shares of the Registrant's $.01 par value Common Stock outstanding.

Title	Outstanding
Common Stock, $0.01 par value per share	Authorized 6,000,000 shares; Issued 2,099,908

ANDERSEN GROUP, INC.
FORM 10-Q

Part I.  Financial Information
Item 1.  Financial Statements

ANDERSEN GROUP, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	August 31, 2003	February 28, 2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 2,996	$ 6,279
Marketable securities	2,493	1,809
Accounts and other receivables less allowances of $40 and $25, respectively	152	48
Prepaid expenses and other assets	277	242

Total current assets	5,918	8,378
Property, plant and equipment, net	3,326	3,403
Prepaid pension expense	4,675	4,591
Investment in ComCor-TV	3,500	-
Investment in Moscow Broadband Communication Ltd.	1,650	1,971
Other assets	776	702

	$ 19,845	$ 19,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ 598	$ 407
Accounts payable	157	288
Other current liabilities	666	907
Deferred income taxes	262	132

Total current liabilities	1,683	1,734

Long-term debt, less current maturities	3,455	1,674
Other liabilities	923	867
Deferred income taxes	1,893	1,668

Total liabilities	7,666	5,943

Commitments and contingencies

Stockholders' equity:
Cumulative convertible preferred stock	3,497	3,497
Common stock	21	21
Additional paid-in capital	6,653	6,653
Retained earnings	1,720	2,931

Total stockholders' equity	11,891	13,102

	$ 19,845	$ 19,045

The accompanying notes are an integral part of these consolidated condensed financial statements.

ANDERSEN GROUP, INC.
Consolidated Condensed Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three months ended August 31,		Six months ended August 31,

	2003	2002	2003	2002

Revenues	$ -	$ -	$ -	$ -

Costs and expenses:
General and administrative	585	750	1,471	1,296
Interest expense	63	67	119	136

	648	817	1,590	1,432

Investment income and other income	335	90	945	286

Loss from continuing operations before equity in losses of Moscow Broadband Communication Ltd., and income taxes	(313)	(727)	(645)	(1,146)
Equity in losses of Moscow Broadband Communication Ltd.	(147)	(172)	(321)	(340)

Net loss from continuing operations before income taxes	(460)	(899)	(966)	(1,486)
Income tax expense (benefit)	197	(263)	104	(416)

Net loss from continuing operations	(657)	(636)	(1,070)	(1,070)
Discontinued operations:
Income from discontinued segment, net of income taxes of $80	-	-	-	132
Gain on sale of discontinued segment, net of income taxes of $686	-	-	-	1,472

Net (loss) income	(657)	(636)	(1,070)	534
Preferred dividends	(70)	(70)	(141)	(141)

(Loss) income applicable to common shares	$ (727)	$ (706)	$ (1,211)	$ 393

(Loss) Earnings per common share:
Basic and diluted
Net loss from continuing operations	$ (0.35)	$ (0.34)	$ (0.58)	$ (0.58)
Income from discontinued operations	-	-	-	0.06
Gain on sale of discontinued operations	-	-	-	0.70

	$ (0.35)	$ (0.34)	$ (0.58)	$ 0.18

The accompanying notes are an integral part of these consolidated condensed financial statements.

ANDERSEN GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Six months ended

	August 31, 2003	August 31, 2002
Cash flows from operating activities:
Net (loss) income	$ (1,070)	$ 534
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in losses of Moscow Broadband Communication Ltd.	321	340
Gain on sale of JM Ney's operating assets	-	(1,472)
Gain on settlement of retiree healthcare liability	-	(142)
Depreciation, amortization and accretion	120	176
Deferred income taxes	355	(142)
Pension income	(84)	(108)
Net gains from marketable securities	(684)	(105)
Purchases of marketable securities	-	(200)
Proceeds from sales of marketable securities	-	141
Changes in operating assets and liabilities, net of changes from the sale of JM Ney's net assets:
Accounts and other receivables	(104)	3,737
Inventories	-	(419)
Prepaid expenses and other assets	(34)	583
Accounts payable	(131)	(893)
Accrued liabilities and other long-term obligations	(227)	(1,065)

Net cash (used in) provided by operating activities	(1,538)	965

Cash flows from investing activities:
Investment in ComCor-TV	(3,500)	-
Proceeds from sale of net assets of JM Ney, net of escrow	-	10,390
Transaction expenses paid	-	(941)
Purchases of property and equipment, net	(42)	(9)

Net cash (used in) provided by investing activities	(3,542)	9,440

Cash flows from financing activities:
Principal payments on long-term debt	(28)	(65)
Proceeds from mortgage loan	1,966	-
Repayment of short term borrowings, net	-	(2,366)
Purchase of subsidiary warrants	-	(160)
Stock options exercised	-	34
Preferred dividends paid	(141)	(141)

Net cash provided by (used in) financing activities	1,797	(2,698)

Net (decrease) increase in cash and cash equivalents	(3,283)	7,707

Cash and cash equivalents - beginning of period	6,279	1,152

Cash and cash equivalents - end of period	$ 2,996	$ 8,859

The accompanying notes are an integral part of these consolidated condensed financial statements.

ANDERSEN GROUP, INC.
Notes to Consolidated Condensed Financial Statements (unaudited)

(1)                Accounting Policies

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Andersen Group, Inc. (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 2003.  The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements.  The Company has incurred and expects in the near future to continue to incur operating losses.  Management believes that unless the Company is able to secure additional financing, its cash and cash equivalents and short-term investments will not be sufficient to enable it to meet its operating expense and debt service requirements for the next twelve months and also the funding requirements into ZAO ComCor-TV ("CCTV") as set forth in the Subscription Agreement with Moscow Telecommunications Corporation ("COMCOR") (see note 5).  Accordingly, if this contingency has not been resolved prior to August 2004, the Company expects that it may not make all or some of the capital contributions to CCTV which the Company has committed to making.

Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends Statement of Financial Accounting Standards No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.  The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company is currently evaluating the effects this statement may have on its consolidated financial statements.  SFAS 149 has no material effect on the Company's consolidated financial statements as of or for the period ended August 31, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003 (our third quarter of fiscal 2004).  The Company is currently evaluating the effects this statement may have on its consolidated financial statements.

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

(2)                Investment in ComCor-TV

                On May 30, 2003, the Company invested $3,500,000 into CCTV pursuant to the terms of the agreements reached with COMCORwhich the Company plans to acquire 100% of the equity interests of CCTV through the issuance of common stock to COMCOR in exchange for COMCOR's equity interest in CCTV, and the exchange of its common stock for the outstanding stock of Moscow Broadband Communication Ltd ("Moscow Broadband") that it does not already own.  The Company has recorded this investment at its cost basis.  See Note 4 for additional discussion of the proposed transactions.

(3)                Investment in Moscow Broadband Communication Ltd.

The Company records its investment in Moscow Broadband using the equity method of accounting.  The Company's fiscal year ends on February 28/29, while Moscow Broadband has a December 31 year end.  As a result, the Company's equity in Moscow Broadband's results is reported on a two-month lag.  For the six-month periods ended August 31, 2003 and 2002, the Company recorded losses of $321,000 and $340,000, respectively, which represent its 25% interest in Moscow Broadband's losses of $1,282,000 and $1,361,000 for the six months ended June 30, 2003 and 2002, respectively.  These losses include Moscow Broadband's 50% equity interest in the losses of CCTV for the same periods.

At August 31, 2003, the carrying value of the Company's investment in Moscow Broadband was $1,650,000, and the Company's 25% equity interest in the stockholders' equity of Moscow Broadband was $2,031,000.  The $381,000 difference is attributed to a non-depreciable asset that was contributed to CCTV and will not result in the Company accreting the difference into its consolidated results of operations.

The following presents summarized financial information for Moscow Broadband as of July 30, 2003 and December 31, 2002 and its results of operations for the three and six months ended July 30, 2003 and 2002 (in thousands):

	June 30, 2003	December 31, 2002

Balance Sheet Data:
Current assets	$ 391	$ 557
Noncurrent assets	7,755	8,903

Total assets	$ 8,146	$ 9,460

Accounts payable and accrued liabilities	$ 20	$ 52
Stockholders' equity	8,126	9,408

Total liabilities and stockholders' equity	$ 8,146	$ 9,460

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Statement of Operations Data:
Net loss before equity in losses of CCTV	$ (67)	$ (166)	$ (136)	$ (281)
Equity in losses of CCTV	(519)	(523)	(1,146)	(1,080)

Net loss	$ (586)	$ (689)	$ (1,282)	$ (1,361)

The following presents summarized financial information for CCTV as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002 (in thousands):

	June 30, 2003	December 31, 2002

Balance Sheet Data:
Current Assets	$ 7,049	$ 6,014
Non-Current Assets	28,968	28,496

Total assets	$ 36,017	$ 34,510

Current liabilities	$ 3,563	$ 3,124
Non-current liabilities and minority interest	1,701	1,844
Stockholders' equity	30,753	29,542

Total liabilities and stockholders' equity	$ 36,017	$ 34,510

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Statement of Operations Data:
Subscription fees	$ 614	$ 323	$ 1,136	$ 612
Connection fees and equipment and other sales	230	107	428	253

Total revenues	$ 844	$ 430	$ 1,564	$ 865

Cost of revenues, including amortization of intangibles	$ (1,450)	$ (862)	$ (2,312)	$ 1,653

Loss from operations	$ (1,213)	$ (1,072)	$ (2,285)	$ (2,224)

Net loss	$ (1,038)	$ (1,047)	$ (2,293)	$ (2,160)

 (4)           CCTV and Moscow Broadband Transactions

In May 2003, the Company entered into agreements with COMCOR pursuant to which, subject to stockholder and regulatory approvals, the Company will acquire control over 100% of the equity ownership of CCTV through (i) the purchase of CCTV equity held and to be acquired by COMCOR and (ii) the acquisition of the 75% of Moscow Broadband which the Company does not currently own.  These agreements replace earlier agreements entered into with Asinio Commercial Limited ("ACL") which were terminated in May 2003.  The agreements with COMCOR call for the Company to issue 4,220,879 shares of its common stock to COMCOR in exchange for the equity of CCTV to be held by COMCOR, including the equity of CCTV to be acquired by COMCOR in exchange for the extinguishment of approximately $1,380,500 of amounts owed or expected to be owed to COMCOR from CCTV. Consummation of this transaction is subject to, among other things, i) the approval of the Company's stockholders, and ii) the Company's acquisition of substantially all of the shares of Moscow Broadband's common stock that it does not currently own.  On October 13, 2003, the Company mailed its proxy statement for the Special Meeting of Stockholders to be held October 27, 2003 to obtain the approval of the Company's stockholders.

In connection with the COMCOR agreements, the Company committed to making i) a $3.5 million investment into CCTV, which was made on May 30, 2003; ii) a $1.0 million investment in CCTV within 20 days of the closing of the acquisition of the CCTV shares; and iii) a $1.5 million investment into CCTV at the earlier of the closing of a rights offering or August 31, 2004.  The COMCOR agreements also provide for an additional  $5,829,000 of capital contributions to CCTV from the Company prior to March 31, 2005. If such contributions are not made, then the Company will be obligated to issue up to 477,994 additional shares of its common stock to COMCOR.

Pursuant to agreements signed effective April 1, 2003, COMCOR also agreed to eliminate the fee it charged CCTV for transportation network services from CCTV's utilization of the Moscow Fiber Optic Network that had been charged at the rate of 10% of CCTV's television service revenue. COMCOR also agreed to limit CCTV's payment obligations for the lease of secondary node switching stations to the lesser of i) $350 per secondary node per month as invoiced by COMCOR and ii) 20% of CCTV's television service revenues, calculated on a cumulative basis beginning January 1, 2003. At September 30, 2003, CCTV was utilizing 225 of COMCOR's secondary nodes.  To make this existing network more cost efficient, CCTV plans to reduce the use of up to 37 of these nodes within the next four months.  CCTV also plans to lease an additional approximately 51 secondary nodes from COMCOR as further buildout of its access network occurs.

Concurrent with the closing of the proposed acquisition of CCTV equity from COMCOR, the Company intends to acquire the 75% of the MBC equity that it does not currently own in exchange for 2,250,000 shares of Company common stock. To partially satisfy its additional funding requirements discussed above, after the closing of the transactions, the Company intends to contribute approximately $1,250,000 to CCTV, which is comprised of (i) the contribution of Moscow Broadband's loans and advances to CCTV; (ii) 4,402 shares of the stock of the Institute for Automated Systems; and (iii) the extinguishment of a $138,144 liability of CCTV through the issuance of 33,427 shares of the Company's common stock. Such contributions would reduce the number of shares of the Company's common stock that the Company would be obligated to issue to COMCOR, in the absence of any other qualifying contributions made by the Company to CCTV, from 477,994 to 374,941. The agreements further call for the Company to maintain the right to name four of the seven members of the Company's Board of Directors and for COMCOR to name the remaining three pursuant to the terms of a Voting Agreement among COMCOR, Oliver R. Grace, Jr., the Company's President, and Francis E. Baker, the Company's Chairman, entered into to support the continuation of the Company's control over the corporate governance of the Company for an 18-month period.

(5)           Mortgage Loan

In June 2003, Andersen Land Corp. ("Andersen Land"), a wholly-owned subsidiary of the Company formerly known as The J.M. Ney Company, entered into a seven-year $2.0 million mortgage agreement secured by Andersen Land's real estate property and an assignment of rents from the lease agreement entered into with the buyer of JM Ney's operating assets.  Andersen Land intends to provide the proceeds of this loan to the Company to assist the Company in meeting its cash flow obligations.

(6)           Income Taxes

Income tax benefit represents an estimate of the effective income tax rate for the current fiscal year after considering valuation allowances with respect to the Company's ability to realize a tax benefit from its equity in the losses of Moscow Broadband and the extent of the Company's ability to utilize current year losses to recover previously paid taxes.

(7)           Earnings  (Loss) Per Share

Earnings (loss) per share are computed based on the weighted average number of common and common equivalent shares outstanding.  Diluted earnings per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive.   For the three and six months periods ended August 31, 2003 and 2002, the assumed conversion of the Company's convertible securities had antidilutive effects on the Company's per share results from continuing operations.

	Three months ended August 31,		Six months ended August 31,

	2003	2002	2003	2002

Calculation of basic earnings per share

Numerator for basic and diluted earnings per share:
Net (loss) income	$ (727)	$ (706)	$ (1,211)	$ 393

Denominator for basic earnings per share:
Weighted average number of shares outstanding during the period	2,100	2,100	2,100	2,100
Effect of dilutive securities (a)	-	-	-	-

Denominator for diluted earnings per share	2,100	2,100	2,100	2,100

Basic (loss) earnings per share	$ (0.35)	$ (0.34)	$ (0.58)	$ 0.18

Diluted (loss) earnings per share	$ (0.35)	$ (0.34)	$ (0.58)	$ 0.18

(a) During each of the three and six month periods ended August 31, 2003 and August 31, 2002, the effect of outstanding stock options, or the assumed conversion of subordinated convertible notes or cumulative preferred stock, were anti-dilutive based upon the effects that the inclusion of the common stock equivalents would have had on the Company's reported per share results from continuing operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the MD&A in the Company's Report on Form 10-K for the year ended February 28, 2003.

Overview
The Company is a holding company which holds a 25% ownership interest in Moscow Broadband which in turn holds 50% voting control over CCTV, a Russian company that delivers cable television, high speed data transmission and Internet services to its customers in Moscow, Russia.  CCTV is a start-up business that is currently expanding its network and attempting to increase its customer base.

In May 2003, the Company terminated agreements with ACL and entered into new agreements with COMCOR, that, subject to stockholder approval, among other conditions, will result in CCTV becoming a wholly-owned subsidiary of the Company.  On October 13, 2003, the Company mailed its proxy statement for the Special Meeting of Stockholders to be held October 27, 2003 to obtain  the approval of the Company's stockholders. These agreements call for the issuance of between 6,470,879 shares and 6,948,873 shares of the Company's common stock in exchange for the equity interest of CCTV to be held by COMCOR, and for the 75% of Moscow Broadband not presently owned by the Company.

The Company also has a trading portfolio of equity investments of domestic and foreign-based companies, which at August 31, 2003 was valued at $2,493,000.

From 1991 until March 22, 2002, the Company owned and operated JM Ney as its primary operating subsidiary.  The operating assets of JM Ney were sold during the first quarter of FY03 and the net current assets of JM Ney which were not sold were substantially liquidated.  The Company retained ownership of JM Ney's facility which it leases to the buyer of JM Ney's operating assets under terms of an eight-year lease which was negotiated in connection with the sale of JM Ney's net assets.

Due to the proposed acquisition of CCTV, and the prior fiscal year sale of JM Ney, the following discussion and analysis of the results of operations and the financial condition of the Company is not indicative of the Company's expectations of its future results of operations.

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

Investment in Moscow Broadband
The Company records its investment in Moscow Broadband using the equity method which also requires that the carrying value of the investment be evaluated for impairment.   The Agreements which the Company entered into in May 2003 and the related $3.5 million cash investment into CCTV have contributed to supporting the reported values as of August 31, 2003.  The ability for the Company to consummate the proposed transactions and CCTV's future operating results will be determining factors in continuing impairment evaluations.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED AUGUST 31, 2003 VS. THREE AND SIX MONTHS ENDED AUGUST 31, 2002

For the six months ended August 31, 2003 and 2002, the Company reported net (loss) income applicable to common shareholders as follows (in thousands, except per share amounts):

	August 31, 2003		August 31, 2002

	Amount	Per Share	Amount	Per Share

Net loss from continuing operations	$ (1,211)	$ (0.58)	$ (1,211)	$ (0.58)
Net income from discontinued operations	-	-	132	0.06
Gain on sale of JM Ney	-	-	1,472	0.70

	$ (1,211)	$ (0.58)	$ 393	$ 0.18

 General and Administrative Expenses
General and administrative expenses for the three months ended August 31, 2003 decreased 22.0% to $585,000 from the $750,000 of such expenses incurred during three months ended August 31, 2002.  For the six month period ended August 31, 2003, general and administrative expenses of $1,471,000 were 13.5% higher than the $1,296,000 of such expenses incurred during the first six months of the prior fiscal year.  Higher professional fees incurred in connection with the proposed acquisition of CCTV, and the non-recurrence of the prior year $142,000 gain from the settlement of retiree health care obligations through an amendment to the Company's deferred benefit pension plan, contributed to the increased year-to-date costs.  The three month total, which represents a 34% decline from the first quarter of the current fiscal year, reflects lower legal and professional costs incurred in connection with the negotiation of agreements for the Company to acquire CCTV.

Interest Expense
Interest expense from continuing operations for the three months ended August 31, 2003 decreased 6.0% to $63,000 from $67,000 during the comparable period in the prior fiscal year.  For the six months ended August 31, 2003, interest expense of $119,000 is 12.5% lower than the $136,000 of interest expense incurred during the first six months of the prior fiscal year.  The annual sinking fund payment of the Company's 10 1/2% convertible subordinated debenture lowered average debt levels which contributed to the decrease in this expense, while interest on a mortgage loan obtained in June 2003 offset some of this decrease in the second fiscal quarter.

Investment Income and Other Income
For the six months ended August 31, 2003, investment income and other income totaled $945,000 as compared to $286,000 in the comparable period in the prior fiscal year.  For the three months ended August 31, 2003, investment income and other income totaled $335,000 as compared to $90,000 in the comparable period in the prior fiscal year.  Significant components of investment income and other income are as follows (in thousands):

	Six Months Ended		Three Months Ended

	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002

Net gains from domestic trading portfolio	$ 684	$ 105	$ 228	$ 22
Rental income	155	136	79	77
Interest and dividends	26	69	6	52
Ultrasonic royalties	35	24	22	10
Change in deferred compensation accounts	45	(48)	-	(71)

	$ 945	$ 286	$ 335	$ 90

Equity in Losses of Moscow Broadband
The Company's equity in the losses of Moscow Broadband decreased 17.4% to $142,000 for the three months ended August 31, 2003 from $172,000 in the comparable period of the prior fiscal year, and decreased 5.6% to $321,000 for the six months then ended from $340,000 recorded in the prior fiscal year.  These represent the Company's equity in MBC's results of operations for the three and six month periods ended June 30, 2003 and 2002, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

MBC's operating losses	$ (67)	$ (166)	$ (136)	$ (281)
MBC's equity in CCTV's losses	(519)	(523)	(1,146)	(1,080)

Total MBC loss	$ (586)	$ (689)	$ (1,282)	$ (1,361)

Andersen equity portion - 25%	$ (147)	$ (172)	$ (321)	$ (340)

 MBC's net operating loss declined primarily due to a decrease of $75,000 in consulting costs which had been incurred during 2002 in connection with the process to try to raise additional equity for MBC.  The savings in consulting costs were partially offset by a $35,000 decrease in interest income, due to lower cash being available for short term investments as a result of the May 2002 investment of $5 million into CCTV and the use of cash for MBC's operating expenses.  MBC's equity in the losses of CCTV for the three months ended June 30, 2003 were substantially unchanged from the prior year's second quarter and were approximately 6.0% higher for the six month period from the prior year's comparable period.

CCTV's results of operations for the three and six months ended June 30, 2003 and 2002, and MBC's equity in these results were comprised as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Subscription fees	$ 614	$ 323	$ 1,136	$ 612
Connection fees, equipment and other revenue	230	107	438	253

Total revenues	844	430	1,564	865
Cost of sales	1,133	862	2,312	1,653

Gross margin	(289)	(434)	(748)	(789)
Operating expenses	740	638	1,537	1,431

Loss from operations	(1,029)	(1,072)	(2,285)	(2,224)
Equity in losses of unconsolidated subsidiary	(39)	-	(84)	-

Other non-operating items, net	(39)	(40)	(62)	(65)
Net loss before income taxes	(1,107)	(1,112)	(2,431)	(2,289)
Income tax benefit	(69)	(65)	(138)	(129)

Net loss	$ (1,038)	$ (1,047)	$ (2,293)	$ (2,160)

MBC equity portion - 50%	$ (519)	$ (523)	$ (1,146)	$ (1,080)

 CCTV's subscription fees for television and Internet access services for the three months ended June 30, 2003 increased by 90.0% over the comparable period in the prior year as a result of increased subscription levels both from increased market penetration in areas which it had access to in the prior year, and from new subscribers in areas to which it has expanded in the last year.  Year to date, such revenues were 85.6% higher than the prior year for the same reasons.

At June 30, 2003, CCTV reported that it had 48,672 subscribers from its broadcasting and premium television services and 6,895 subscribers for its Internet access services.  These represent increases of 38.3% and 88.2% respectively over the number of subscribers it had reported as of June 30, 2002.  As a result, subscription fees during the quarter have increased 41.8% and 107.2% for the television and Internet access services, respectively, from the prior year's first quarter.

CCTV's cost of sales for the three and six months ended June 30, 2003, increased 31.4% and 39.9%, respectively over the comparable periods in the prior year primarily as a result of utilization fees and lease of secondary node fees from COMCOR which were not present in the prior year until August 2002 and to increased depreciation expense relating to assets contributed by COMCOR in July 2002.  Prior to that time, COMCOR charged CCTV access network charges for the rental of the networks in Chertanovo and Khamovniki, which in total were approximately $261,000 lower than the utilization fees and lease of secondary node fees charged in the current year.

CCTV's general and administrative expenses for the three and six month periods ended June 30, 2003 increased 16.0%  and 7.4% respective in over the comparable year period due to higher sales commissions associated with subscriber growth, increased professional fees and increases in asset-based taxes.

Income Taxes
Income taxes have been accrued based upon estimated effective tax rates for the fiscal year, after considering valuation allowances related to the Company's ability to realize a tax benefit from its equity in the losses of Moscow Broadband and the extent of the Company's ability to utilize current year losses to recover previously paid taxes.  During the three months ended August 31, 2003, an income tax expense of $197,000 was recorded which reflects an increase of approximately $211,000 in the valuation allowance relating to the recoverability of certain deferred tax receivables.  Year to date, more tax expense for the six months ended August 31, 2003, reflects the increase in the valuation allowance and a net tax benefit from operations at an estimated effective tax rate of approximately 11.1%.

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

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2003, consolidated cash and marketable securities totaled $5,489,000 as compared to $8,088,000 as of February 28, 2003.  The decrease of $2,599,000 is primarily attributable to the use of cash to fund the Company's $3,500,000 investment in CCTV and from the use of $1,538,000 of cash in its operating activities.  In addition, $1,797,000 of cash was provided by financing activities from the proceeds of a mortgage loan less principal payments of this loan and the payment of $141,000 of preferred dividends.  Unrealized appreciation of the Company's trading portfolio of common stock totaling $684,000 during the six months increased the marketable securities balance.

The agreements which the Company entered into in May 2003 under which it proposes to acquire 100% of CCTV, require the Company to make additional cash investments in CCTV totaling $2.5 million by August 31, 2004, of which $1.0 million is expected to be made at the closing of the acquisition, which the Company expects will occur during its third fiscal quarter.

The Company's present resources, including a trading portfolio of equity securities, are not expected to be adequate for the Company to meet the CCTV funding requirements and its continuing operating expense, debt service and preferred dividend payment obligations for more than 12 months.

The agreements entered into with COMCOR contemplate the use of proceeds of a rights offering of the Company's common stock and from a private placement or other offering of Company debt or equity securities.  Such events would provide the Company with additional liquidity to support its and CCTV's business objectives.  The Company has plans to undertake capital raising activities, but there can be no assurance that such activities will be successful.  If such activities are not successful, it is more likely than not that the additional investment into CCTV will not be made, or will be made in an amount that is materially lower than provided for in the acquisition agreements.

At June 30, 2003, CCTV had approximately $1,874,000 in cash and current liabilities of approximately $3,563,000.  The Company's $3,500,000 contribution in May 2003, COMCOR's planned conversion of liabilities into CCTV equity prior to the closing of the Company's acquisition of CCTV and the Company's planned contribution of certain advances and loans from MBC to CCTV have improved and will continue to improve CCTV's financial position.  However, CCTV is still generating cash flow losses and it has plans to expand its access network by an additional approximately 70,000 homes, which will require capital expenditures estimated to be in excess of $3,000,000.  Accordingly, CCTV will remain dependent upon outside sources of cash, including the planned capital contributions to be made by the Company.  The Company's ability to make such contributions cannot be guaranteed. In addition, the adequacy of such additional cash contribution into CCTV, if made, to meet CCTV's planned cash flow obligations cannot be assured.

The following table presents the Company's contractual obligations as of August 31, 2003:

Payments Due By Period
Contractual Obligation	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years

Long term debt	$ 4,053	$ 598	$ 1,195	$ 1,195	$ 1,065
Operating leases	63	63	-	-	-

	$ 4,116	$ 661	$ 1,195	$ 1,195	$ 1,065

 Effect of New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends Statement of Financial Accounting Standards No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.  The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company is currently evaluating the effects this statement may have on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003 (our third quarter of fiscal 2004).  The Company is currently evaluating the effects this statement may have on its consolidated financial statements.

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

EQUITY SECURITY RISK
At August 31, 2003, the Company has equity risk with respect to $2,493,000 of investments in U.S. based publicly traded financial institutions held in its trading portfolio and one Ukranian-based company.

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

INTEREST RATE RISK
At August 31, 2003, Andersen Land Corp, a wholly-owned subsidiary of the Company, was obligated under a mortgage note which bears interest at 2.25% above the London Interbank Offered Rate (LIBOR), which will expose it to interest rate risk at each periodic renewal of the rate, the first of which will be in March 2004.  If the LIBOR rate increases from the current annual rate of 3.284% by 1% at renewal, the Company estimates that the interest cost of this obligation would increase by approximately $17,000 for the fiscal year ending February 28, 2005.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal control over financial reporting which have materially affected or are reasonably likely to materially affect internal control over financial reporting that occurred during the fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4.  Submission of Matters to a Vote of Security Holders

During the three months ended August 31, 2003, the Company held a combined 2002 and 2003 Annual Meeting at which the existing Board of Directors was re-elected as follows:

	FOR	%	WITHHELD	%

Oliver R. Grace, Jr.	1,233,278	95.3	61,308	4.7
Francis E. Baker	1,233,151	95.3	61,435	4.7
Peter N. Bennett	1,293,578	99.9	1,008	0.1
John S. Grace	1,233,278	95.3	61,308	4.7
Louis A. Lubrano	1,293,578	99.9	1,008	0.1
Thomas McPartland	1,293,578	99.9	1,008	0.1
James J. Pinto	1,293,578	99.9	1,008	0.1

 On September 16, 2003, John S. Grace resigned from the Company's Board of Directors.  There were no disagreements with the Company cited in Mr. Grace's resignation letter to the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

Exhibit Description

Exhibit 31.1                            Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act
Exhibit 31.2                            Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act
Exhibit 32                               Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

 On June 6, 2003, the Company filed a Form 8-K under Item 9 to report that it had issued a press release in which the Company announced that a rights offering by its 25%-owned affiliate, Moscow Broadband Communication Limited, had been canceled.  The Company also announced that the agreements reached with COMCOR to acquire control of CCTV includes a provision for the Company to use its commercially reasonable best efforts to have its own rights offering of its common stock prior to August 2004; however, the terms of any such offering have not been determined.

On July 3, 2003, the Company filed a Form 8-K under Item 9 to report that it had received a Nasdaq Staff Determination Letter indicating that the Company fails to comply with the market value of publicly-held shares requirement for continued listing, and that the Company had requested a hearing before a Nasdaq Qualification Listing Panel to review this determination.

On July 8, 2003, the Company filed a Form 8-K under Item 12 to report its results for the three months ended May 31, 2003.

On July 24, 2003, the Company filed a Form 8-K under Item 9 to report that it had received notification from the Nasdaq Staff that it had evidenced compliance with the market value of publicly-held shares requirement and that the delisting proceedings had been withdrawn.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 ANDERSEN GROUP, INC.

By: /s/ Oliver R. Grace, Jr.
Oliver R. Grace, Jr.
President and Chief Executive Officer
Date: October 15, 2003

By: /s/ Andrew M. O'Shea
Andrew M. O'Shea
Chief Financial Officer
Date: October 15, 2003