Form 10-Q
period 2003-11-30
ANDERSEN GROUP INC
filed 2004-01-14
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

OR

   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-1460

ANDERSEN GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	06-0659863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Avenue, Suite 1202, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ____   No ☒

As of January 14, 2004 there were 2,099,908 shares of the Registrant's $0.01 par value common stock outstanding.

Title	Outstanding
Common Stock, $0.01 par value per share	Authorized 15,000,000 shares; Issued 2,099,908

ANDERSEN GROUP, INC.
FORM 10-Q

Part I.  Financial Information
Item 1.  Financial Statements

 ANDERSEN GROUP, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	November 30, 2003	February 28, 2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,153	$ 6,279
Marketable securities	3,841	1,809
Accounts and other receivables less allowances of $40 and $25, respectively	202	48
Prepaid expenses and other assets	34	242

Total current assets	5,230	8,378
Property, plant and equipment, net	3,266	3,403
Prepaid pension expense	4,717	4,591
Investment in ComCor-TV	3,500	-
Investment in Moscow Broadband Communication Ltd.	1,483	1,971
Other assets	297	702

	$ 18,493	$ 19,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ 598	$ 407
Accounts payable	232	288
Other current liabilities	700	907
Deferred income taxes	538	132

Total current liabilities	2,068	1,734

Long-term debt, less current maturities	2,983	1,674
Other liabilities	456	867
Deferred income taxes	1,551	1,668

Total liabilities	7,058	5,943

Commitments and contingencies

Stockholders' equity:
Cumulative convertible preferred stock	3,497	3,497
Common stock	21	21
Additional paid-in capital	6,653	6,653
Retained earnings	1,264	2,931

	11,435	13,102

Total stockholders' equity	$ 18,493	$ 19,045

The accompanying notes are an integral part of these consolidated condensed financial statements.

ANDERSEN GROUP, INC.
Consolidated Condensed Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three months ended November 30,		Nine months ended November 30,

	2003	2002	2003	2002

Revenues	$ -	$ -	$ -	$ -

Costs and expenses:
General and administrative	658	693	2,129	1,989
Interest expense	65	65	184	201

	723	758	2,313	2,190

Investment income and other income	473	322	1,418	608

Loss from continuing operations before equity in losses of Moscow Broadband Communication Ltd., and income taxes	(250)	(436)	(895)	(1,582)
Equity in losses of Moscow Broadband Communication Ltd.	(167)	(172)	(488)	(512)

Net loss from continuing operations before income taxes	(417)	(608)	(1,383)	(2,094)
Income tax (benefit) expense	(32)	(135)	72	(551)

Net loss from continuing operations	(385)	(473)	(1,455)	(1,543)
Discontinued operations:
Income from discontinued segment, net of income taxes of $80	-	-	-	132
Gain on sale of discontinued segment, net of income taxes of $686	-	-	-	1,472

Net (loss) income	(385)	(473)	(1,455)	61
Preferred dividends	(71)	(71)	(212)	(212)

Loss applicable to common shares	$ (456)	$ (544)	$ (1,667)	$ (151)

(Loss) Earnings per common share:
Basic and diluted
Net loss from continuing operations	$ (0.22)	$ (0.26)	$ (0.80)	$ (0.83)
Income from discontinued operations	-	-	-	0.06
Gain on sale of discontinued operations	-	-	-	0.70

	$ (0.22)	$ (0.26)	$ (0.80)	$ (0.07)

The accompanying notes are an integral part of these consolidated condensed financial statements.

ANDERSEN GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months ended

	November 30, 2003	November 30, 2002

Cash flows from operating activities:
Net (loss) income	$ (1,455)	$ 61
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of Moscow Broadband Communication Ltd.	488	512
Gain on sale of JM Ney's operating assets	-	(1,472)
Gain on settlement of retiree healthcare liability	-	(142)
Depreciation, amortization and accretion	182	235
Deferred income taxes	289	(75)
Pension income	(126)	(149)
Net gains from marketable securities and investments	(1,032)	(319)
Purchases of marketable securities	(1,000)	(700)
Proceeds from sales of marketable securities	-	141
Changes in operating assets and liabilities net of charges from sale of JM Ney's net assets:
Accounts and other receivables	(154)	3,780
Inventories	-	(419)
Prepaid expenses and other assets	203	639
Accounts payable	(56)	(640)
Accrued expenses and other long-term obligations	(177)	(1,448)

Net cash provided by operating activities	(2,838)	4

Cash flows from investing activities:
Investment in ComCor-TV	(3,500)	-
Purchases of property and equipment, net	(42)	(9)
Proceeds from sale of JM Ney, net of escrow	-	10,390
Transaction expenses paid	-	(1,172)

Net cash used in investing activities	(3,542)	9,209

Cash flows from financing activities:
Principal payments on long-term debt	(500)	(499)
Proceeds from mortgage loan, net	1,966	-
Repayment of short-term debt, net	-	(2,366)
Purchase of subsidiary warrants	-	(160)
Stock options exercised	-	34
Preferred dividends paid	(212)	(212)

Net cash used in financing activities	1,254	(3,203)

Net decrease in cash and cash equivalents	(5,126)	6,010
Cash and cash equivalents - beginning of period	6,279	1,152

Cash and cash equivalents - end of period	$ 1,153	$ 7,162

The accompanying notes are an integral part of these consolidated financial statements.

ANDERSEN GROUP, INC.
Notes to Consolidated Condensed Financial Statements (unaudited)

(1)                Accounting Policies

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Andersen Group, Inc. (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 2003.  The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements.  The Company has incurred and expects in the near future to continue to incur operating losses.  Management believes that unless the Company is able to secure additional financing, its cash and cash equivalents and short-term investments will not be sufficient to enable it to meet its operating expense and debt service requirements for the next twelve months and also the funding requirements into ZAO ComCor-TV ("CCTV") as set forth in the Subscription Agreement with Moscow Telecommunications Corporation ("COMCOR") (see note 5) which it expects to enter into during the fourth quarter of the current fiscal year.  Accordingly, if this contingency has not been resolved prior to August 31, 2004, the Company expects that it may not make all of the capital contributions to CCTV which the Company will be committed to make upon the closing of the acquisition of CCTV.

The accompanying interim consolidated financial statements reflect the Company's belief that it can continue as a going concern, and its belief that CCTV can continue as a going concern which are, in turn, based on the belief that both the Company and CCTV can continue with its existing resources or upon the likelihood that additional capital resources can be obtained to support both the Company's and CCTV's operating plans.  If management's assessments are incorrect, the Company may be required to reduce the reported values of certain assets and incur additional expenses.  The accompanying interim consolidated financial statements do not provide for such loss contingencies.

Recently Issued Accounting Standards
In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), an interpretation of ARB No. 51, which requires all VIEs to be consolidated by the primary beneficiary.  The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE.  In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority.  The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003.  The consolidation requirements of this interpretation have recently been deferred and are now effective for all periods ending no later than March 15, 2004.  Because the Company believes it has no variable interest entities, it does not expect that the adoption of this new standard will have an effect on the consolidated financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends Statement of Financial Accounting Standards No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.  The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  SFAS 149 has no material effect on the Company's consolidated financial statements as of or for the period ended November 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  SFAS 150 has no material effect on the Company's consolidated financial statements as of or for the period ended November 30, 2003.

Stock-based Compensation Plans
The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for its stock-based compensation plans and has elected to continue to use the intrinsic value-based method to account for stock option grants.  The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment of Statement of Financial Accounting Standards No. 123 ("SFAS 123").  Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans.  Had the Company elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, net loss and loss per share would have been unchanged from amounts as presented because the Company has not granted any stock based compensation awards since FY01.

(2)                Investment in ComCor-TV

On May 30, 2003, the Company invested $3,500,000 into CCTV to the terms of the agreements reached with COMCOR under which the Company plans to acquire 100% of the equity interests of CCTV through the issuance of common stock to COMCOR in exchange for COMCOR's equity interest in CCTV, and the exchange of its common stock for the outstanding stock of Moscow Broadband Communication Ltd ("Moscow Broadband") that it does not already own.  The Company has recorded this investment at its cost basis.  See Note 4 for additional discussion of the proposed transactions.

(3)                Investment in Moscow Broadband Communication Ltd.

The Company records its investment in Moscow Broadband using the equity method of accounting.  The Company's fiscal year ends on February 28/29, while Moscow Broadband has a December 31 year end.  As a result, the Company's equity in Moscow Broadband's results is reported on a two-month lag.  For the nine-month periods ended November 30, 2003 and 2002, the Company recorded losses of $488,000 and $512,000, respectively, which represent its 25% interest in Moscow Broadband's losses of $1,952,000 and $2,047,000 for the nine months ended September 30, 2003 and 2002, respectively.  These losses include Moscow Broadband's 50% equity interest in the losses of CCTV for the same periods.

At November 30, 2003, the carrying value of the Company's investment in Moscow Broadband was $1,483,000, and the Company's 25% equity interest in the net assets of Moscow Broadband was $1,864,000.  The $381,000 difference is attributed to a non-depreciable asset that was contributed to CCTV and will not result in the Company accreting the difference into its consolidated results of operations.

The following presents summarized financial information for Moscow Broadband as of September 30, 2003 and December 31, 2002 and its results of operations for the three and nine month periods ended September 30, 2003 and 2002 (in thousands):

	September 30, 2003	December 31, 2002

Balance Sheet Data:
Current assets	$ 315	$ 557
Noncurrent assets	7,181	8,903

Total assets	$ 7,496	$ 9,460

Accounts payable and accrued liabilities	$ 40	$ 52
Stockholders' equity	7,456	9,408

Total liabilities and stockholders' equity	$ 7,456	$ 9,460

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Statement of Operations Data:
Net loss before equity in losses of ComCor-TV	$ (96)	$ (60)	$ (232)	$ (340)
Equity in losses of ComCor-TV	(574)	(627)	(1,720)	(1,707)

Net loss	$ (670)	$ (687)	$ (1,952)	$ (2,047)

The following presents summarized financial information for CCTV as of September 30, 2003 and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and 2002 (in thousands):

	September 30, 2003	December 31, 2003

Balance Sheet Data:
Current assets	$ 6,542	$ 6,104
Non-current assets	28,649	28,496

Total assets	$ 35,191	$ 34,510

Current liabilities	$ 3,957	$ 3,124
Non-current liabilities and minority interest	1,632	1,844
Stockholder's equity	29,602	29,542

Total liabilities and stockholders' equity	$ 35,191	$ 34,510

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Statement of Operations Data:
Subscription fees	$ 645	$ 317	$ 1,781	$ 930
Connection fees and equipment and other sales	200	126	628	378

Total revenues	845	443	2,409	1,308
Cost of revenues, including amortization of intangibles	(1,188)	(882)	(3,500)	(2,535)
Operating expenses	(701)	(823)	(2,238)	(2,259)

Loss from operations	(1,044)	(1,262)	(3,329)	(3,486)
Equity in losses of unconsolidated subsidiary	(167)	(42)	(251)	(42)
Other non-operating items, net	(7)	(12)	(6971)	(77)

Net loss before income taxes	(1,218)	(1,316)	(3,649)	(3,605)
Income tax benefit	71	64	209	193

Net loss	$ (1,147)	$ (1,252)	$ (3,440)	$ (3,412)

 (4)           ComCor-TV and Moscow Broadband Transactions

In May 2003, the Company entered into agreements with COMCOR pursuant to which the Company expects to acquire control over 100% of the equity ownership of CCTV through (i) the purchase of CCTV equity held and to be acquired by COMCOR and (ii) the acquisition of the 75% of Moscow Broadband which the Company had not previously owned.  The agreements with COMCOR call for the Company to issue 4,220,879 shares of its common stock to COMCOR in exchange for the equity of CCTV to be held by COMCOR, including the equity of CCTV to be acquired by COMCOR in exchange for the extinguishment of approximately $1,380,500 of amounts owed or expected to be owed to COMCOR from CCTV. On October 27, 2003, the Company's stockholders approved the issuance of the shares of the Company's common stock to effect the transactions, and in December 2003, the Ministry of the Russian Federation on Anti-monopoly Policy granted its approval of the transaction.  COMCOR is presently awaiting approval to allow it to directly own shares of the Company's stock, after which, if received, the company expects to be able to complete the acquisition within a matter of days.

In connection with the COMCOR agreements, the Company made a $3.5 million investment into CCTV on May 30, 2003 and upon closing the agreements, it will be committed to making; i) a $1.0 million investment in CCTV within 20 days of the closing of the acquisition of the CCTV shares; and ii) a $1.5 million investment into CCTV at the earlier of the closing of a rights offering or August 31, 2004.  The COMCOR agreements also provide for an additional  $5,829,000 of capital contributions to CCTV from the Company prior to March 31, 2005. If such contributions are not made, then the Company will be obligated to issue up to 477,994 additional shares of its common stock to COMCOR.

Pursuant to agreements signed effective April 1, 2003, COMCOR also agreed to eliminate the fee it charged CCTV for transportation network services from CCTV's utilization of the Moscow Fiber Optic Network that had been charged at the rate of 10% of CCTV's television service revenue. COMCOR also agreed to limit CCTV's payment obligations for the lease of secondary node switching stations to the lesser of i) $350 per secondary node per month as invoiced by COMCOR and ii) 20% of CCTV's television service revenues, calculated on a cumulative basis beginning January 1, 2003. At September 30, 2003, CCTV was utilizing 225 of COMCOR's secondary nodes.  To make this existing network more cost efficient, CCTV plans to reduce the use of up to 37 of these nodes within the next few months.  CCTV also plans to lease additional secondary nodes from COMCOR as further buildout of its access network occurs.

Concurrent with the closing of the proposed acquisition of CCTV equity from COMCOR, the Company intends to acquire the 75% of the MBC equity that it does not currently own in exchange for 2,250,000 shares of Company common stock. In addition to the planned $1.0 million cash investment into CCTV to be made after the closing of the transactions, to partially satisfy its additional funding requirements discussed above,  the Company also intends to contribute approximately $1,250,000 to CCTV, which is comprised of (i) the contribution of Moscow Broadband's loans and advances to CCTV; (ii) 4,402 shares of the stock of the Institute for Automated Systems; and (iii) the extinguishment of a $138,144 liability of CCTV through the issuance of 33,427 shares of the Company's common stock. Such contributions would reduce the number of shares of the Company's common stock that the Company would be obligated to issue to COMCOR, in the absence of any other qualifying contributions made by the Company to CCTV, from 477,994 to 374,941. The agreements further call for the Company to maintain the right to name four of the seven members of the Company's Board of Directors and for COMCOR to name the remaining three pursuant to the terms of a Voting Agreement to be entered into upon the closing of the transactions among COMCOR, Oliver R. Grace, Jr., the Company's President, and Francis E. Baker, the Company's Chairman, to support the continuation of the Company's control over the corporate governance of the Company for an 18-month period.

(5)           Mortgage Loan

In June 2003, Andersen Land Corp. ("Andersen Land"), a wholly-owned subsidiary of the Company formerly known as The J.M. Ney Company, entered into a seven-year $2.0 million mortgage agreement secured by Andersen Land's real estate property and an assignment of rents from the lease agreement entered into with the buyer of JM Ney's operating assets.  Andersen Land provided the proceeds of this loan to the Company to assist the Company in meeting its cash flow obligations.

(6)           Income Taxes

Income tax benefit represents an estimate of the effective income tax rate for the current fiscal year after considering valuation allowances with respect to the Company's ability to realize a tax benefit from its equity in the losses of Moscow Broadband and the extent of the Company's ability to utilize current year losses to recover previously paid income taxes.

(7)           Loss Per Share

Loss per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding.  Diluted loss per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive.   For the three and nine month periods ended November 30, 2003 and 2002, the effect of the assumed conversion of the Company's dilutive securities had an antidilutive effect on the Company's per share results from continuing operations.

	Three months ended November 30,		Nine months ended November 30,

	2003	2002	2003	2002

Calculation of basic loss per share

Numerator for basic and diluted loss per share:
Net loss	$ (456)	$ (544)	$ (1,667)	$ (151)

Denominator for basic loss per share:
Weighted average number of shares outstanding during the period	2,100	2,100	2,100	2,100
Effect of dilutive securities	-	-	-	-

Denominator for diluted loss per share	2,100	2,100	2,100	2,100

Basic loss per share	$ (0.22)	$ (0.26)	$ (0.80)	$ (0.07)

Diluted loss per share	$ (0.22)	$ (0.26)	$ (0.80)	$ (0.07)

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

In May 2003, the Company entered into agreements with COMCOR, that, upon closing, will result in CCTV becoming a wholly-owned subsidiary of the Company.  These agreements call for the issuance of 6,470,879 shares of the Company's common stock in exchange for the equity interest of CCTV to be held by COMCOR, and for the 75% of Moscow Broadband not presently owned by the Company.  On October 27, 2003, the Company obtained the approval of the Company's stockholders to issue shares of its common stock to effect the transactions.  In addition, the Company will be contingently liable to issue up to an additional 477,994 shares of its common stock if certain financing commitments are not made.

The Company also has a trading portfolio of equity investments of domestic and foreign-based companies, which at November 30, 2003 was valued at $3,841,000.

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

Investments in Moscow Broadband and CCTV
The Company records its investment in Moscow Broadband using the equity method which also requires that the carrying value of the investment be evaluated for impairment.   The Company records its investment in CCTV at cost until the closing of the transactions, at which time both investments will be included within the cost basis of CCTV as a consolidated subsidiary of the Company.  The ability for the Company to consummate the proposed transactions and the ability of CCTV to meet its obligations and to continue to grow its revenues will be determining factors in continuing impairment evaluations.  At this time, Company management believes that there should not be an impairment of these assets recorded as of November 30, 2003.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED NOVEMBER 30, 2003 VS. THREE AND NINE MONTHS ENDED NOVEMBER 30, 2002

For the nine months ended November 30, 2003 and 2002 the Company reported net loss as follows (in thousands except per share amounts):

	November 30, 2003		November 30, 2002

	Amount	Per Share	Amount	Per Share

Net loss from continuing operations	$ (1,667)	$ (0.80)	$ (1,755)	$ (0.83)
Net income from discontinued operations	-	-	132	0.06
Gain on sale of JM Ney	-	-	1,472	0.70

	$ (1,667)	$ (0.80)	$ (151)	$ (0.07)

General and Administrative Expenses
 General and administrative expenses from continuing operations increased 7.0% to $2,129,000 for the nine months ended November 30, 2003, from $1,989,000 in the comparable period in the prior fiscal year. For the three months ended November 30, 2003, these expenses totaled $658,000, which was 5.1% less than the $693,000 of general and administrative expenses incurred in the comparable three-month period in the prior fiscal year.  The year-to-date increase is due to higher deferred compensation costs attributable to increases in the value of assets in trust accounts which has also resulted in higher investment income and other income as noted later.  In addition, a gain on the settlement of post retirement liabilities realized in the prior year did not recur in the current fiscal year.  The three-month expense decrease is primarily due to lower professional fees as a result of less effort to negotiate and document the transactions which were reached in final form in May 2003, which were partially offset by increases in compensation expense.

Interest Expense
Interest expense for the nine months ended November 30, 2003 decreased 8.5% to $184,000 from $201,000 during the comparable period in the prior fiscal year.  For the three months ended November 30, 2003, interest expense totaled $65,000, which was essentially unchanged from the interest expense incurred in the comparable three-month period in the prior fiscal year.  Annual sinking fund payments of the Company's 10 1/2% convertible subordinated debenture have served to lower interest costs, which have been offset by interest on a mortgage loan which was entered into in June 2003.

Investment Income and Other Income
For the nine months ended November 30, 2003, investment income and other income totaled $1,418,000, as compared to $608,000 in the comparable period in the prior fiscal year.  For the three months ended November 30, 2003, investment income and other income totaled $473,000, as compared to $322,000 in the comparable period in the prior fiscal year.  Significant components of investment income and other income are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002

Net gains from domestic trading portfolio	$ 348	$ 206	$ 1,032	$ 311
Rental income	78	78	233	214
Interest and dividends	27	44	53	113
Ultrasonic royalties	19	13	54	37
Change in deferred compensation accounts	1	(19)	46	(67)

	$ 473	$ 322	$ 1,418	$ 608

Equity in Losses of Moscow Broadband
The Company's equity in the losses of Moscow Broadband decreased 2.9% to $167,000 for the three months ended November 30, 2003 from $172,000 in the comparable period of the prior fiscal year, and decreased 4.7% to $488,000 for the nine months then ended from $512,000 recorded in the prior fiscal year.  These represent the Company's equity in MBC's results of operations for the three and nine-month periods ended September 30, 2003 and 2002, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

MBC's operating losses	$ (96)	$ (60)	$ (232)	$ (340)
MBC's equity in CCTV's losses	(574)	(627)	(1,720)	(1,707)

Total MBC loss	$ (670)	$ (687)	$ (1,952)	$ (2,047)

Andersen equity portion - 25%	$ (167)	$ (172)	$ (488)	$ (512)

MBC's year-to-date net operating loss declined primarily due to a decrease of $75,000 in consulting costs which had been incurred during 2002 in connection with the process to try to raise additional equity for MBC.  Such cost savings were partially offset by a $35,000 decrease in interest income, due to lower cash being available for short term investments as a result of the May 2002 investment of $5 million into CCTV, and the use of cash for MBC's operating expenses.  MBC's equity in the losses of CCTV for the three months ended September 30, 2003 were reduced by 8.5% from the prior year's third quarter and were approximately 0.8% higher for the nine-month period from the prior year's comparable period.

CCTV's results of operations for the three and six months ended June 30, 2003 and 2002, and MBC's equity in these results were comprised as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Subscription fees	$ 645	$ 318	$ 1,781	$ 930
Connection fees, equipment and other revenue	200	125	628	378

Total revenues	845	443	2,409	1,308
Cost of sales	1,188	1,010	3,500	2,669

Gross margin deficit	(343)	(567)	(1,091)	(1,361)
Operating expenses	701	695	2,238	2,125

Loss from operations	(1,044)	(1,262)	(3,329)	(3,486)
Equity in losses of unconsolidated subsidiary	(167)	(44)	(251)	(44)
Other non-operating items, net	(7)	(10)	(69)	(75)

Net loss before income taxes	(1,218)	(1,316)	(3,649)	(3,605)
Income tax benefit	71	64	209	193

Net loss	$ (1,147)	$ (1,252)	$ (3,440)	$ (3,412)

MBC equity portion - 50%	$ (574)	$ (627)	$ (1,720)	$ (1,707)

CCTV's subscription fees for television and Internet access services for the three months ended September 30, 2003 increased by 104.0% over the comparable period in the prior year as a result of increased subscription levels both from increased market penetration in areas which it had access to in the prior year, and from new subscribers in areas to which it has expanded in the last year.  Year-to-date, such revenues were 91.5% higher than the prior year for the same reasons.

At September 30, 2003, CCTV reported that it had 52,643 subscribers from its broadcasting and premium television services and 7,932 subscribers for its Internet access services.  These represent increases of 38.4% and 92.9% respectively over the number of subscribers it had reported as of September 30, 2002.  As a result, subscription fees for television services for three-month and nine-month periods ended September 30, 2003 increased 69.3% and 55.8% respectively over the comparable periods in the prior year, and revenues from Internet access services for the three and nine-month periods increased 126.3% and 115.2%, respectively, over the prior year's comparable periods.  Growth of subscription fee revenues for television services and Internet access services increased only 10.3% and 2.6%, respectively, from the second quarter levels, primarily due to a higher level of seasonal disconnections in July and August, which was offset by strong subscriber growth and reconnections of inactive customers in the month of September.

CCTV's cost of sales for the three and nine months ended September 30, 2003, increased 17.6% and 31.1%, respectively over the comparable periods in the prior year primarily as a result of utilization fees and lease of secondary node fees from COMCOR which were not present in the prior year until August 2002 and to increased depreciation expense relating to assets contributed by COMCOR in July 2002 and additional network buildout.

CCTV's general and administrative expenses for the three and nine-month periods ended September 30, 2003 increased 0.9%  and 5.3% respective in over the comparable year period due to depreciation on assets contributed by COMCOR in July 2002.

Income Tax (Benefit) Expense
Income tax (benefit) expense has been accrued based upon estimated effective tax rates for the fiscal year, after considering valuation allowances related to the Company's ability to realize a tax benefit from its equity in the losses of Moscow Broadband.

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

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2003, consolidated cash and marketable securities totaled $4,994,000 as compared to $8,088,000 as of February 28, 2003.  The decrease of $3,094,000 is primarily attributable to the use of cash to fund the Company's $3,500,000 investment in CCTV and from the use of $806,000 of cash in its operating activities, net of new investments in,  and appreciation of the values of marketable securities.  In addition, $1,254,000 of cash was provided by financing activities from the proceeds of a mortgage loan less principal payments of this loan and the annual sinking fund payment of the Company's 10 ½% Subordinated Debentures and the payment of $212,000 of preferred dividends.

The agreements which the Company entered into in May 2003 under which it proposes to acquire 100% of CCTV, require the Company to make additional cash investments in CCTV totaling $2.5 million by August 31, 2004, of which $1.0 million is expected to be made at the closing of the acquisition, which the Company expects will occur during its fourth fiscal quarter.

The Company's present resources, including the trading portfolio of equity securities, are not expected to be adequate for the Company to meet the defined CCTV funding requirements and its continuing operating expense, debt service and preferred dividend payment obligations for more than 12 months.

The agreements entered into with COMCOR contemplate the use of proceeds of a private placement or other offering of Company debt or equity securities.  Such events, if they were to occur, would provide the Company with additional liquidity to support its and CCTV's business objectives.  The Company has plans to undertake capital raising activities, but there can be no assurance that such activities will be successful.  If such activities are not successful, and absent alternate sources of capital or liquidation of other assets, it is more likely than not that the additional investment into CCTV will not be made, or will be made in an amount that is materially lower than provided for in the acquisition agreements.

At September 30, 2003, CCTV had approximately $1,104,000 in cash and current liabilities of approximately $3,942,000.  However, CCTV is still generating cash flow losses and it has plans to expand its access network by an additional approximately 50,000 homes, which will require capital expenditures estimated to be in excess of $2,000,000.  Accordingly, CCTV will remain dependent upon outside sources of cash, including the planned capital contributions to be made by the Company.  The Company's ability to make such contributions cannot be guaranteed. In addition, the adequacy of any such additional cash contribution into CCTV, to meet CCTV's planned cash flow obligations cannot be assured.

Accordingly, in the absence of new sources of capital, CCTV may have to reduce portions of its planned expansion of its access network, or could fail to meet its obligations which could result in the loss of value of the Company's current and planned investment in CCTV.

The following table presents the Company's contractual obligations as of November 30, 2003. These obligations exclude requirements to provide funding to CCTV which the Company will be contractually obligated to make once it has consummated the acquisition of CCTV:

Payments Due By Period
Contractual Obligation	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years

Long term debt	$ 3,581	$ 598	$ 1,719	$ 333	$ 931
Operating leases	155	76	70	9	-

	$ 3,736	$ 674	$ 1,789	$ 342	$ 931

 Effect of New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), an interpretation of ARB No. 51, which requires all VIEs to be consolidated by the primary beneficiary.  The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE.  In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority.  The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003.  The consolidation requirements of this interpretation have recently been deferred and are now effective for all periods ending no later than March 15, 2004.  Because the Company believes it has no variable interest entities, it does not expect that the adoption of this new standard will have an effect on the consolidated financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends Statement of Financial Accounting Standards No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.  The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company is currently evaluating the effects this statement may have on its consolidated financial statements.

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

 EQUITY SECURITY RISK

At November 30, 2003, the Company has equity risk with respect to $3,836,000 of investments in publicly traded financial institutions, and it also has an equity investment in a Ukraine based utility company with a reported value of $5,000.

FOREIGN INVESTMENT RISK

At November 30, 2003, the Company had investments in CCTV and Moscow Broadband with a combined carrying value of $4,983,000, or 26.9% of total consolidated assets.  Moscow Broadband's primary asset is an investment in CCTV, a Moscow, Russia based broadband cable operator licensed to provide video, Internet and telephony to up to 1.5 million homes and businesses in Moscow. Accordingly, these investments bear the specific economic, currency and political risks of this region.

In May 2003, the Company entered into agreements which, when consummated, will result in CCTV being wholly-owned by the Company.  The consummation of these transactions will increase the concentration of both foreign investment risk and the capital risk associated with a start-up company which is experiencing operating losses and requires the commitment of funds to meet the capital expenditure needs of its business plan.  Such transactions are also expected to significantly reduce the Company's liquidity as discussed in the Liquidity and Capital Resource section of Item 2 of this report.

INTEREST RATE RISK

At November 30, 2003, Andersen Land Corp., a wholly-owned subsidiary of the Company, was obligated under a mortgage note which bears interest at 2.25% above the London Interbank Offered Rate (LIBOR), which will expose it to interest rate risk at each periodic renewal of the rate, the first of which will be in March 2004.  If the interest rate on the mortgage note increases from the current annual rate of 3.284% by 1% at renewal, the Company estimates that the interest cost of this obligation would increase by approximately $17,000 for the fiscal year ending February 28, 2005.

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

The Company records in its financial statements its 25% equity interest in MBC, whose main business is its 50% equity interest in CCTV, and also a $3,500,000 direct investment in CCTV.  The transactions with COMCOR and the shareholders of MBC described in Note (4) to the consolidated financial statements in Item 1 of this Report will result in the Company acquiring 100% of the equity interest of CCTV.  Until the transactions are consummated, the Company does not control CCTV.  Therefore, at the present time, the Company is not in a position to assure that CCTV has effective disclosure controls and procedures and internal control over financial reporting.  Management of the Company is currently working with management of CCTV to implement effective disclosure controls and procedures and internal control over financial reporting at CCTV after the consummation of the transactions.  Management has disclosed to the Company's auditors and audit committee the status of its efforts to implement effective disclosure controls and procedures and internal control over financial reporting at CCTV.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the three-months ended November 30, 2003, the Company held a Special Meeting of its stockholders at which the following proposals were voted on and approved by the stockholders:

	FOR	AGAINST	ABSTAIN
1. Approval of the issuance of common stock pursuant to the CCTV share acquisition.	1,322,277	49,470	330

2. Approval of the issuance of common stock pursuant to the MBC share acquisition.	1,322,277	49,470	330

3. Approval of an amendment to the certificate of incorporation increasing the number of authorized shares.	1,322,077	49,670	330

4. Approval of an amendment to the certificate of incorporation adopting cumulative voting the election of directors.	1,355,720	15,764	593

5. Approval of an amendment to the certificate of incorporation adopting a change in the name of the company to Moscow CableCom Corp.	1,364,437	6,987	653

6. Approval of the adoption of the Andersen Group, Inc. 2003 Stock Plan.	1,262,564	108,570	853

7. Approval of the adoption of the Andersen Group, Inc. 2003 Stock Option Plan.	1,234,758	136,866	453

Item 6.  Exhibits and Reports on Form 8-K

Exhibits required by Item 601 of Regulation S-K:

Exhibit Description

Exhibit 31.1                            Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act
Exhibit 31.2                            Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act
Exhibit 32                               Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350

(a)     Reports on Form 8-K:  During the three months ended November 30, 2003, the Company filed the following reports on Form 8-K:

On October 16, 2003, the Company filed a Form 8-K under Items 7 and 12 to report its results of operations for the three and six months ended August 31, 2003.

On October 27, 2003, the Company filed a Form 8-K under Items 7 and 9 pursuant to Regulation FD to report certain information which was being presented at the Special Meeting of Stockholders being held on that date.

On October 28, 2003, the Company filed a Form 8-K under Items 5 and 7 to report that it had issued a press release announcing the approval by Stockholders of the issuance of Common Stock to Moscow Telecommunication Corporation (COMCOR) and the stockholders of Moscow Broadband Communications Ltd (MBC) which will, when consummated, result in the acquisition of 100% of ZAO ComCor-TV (CCTV), an operator of a growing cable television and Internet access network in Moscow, Russia.  The press release also announced the approval of the change of the Company's name to Moscow CableCom Corp., which is expected to be put into effect following the closing of the acquisition of CCTV.

Subsequent to November 30, 2003, the Company filed the following report on Form 8-K:

On December 18, 2003, the Company filed a Form 8-K under Items 5 and 7 to report that it had issued a press release announcing that its planned acquisition of CCTV had been approved by the Ministry of the Russian Federation on Anti-Monopoly Policy, and that the Company expected to be able to close on the proposed acquisition by mid-January 2004.

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