Form 10-K
period 2004-02-29
MOSCOW CABLECOM CORP
filed 2004-06-16
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 29, 2004

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:  0-1460

Moscow CableCom Corp.
(Exact name of Registrant as specified in its charter)

Delaware	06-0659863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 826-8942
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 129g) of the Act:
Title of each class Common Stock, $.01 par value 10 1/2% Convertible Subordinated Debentures Due 2007

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x    No  [   ]

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

                 Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12b-2 of the Act).
                            Yes  [    ]            No x

                 The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the Registrant based upon the last price at which the common stock was sold as of August 31, 2003, as reported on The NASDAQ Stock Market, was approximately $6,004,290.  Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock who may be deemed to be an affiliate have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                 Number of shares of common stock outstanding as of May 28, 2004:  8,538,970.

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

Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "believes," "plans," "anticipates," "estimates," "expects" or similar expressions.  In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by the Company, are also forward-looking statements.  Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the industry in which the Company does business, among other things.  These statements are not guarantees of future performance and the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors.  Factors that could cause the Company actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to those discussed below and elsewhere in this Annual Report on Form 10-K, including those discussed in Item 7A of this report.

General

Moscow CableCom Corp. which was formerly known as Andersen Group, Inc. until February 24, 2004 (referred to herein as "we" or the "Company") has been incorporated under the laws of the State of Delaware since 1998.  From 1951 to 1998, the Company had been incorporated in the State of Connecticut.  As used herein, "FY04", "FY03" and "FY02" reference the fiscal years ended February 29, 2004, February 28, 2003, and 2002, respectively.  Other February fiscal year end references are similarly referred to with the appropriate "FY" designation.  For information about the Company and its subsidiaries, and the progress of the growth of our delivery of broadband cable television and Internet access services in Moscow, Russia as briefly described below, please visit our website.  Also our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments or exhibits to those reports will be made available free of charge through the Investors section of the Company's website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").  The information found on the Company's website is not part of this or any other report which the Company files with or furnishes to the SEC.

From February 1991 to March 22, 2002, the Company's activities were principally conducted in the areas of manufacturing and investments.  On March 22, 2002, the Company sold the operating assets of its manufacturing subsidiary, The J.M. Ney Company ("JM Ney"), and focused its activities on the acquisition of ZAO ComCor-TV ("CCTV"), which it completed on February 24, 2004 (the "CCTV Closing Date") through the issuance of a total of 6,250,000 shares of its Common Stock plus an additional 220,879 shares of Common Stock which are expected to be issued shortly after the first fiscal quarter of FY05.

From April 2000 through the CCTV Closing Date, the Company had an indirect investment in CCTV through its 25% equity position in ABC Moscow Broadband Communication Limited ("MBC"), a Cyprus-based limited liability company.  From April 2000 through the CCTV Closing Date, MBC had owned approximately 50% of CCTV, or had 50% voting control over CCTV with CCTV's other former shareholder, Moscow Telecommunications Corporation ("COMCOR").  CCTV is a start-up provider of cable television, high speed data transmission and Internet access services that is licensed to provide these services as well as IP telephony to 1,500,000 homes and businesses in Moscow, Russia.  CCTV utilizes COMCOR's Moscow Fiber Optic Network ("MFON") to deliver signals to its "last mile" network to its customers' homes and businesses.  This use of the MFON is subject to the terms of a 50-year agreement, which expires in 2053.

In May 2003, the Company entered into agreements (collectively, the "Stock Subscription Agreement") with COMCOR pursuant to which the Company committed to issue 4,220,879 shares of its Common Stock to COMCOR in exchange for the equity of CCTV to be held by COMCOR, including the equity of CCTV to be acquired by COMCOR in exchange for the extinguishment of approximately $1,380,000 of amounts owed to COMCOR by CCTV.  In February 2004, the Company closed on the Stock Subscription Agreement and issued 4,000,000 shares of its Common Stock to COMCOR and expects to issue an additional 220,879 shares to COMCOR shortly after the first quarter of FY05 once administrative processes to extinguish the liabilities in exchange for CCTV equity are completed.

In connection with the Stock Subscription Agreement as further amended in February 2004, the Company committed to making i) a $3.5 million cash investment into CCTV which was made in May 2003, ii) a $1.0 million investment in CCTV within 20 days of the closing of the acquisition of the CCTV shares of which $862,000 was advanced in April 2004 and the remaining approximately $138,000 was satisfied through the cash settlement of a CCTV liability in May 2003 and iii) $1.5 million investment into CCTV upon the closing of a capital raising event.  The agreements also provide for an additional  $5,829,000 of capital contributions to CCTV from the Company prior to July 31, 2005. To the extent such contributions are not made, the Company will be obligated to issue up to 477,994 additional shares of its Common Stock to COMCOR.

Pursuant to the Stock Subscription Agreement signed in May 2003, effective April 1, 2003, COMCOR and the Company renegotiated the fee COMCOR charged CCTV for transportation network services from CCTV's utilization of the MFON.  This fee had been charged at the rate of 10% of CCTV's television service revenues but was eliminated.  In addition, COMCOR agreed to allow CCTV to limit the payments of the invoices for the lease of secondary nodes, which are billed at the monthly rate of $350 per secondary node, to the lesser of the invoiced amount or 20% of the television service revenues generated through such secondary nodes through December 2005. The Company will have the option of settling up to $1.5 million of any of CCTV's accounts payable that have not been paid pursuant to the agreement through the issuance of shares of its Common Stock, the number of which will be determined based on a price of $6.25 per share.  At May 20, 2003, CCTV was leasing 234 of COMCOR's secondary nodes.  During 2003, CCTV ceased the use of 33 secondary nodes and it plans to cease the use of an additional 36 of these nodes within the next six months.  Additional secondary nodes are expected to be leased from COMCOR as further build-out of CCTV's access network occurs.

Concurrent with the closing of the acquisition of CCTV equity from COMCOR, the Company acquired the 75% of MBC equity that it had not previously owned in exchange for 2,250,000 shares of Company Common Stock. To partially satisfy its additional funding requirements discussed above, the Company intends to contribute approximately $1,279,000 to CCTV, which is comprised of its and MBC's advances to CCTV and a loan plus accrued interest payable to MBC, 4,402 shares of the stock of the Institute for Automated Systems ("IAS") and the extinguishment of a $138,000 liability of CCTV which the Company acquired through the issuance of 33,427 shares of its Common Stock effective as of the Closing Date. Such contribution would reduce the number of shares of the Company's Common Stock that the Company would be obligated to issue to COMCOR, in the absence of any other qualifying contributions made by the Company to CCTV, from 477,994 to 373,132.  In addition, the potential issuance of shares of the Company's Common Stock to satisfy any cumulative underpayment to COMCOR of fees for the lease of secondary nodes may be applied against the $5,829,000 funding requirement to further reduce the number of shares that may be issued to COMCOR.

A Voting Agreement among COMCOR, Oliver R. Grace, Jr., the Company's President, and Francis E. Baker, the Company's Chairman, was entered into on February 24, 2004 to support the continuation of the Company's control over the corporate governance of the Company through December 31, 2006.  The Voting Agreement provides for Messrs. Grace and Baker to have the right to name four of the seven members of the Company's Board of Directors and for COMCOR to name the remaining three.  In March 2004, the Company's Board of Directors was expanded to nine members.  The parties are in the process of amending the Voting Agreement to allow Messrs. Grace and Baker to name five of the nine members to the Board.

Prior to and through the CCTV Closing Date, the Company had accounted for its investment in MBC using the equity method of accounting on a two-month lag basis.  As a result of the acquisition of CCTV and MBC, the Company has consolidated their balance sheets as of December 31, 2003 into its consolidated balance sheet as of February 29, 2004, after allocating the purchase price to the fair value of their assets and liabilities.  The Company will consolidate CCTV's and MBC's results of operations commencing with the first quarter of FY05.

The Company is currently in the process of finalizing the purchase price allocation among the identifiable intangible assets and goodwill related to the February 2004 acquisition of CCTV and MBC.  Accordingly, the balance of goodwill and identified intangibles associated with the acquisition have been aggregated and disclosed as one line item in the balance sheet as of February 29, 2004.  Management believes that this allocation process will be completed in the first quarter FY05.  As a result of this allocation process, the Company expects to recognize intangible assets related to licenses for broadcast and other services and preferential rates on MFON utilizations well as goodwill on the transaction.

The Company also has made investments in the common stocks of financial institutions, primarily through the subscription for shares of the common stocks of mutual savings banks as part of their de-mutualization process.

The Company's manufacturing operations had been represented by the activities of JM Ney, which up until the sale of its operating assets effective March 22, 2002 consisted of the manufacture and sale of precious metal alloys, stamped parts and insert-molded parts which were sold to manufacturing and distribution customers in the automotive, medical and industrial electronics industries.

Financial Information about Segments

From March 2002 until the acquisition of CCTV, the Company operated as one segment and its activities primarily comprised the management of a trading portfolio of common stock, renting the real estate property in Bloomfield, CT from which JM Ney had operated and from which the purchaser of JM Ney's operating assets now operates its business, the activities surrounding the acquisition of CCTV, including the monitoring of its operations and providing management assistance, and general corporate and administrative functions.

Prior thereto, the Company's operations included JM Ney, which comprised the Electronics Segment. With the sale of JM Ney's operating assets effective March 22, 2002 and the subsequent liquidation of substantially all the net current assets of JM Ney not sold, the results of JM Ney's operations are now reflected in the Company's consolidated financial statements as discontinued operations.  Information with respect to JM Ney's results of operations and the sale of its operating assets is contained in Note 3 to the Company's consolidated financial statements, which are included herein under Item 8 "Financial Statements and Supplementary Data".

Trading Portfolio

At February 29, 2004, the Company's trading portfolio was comprised of the common stocks of seven financial institutions valued at $2,897,000.  During FY04, the Company invested a total of $1,400,000 in this portfolio, and received proceeds of approximately $1,408,000 from the sale of stocks which had a tax cost basis of $750,000 and recognized net market appreciation of $1,096,000.

Real Estate

Pursuant to the sale of JM Ney's net operating assets, the Company entered into an eight-year lease of JM Ney's manufacturing facility for which it receives rental income in monthly installments at an annual rate of $301,600 as of April 2004, with annual increases of $5,800.

ABC Moscow Broadband Communication Ltd.

From February 2000 through to the CCTV Closing Date, the Company held a 25% equity interest in MBC, which in turn, since April 2000 had held an approximate 50% ownership interest in or 50% voting control over, CCTV.  Officers and directors of the Company, including former directors, and their affiliates taken as a whole had beneficial interest in or voting control over approximately 46.9% of MBC, excluding the 25% directly held by the Company.  As an integral part of the acquisition of CCTV in February 2004, the Company acquired the 75% of MBC which it had not owned in exchange for 2,250,000 shares of the Company's Common Stock.

CCTV

Effective with the Closing Date, the Company's business plans are focused on CCTV.  CCTV is in the process of building out its "last mile" coaxial access network from COMCOR's MFON, which it leases for its products and markets.  In accordance with agreements reached in 2000 and subsequently amended, COMCOR had charged CCTV 10% of CCTV's cable television service revenues as a MFON utilization charge, as well as charging for data return service provided to CCTV's Internet customers.  Beginning in August 2002, COMCOR also began charging CCTV $350 per month per node for the lease of secondary nodes, which are switching stations for the transfer of signals from the MFON to CCTV's network.  The Stock Subscription Agreement signed in May 2003 provides for the conversion of approximately $1,380,000 of the unpaid fees for these services into CCTV equity and provides for flexible payment terms through 2005.

CCTV is a growing broadband-based cable television and Internet access company, which is licensed to pass 1.5 million dwellings in Moscow Russia.  As previously stated, in February 2004, the Company completed its acquisition of CCTV through the issuance and planned issuance of 6,470,879 shares of its Common Stock.   As of April 30, 2004, CCTV had 59,642 terrestrial subscribers, 12,466 Internet subscribers and 7,114 pay TV subscribers in a growing 177,133 homes passed network which presently covers approximately half of Moscow's Central Administrative Region and part of Moscow's Southern Region, namely Chertanovo, which are just two of Moscow's ten regions.  The network at April 30, 2004 was 40.3% larger than the 126,251 homes passed as of April 30, 2003.  The following table presents the growth of CCTV's network and subscriber base:

	December 31,			April 30,
	2001	2002	2003	2004
Homes passed	89,076	107,491	154,786	177,133
Subscriptions for:
Terrestrial television	24,111	42,101	56,395	59,642
Cable television	1,976	3,052	5,181	7,114
Internet	2,018	4,869	10,015	12,466

Subscriber levels reported by CCTV include subscribers who have de-activated their service as of a point in time and who possibly may eventually be dropped from the subscriber count as recognized churn.  During 2003, deactivated subscribers as a percent of total reported subscribers was as follows:

	High	Low	Average
Terrestrial subscribers	5.3%	2.90%	4.2%
Cable television	39.2%	18.22%	29.1%
Internet	32.4%	14.2%	21.1%

Fluctuations in the inactive levels are partially due to seasonality factors, additional new subscribers and CCTV's pattern of recognizing churn.  The number of inactive subscribers, particularly for premium services, generally increases during June, July and August, which has been a primary factor for slower revenue growth during this period.  At April 30, 2004, 1.5% of the terrestrial subscribers, 29.2% of the cable TV subscribers and 21.0% of the Internet subscribers were inactive.

CCTV has a 50-year contract for lease of the MFON, which is owned and operated by COMCOR, the Company's single largest shareholder.   The contract is for exclusive hybrid fiber coaxial ("HFC") services in the areas presently being served and a right of first refusal in the remainder of Moscow.  With a total length of over 8,000 km, the MFON is the largest metropolitan fiber optic network in Russia.  It passes within 500 meters of most apartment and office buildings in Moscow and the Moscow region.

CCTV Network
CCTV provides the "last mile" solution through its HFC network which connects the end user to the MFON.  The density of the MFON greatly reduces the distance to the end user and accordingly helps reduce last mile costs and construction time.  Recent construction has averaged approximately $65 per home passed.  Additional installation costs are for the account of the customer, which are about $17.

CCTV's HFC network has bandwidth capacity of 862 megahertz.  It can accommodate (i) both digital and analog transmission, (ii) interactive TV through the return path, and (iii) high speed data traffic ranging from 128 Mb/sec to 1,024 Mb/sec.

Business Strategy
CCTV's strategy is to leverage the capacity and capability of its broadband network to deliver multiple services to consumers and small and medium businesses while creating multiple revenue streams. CCTV believes that investment in the technological capabilities of its broadband network, the competitive value of bundled services, its commitment to customer and community service will enhance its ability to continue to grow its cable operations and offer new services to existing and new customers.

Products and Services

Cable Television
CCTV offers two types of services in cable television: terrestrial and pay TV.  The terrestrial package consists of 16 terrestrial stations and is priced at RUR 56 per month, or approximately $1.72 per month.  The pay TV service includes the terrestrial package and offers a choice of two additional packages: (i) Planet, with 17 additional channels and 18 radio channels priced at RUR 270 per month, or approximately $9.31 per month, and (ii) Constellation, with 33 additional channels priced at RUR 420 per month, or approximately $14.48 per month.    As of April 30, 2004 CCTV had 59,642 terrestrial and 7,114 pay TV subscribers, respectively.  This represents increases of 27.3% and 91.8%, respectively over subscriber levels as of April 30, 2003.  The market penetration levels of accessed homes for CCTV's terrestrial television services and its pay TV services at April 30, 2004 were 33.7% and 4.0%, respectively, as compared to market penetration levels of 37.1% and 2.9%, respectively, as of April 30, 2003.  Certain areas, or zones, had market penetration rates as high as 43.3% and 8.2%, respectively, while the newly-accessed zones had penetration levels as low as 10.6% and 2.1% respectively.  The Company expects further increases in market penetration of existing accessed homes, and to grow its subscriber base in new homes it plans on accessing in the future.

The Company has successfully completed tests of digital TV services and plans to launch the new service in the fall of 2004.

High-Speed Internet Access
CCTV offers several packages of high-speed Internet access with varying speed, data limits and prices.  These services deliver access to the Internet at speeds of up 1,024 Mb/sec and provide unique online content.  CCTV's network includes standard Internet service provider functionality, such as web page hosting for subscribers, access to Internet news groups, e-mail accounts, physical hosting, games, etc.  Among the Company's new product additions is a family of moderately priced Internet tariffs with unlimited data traffic.  CCTV considers this product to be highly competitive.  Pricing for the Internet service ranges from $16.00 to $68.00.  As of April 30, 2004, CCTV had 12,466 Internet subscribers which represents an increase of 94.0% over subscriber levels as of April 30, 2003.  The market penetration of accessed homes at April 30, 2004 was 7.0% as compared to 5.1% at April 30, 2003.   However, penetration rates within defined zones varied from 2.7% to 13.5% at April 30, 2004, and much of this variation was due to the amount of time the area had been part of CCTV's access network.  The Company believes that recent and future market penetration improvements have been and will be achieved through both newly introduced sales and marketing strategies and planned sales and marketing programs.

Voice Over IP (VOIP)
Later in 2004, CCTV is planning to launch VOIP, a phone service delivered over its infrastructure involving voice transmissions using Internet protocol, on a limited experimental basis.

Bundling
CCTV considers bundling to be an important business strategy.  A bundled customer is one who currently subscribes to both cable television and high-speed Internet access, and receives such services at a discount.  CCTV hopes to add the VOIP service to the bundle in the future.  CCTV believes that the bundle increases its operating efficiencies and provides a strong competitive advantage.  As of April 30, 2004, CCTV had approximately 3,655 bundled customers.

Customer Service
Strong customer service is a key element of CCTV's business strategy to deliver advanced communications services to its customers.  CCTV believes that high level of customer satisfaction will allow it to compete more effectively as it delivers broadband services of  analog video, high-speed Internet access and, in the near future, local and long-distance telephony, digital TV and other services.  CCTV emphasizes training as a key priority for its customer contact employees and plans a number of training seminars and workshops for them.

Programming
CCTV's terrestrial cable TV package consists of programming provided by national television networks and local broadcast television stations, including governmental and private.  The pay TV service includes a group of satellite-delivered channels in addition to the terrestrial channel line-up. While most of the channels are offered in Russian, there are channels in other languages.  CCTV's premium offer consists at present of adult programming.

Competition
Cable Television
The broadband market in Moscow is in its infancy and the competition is limited.  In addition to CCTV, there are currently three other major carriers of commercial television, and one company which has announced an intent to enter into the Moscow market.

NTV+ is the largest and most prominent commercial TV provider which offers a satellite-to-homes service and has an extensive library of attractive local content.  Certain NTV+ content is designed for a high-end group of people who are interested in special programming such as the NTV Sport Package which is sold at an extra cost.  CCTV estimates that NTV+ has approximately 100,000 subscribers in Moscow.

Kosmos TV is a commercial TV supplier employing Multipoint Microwave Distribution System ("MMDS") technology.  With much of its content in English, Kosmos-TV is widely used by hotels and the expatriate community.  CCTV believes that the number of Kosmos TV subscribers has remained relatively stable for several years and is estimated at fewer than 20,000 subscribers.

Versatel, which operates under the brand name Divo TV, delivers a pay TV package via the MMDS technology over the existing community rooftop antennas owned by Mostelecom, the City's terrestrial TV delivery system.  It is currently the only platform in Moscow which offers a limited version of the pay-per-view service.  CCTV estimates that Versatel has approximately 16,000 subscribers.

Sistema Telecom is a telecommunications arm of Sistema, a conglomerate partially owned by the City of Moscow.  MTU-Intel, a subsidiary of Sistema Telecom which operates under the trade name of "Tochka Ru" (Dot Ru)  has been providing broadband Internet services based on the ADSL technology to the business community since 2000.  In February 2004 it extended its offering of the broadband Internet services to residential customers and has recently announced plans to launch ADSL-based pay TV services in 2005.  The global communication industry does not consider the ADSL to be the platform of choice for the provision of pay TV services both in terms of its cost and functionality.  One of the key competitive advantages of MTU-Intel is its broad customer reach.  MTU-Intel is able to access virtually any home in Moscow which receives fixed line telephony services.  MTU-Intel intends to position its pay TV services as an add-on offering to its core broadband Internet business.

High-Speed Internet Access

There are currently a number of Internet service providers in Moscow both for residential and business customers.  However, the broadband service for the residential customer is a rather novel offering with a high potential.  The only major competition encountered by CCTV in the area of broadband Internet is a recent offering by MTU-Intel through the ADSL technology.  It has a $30/month broadband data residential offering with certain data traffic restrictions.  CCTV estimates that ADSL accounts for approximately 25,000 residential subscribers throughout Moscow.  A number of small companies provide Internet to local communities at moderate to low prices but without proper customer service support and professional quality control levels.  CCTV is not aware of any competitor which broadly provides and markets both video and data services.

Internet usage in Russia is growing rapidly.  A study produced by the telecom consulting firm J'Son & Partners indicates that over 15 million Russians will be using the Internet by the end of 2004.  Internet usage grew by an impressive 40% in 2003 to 11.6 million of whom over 50% went online once a week.  Although the study shows that 55% of users still use dial up, the trend is clearly toward the substitution of dial-up by broadband where available.

Community Service
The City of Moscow ("City") has an indirect ownership interest in CCTV through its 25% ownership interest in COMCOR.  CCTV expects to play a significant role in accomplishing the City's social objectives through improving the transmission of entertainment and information to its citizens.  During 2003, CCTV was selected to be a subcontractor to COMCOR for a City-sponsored program for a 10,000 homes passed network in the Zelenograd region at the City's expense.

Investment in the Institute for Automated Systems
Through CCTV and MBC, the Company owns approximately 43.5% of IAS, a provider of telephone and data transmission services to businesses in Moscow and the Moscow region.  IAS provides its customers traditional circuit-switched and VOIP local, long-distance and international calling with a full array of associated features. In addition, it offers IP, X.25 and Frame Relay data transmission services.  IAS is capable of delivering a complete integrated solution to its customers, including (i) bundled telephony and Internet services, (ii) corporate, private and regional telecommunications network design and (iii) the provision and installation of associated equipment.  IAS also has a long-standing relationship with BT Group for which IAS manages its Moscow data center.

CCTV is now considering limited commercial trials, in close cooperation with IAS, of the VOIP telephone service delivered over CCTV's HFC network.

IAS does not own any network infrastructure and leases required channels from major telecommunication service providers.  COMCOR is the largest provider of such services to IAS through the MFON.  IAS's principal physical assets include a modern telecommunications node which enables IAS to provide its wide range of services, and two office buildings in central Moscow.

COMCOR, through a 100%-owned affiliate, owns an additional 30% of IAS.  At the March 2004 extraordinary shareholder meeting, the Board of Directors of IAS authorized the placement of 650,000 additional common shares of IAS, representing a 264% increase in its current outstanding shares.  This placement will allow IAS to repay approximately $1.8 million of outstanding indebtedness to a Russian bank.  All the existing shareholders have a preemptive right with respect to their respective percentage of the additional common shares to be issued.  It is expected that an affiliate of COMCOR will be the main purchaser of the proposed share issuance.  The placement of shares is expected to take place by early July 2004.  The Company and COMCOR have entered into an agreement pursuant to which an affiliate of COMCOR will sell a portion of their shares to CCTV at a price to be mutually agreed upon, to enable CCTV to maintain an ownership interest in IAS of approximately 43%.

Legislation and Regulation
In the Russian Federation, the federal government controls the regulation of telecommunication services.   The principal legal act regulating the provision of telecommunication services is the Federal Law on Communications dated July 07, 2003, № 126-FZ.  Among other elements, the Federal Law on Communications provides for the following:

  Licensing of telecommunication services;
  Legal status of networks;
  Requirements for networks and telecommunication equipment;

  Cooperation between network operators; and
  Legal rights of and relationships between subscribers and operators.

The Law came into force on January 1, 2004. Currently the government is in the process of preparing a set of legal acts allowing for the actual implementation of the Law (Russian Government order № 1776-r of December 04, 2003).

In accordance with the current structure of the federal authority agencies (as approved by the Order #649 of the President of the Russian Federation dated May 20, 2004), the telecommunication industry is regulated by the following federal agencies:

  Transport and Communication Ministry of the Russian Federation (responsible for the adoption of standard legal acts);
  Federal Department for Supervision over Communications (responsible for the control and supervision of the telecommunication industry); and
  Federal Communication Agency (responsible for law enforcement)
  Federal Information Technologies Agency (responsible for law enforcement)

In addition to the regulation by the Federal authorities, CCTV's operations are regulated by the Moscow Law on Cable Television dated January 28 1998 #2, which specifically applies to the activity of cable TV operators in Moscow.  This law establishes (i) rules and procedures for cable TV network operations; (ii) the legal status of the industry participants; (iii) the underlying principles of their interaction with the City government, local government bodies and consumers; and (iv) protection procedures against illegal actions and infringement.

CCTV currently operates under licenses for its delivery of cable TV broadcasting services, telematic services and data transmission services which expire in August and September 2004.  The Company and CCTV fully expect that these licenses will be renewed.   CCTV also has licenses for construction engineering and construction services which were issued in August and September 2003 and expire in 2008.  The Company and CCTV similarly expect these licenses will be renewed upon their expiry.

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

Employees

As of May 20, 2004, the Company had four full-time employees in the United States and 220 employees in Moscow, Russia.  CCTV subcontracts a majority of its network build out to outside firms.  CCTV considers its relations with its employees to be satisfactory.

Executive Officers of the Company

The Executive Officers of the Company are as follows:

Name	Age	Position	Officer Since
Francis E. Baker	74	Chairman and Secretary	1959
Oliver R. Grace, Jr.	50	President and Chief Executive Officer	1990
Andrew M. O'Shea	45	Chief Financial Officer	1995
Michael Silin	47	General Director, CCTV	2004
Vitaly Spassky	29	Vice President	2004

Executive officers hold their offices at the pleasure of the Board of Directors.

Mr. Grace has been a Director of the Company since 1986 and President and Chief Executive Officer since June 1, 1997.1997.  Mr. Grace was Chairman of the Company from March 1990 to May 1997.  Mr. Grace is a director of Take-two Interactive Software Inc. and is a non-executive chairman of Redbus Interhouse plc.  Mr. Grace is a General Partner of The Anglo American Security Fund L.P.

Mr. Baker became Chairman on June 1, 1997.  He has been a Director of the Company since 1959 and was President and Chief Executive Officer from 1959 until May 1997.  Mr. Baker is also the Secretary of the Company, a position he has held since May 1997.

Mr. O'Shea has been the Company's Chief Financial Officer since December 1999.  He joined the Company in December 1995 as the Treasurer and Chief Financial Officer of JM Ney.  In March 2004, Mr. O'Shea was named as President and to the Board of Andersen Land Corp. and other less significant subsidiaries of the Company.

Mr. Silin has been General Director of CCTV since July 2001.  Mr. Silin served as Deputy General Director of CCTV from 2000 to July 2001 and Deputy General Director of COMCOR from 1995 to 2000.  Mr. Silin has a Ph.D. in Radio Engineering and is the author of a number of published scientific studies.

Mr. Spassky joined the Company in March 2004 as its Vice President and serves on the Board of Directors of CCTV.  Prior to joining the Company, Mr. Spassky worked in investment banking in the United States, Russia and the United Kingdom for Merrill Lynch; Donaldson, Lufkin & Jenrette, and most recently Credit Suisse First Boston where he served as Vice President.

ITEM 2.                PROPERTIES.

The Company's principal executive offices are located in leased office space in New York, New York.  The Company also leases office space in Windsor, Connecticut to support certain administrative activities.  The Company believes these facilities are adequate for its current and foreseeable operations.

Andersen Land Corp. (formerly JM Ney), a subsidiary of the Company, owns a 98,000 square foot facility located on 18.4 acres of land within an industrial park in Bloomfield, Connecticut, which, since March 22, 2002, has been leased to the buyer of JM Ney's operating assets under terms of an eight-year lease entered into in connection with the JM Ney asset sale.

CCTV's network is comprised of two physical components:

  Coaxial cable (trunk and distribution cables) and equipment (mostly amplifiers and directional couplers/splitters).  Trunk cables and all equipment are located inside apartment buildings, also known as multi-dwelling units.  Typically, protected areas, such as attics and basements where unauthorized access is forbidden, are selected to house the equipment.  Trunk lines are completed as overhead cables between separate buildings or as cables laid in short service tunnels between buildings;
  Rack-mounted equipment for Internet access (such as routers, up-converters, switches, servers, etc.) located at the MFON's primary nodes.

CCTV does not own any real estate properties.  To conduct it operations, the company currently leases approximately 1,424 square meters of office space in an office building owned by IAS and co-locates some of its equipment for Internet access at the MFON's primary nodes.

ITEM 3.  LEGAL PROCEEDINGS.

Morton International, Inc. v. A.E. Staley Mfg. Co. et. al. and Velsicol Chemical Corp. v. A.E. Staley Mfg. Co. et al

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

Norman D. Mass and Lois Ravage Mass v. Anchen Products, Inc. et. al. (New York State Supreme Court, County of New York, Index 101931-04)  and Loretta Brienza and Brent Brienza v. A.W. Chesterton Company et. al. (New York State Supreme Court, County of New York, Index 104076-04).

In March and April 2004, the Company's wholly-owned subsidiary, The J.M. Ney Company, now known as Andersen Land Corp., was served with a summons and a complaint in the above-captioned matters in which it and in excess of one hundred (100) other parties were named as defendants in an asbestos related civil action for negligence and product liability filed in the Supreme Court of New York in which the Plaintiffs claim damages from being exposed to asbestos and asbestos products alleged to have been manufactured or supplied by the defendants, including JM Ney's former dental division.  The plaintiffs have not provided any specific allegations of facts as to which defendants may have manufactured or supplied asbestos and asbestos products which are alleged to have caused the injuries.

The Company believes that it has insurance that potentially covers this claim and is in the process of notifying its insurance carriers to provide reimbursement of defense costs and liability, should any arise.  Based upon the answers to the interrogatories that have been supplied by the plaintiffs' attorneys, it does not appear to the Company that JM Ney manufactured the product containing asbestos that is the subject of this litigation. As of this date, the Company has no basis to conclude that the litigation may be material to the Company's financial condition or business.  The Company intends to vigorously defend the lawsuit.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the three months ended February 29, 2004, no matters were submitted to a vote of the security holders of the Company.

PART II

ITEM 5.                MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant's Common Stock is traded on The NASDAQ Stock Market ("NASDAQ") under the symbol MOCC with quotes supplied by the National Market System of the National Association of Securities Dealers, Inc.  Prior to February 26, 2004, its stock traded on NASDAQ under the symbol ANDR.

The approximate number of record holders of the Registrant's Common Stock on May 7, 2004 was 455.  The Company's high, low and closing sales prices for the Common Stock, for each full quarterly period within the two most recent fiscal years, are included below.  The stock prices shown, which were obtained from NASDAQ, represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year ended February 29, 2004	High	Low	Close
First Quarter	$4.79	$3.26	$4.26
Second Quarter	$7.50	$3.85	$5.50
Third Quarter	$6.50	$4.41	$5.30
Fourth Quarter	$9.35	$4.09	$8.50

Year ended February 28, 2003	High	Low	Close
First Quarter	$9.59	$7.22	$7.41
Second Quarter	$8.28	$3.61	$4.50
Third Quarter	$5.00	$2.36	$3.00
Fourth Quarter	$6.50	$2.01	$3.70

The Company has not paid dividends on its Common Stock since the fiscal year ended February 28, 1993, and it does not anticipate paying any dividends in the foreseeable future.

Equity Compensation Plan Information
During FY04, the Company's stockholders approved both the 2003 Stock Option Plan under which the Company can grant options to acquire up to 670,000 shares of its Common Stock, and a the 2003 Stock Plan, under which the Company can make awards of up to 330,000 shares of our Common Stock.  These plans have been adopted to provide incentives to attract and retain officers, directors and key employees.  An earlier incentive stock option plan expired during FY01.  At February 29, 2004, the outstanding options relate to options issued pursuant to the expired plan and options granted to a director during FY01 that were issued outside of a plan.  The following table sets forth a description of our equity compensation plan as of February 29, 2004:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	36,000	$ 5.53	959,000

Equity compensation plans not approved by security holders	20,000	$13.00	0
Total	56,500	$ 8.35	959,000

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

Years Ended February 28/29	2004	2003	2002	2001	2000
Interest income and other income (loss)[1]	$ 1,629	$ 914	$ 590	$ 698	$ 1,262
Loss from continuing operations[1]	(2,158)	(2,050)	(1,700)	(1,860)	(990)
Net (loss) income	(2,158)	(446)	528	(1,623)	(987)
(Loss) income applicable to common shareholders	(2,440)	(728)	242	(1,927)	(1,349)
Income (loss) from continuing operations per common share, basic and diluted	(1.12)	(1.11)	0.93	(1.06)	(0.70)
(Loss) income per common share, basic and diluted	(1.12)	(0.35)	0.12	(0.94)	(0.70)
Depreciation, amortization and interest accretion	243	293	1,581	1,589	1,466
Total assets	50,532	19,045	25,269	33,076	37,118
Total debt	3,539	2,081	4,959	13,247	15,056
Stockholders' equity	37,422	13,102	13,751	13,448	15,262
Book value per common share	4.02	4.57	4.90	4.70	5.59

1 Interest income and other income/loss, and losses from continuing operations exclude the results of operations of the Company's Electronic segment as a result of its sale in March 2002.

ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

As a result of the Company's acquisition of CCTV on February 24, 2004, the number of shares of the Company's Common Stock outstanding increased  from 2.1 million shares to approximately 8.67 million shares after considering shares which the Company is committed to issue and expects to issue during its second fiscal quarter of FY05.  The Company's consolidated financial condition also changed from previous periods as a result of the consolidation of CCTV's balance sheet.  The Company's consolidated results of operations do not reflect the consolidation of CCTV but they do include the Company's equity interest in CCTV's results of operations for the year ended December 31, 2003, which reflects the Company's indirect 12 ½% interest in CCTV's results for that period.

The Company, through CCTV, is now primarily in the business of delivering cable television, high speed data transmission and Internet access services to a growing network in Moscow, Russia through its "last mile" access to the Moscow Fiber Optic Network ("MFON").  CCTV's operations were initially funded in 2000, but active sales and marketing did not begin until 2001, and the expansion of CCTV's access network did not begin until mid-2002.  At the commencement of its operations, CCTV operated an access network of approximately 89,000 homes and small businesses to market and sell its services.  Construction of the network in areas in the Central Administrative District of Moscow expanded this access network to 154,786 homes as of December 31, 2003, which has been further increased to 177,133 as of April 30, 2004.  As a result of the increasing size of the market to which CCTV can provide its services, the number of reported subscribers and the related revenues has also increased significantly.

The Company also has a trading portfolio of equity investments of domestic companies.

From 1991 until March 22, 2002, the Company owned and operated JM Ney as its primary operating subsidiary.  The operating assets of JM Ney were sold during the first quarter of FY03 and the net current assets of JM Ney which were not sold have been liquidated.  The Company retained ownership of JM Ney's facility which it leases to the buyer of JM Ney's operating assets under terms of an eight-year lease which was negotiated in connection with the sale of JM Ney's net assets.

Due to the recent acquisition of CCTV, and the sale of JM Ney, the following discussion and analysis of the results of operations and the financial condition of the Company will not be indicative of the Company's expectations of its future results of operations.

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

Revenue Recognition

Investment income and other income are recognized when earned and is based on changes in the fair value of marketable securities and realized gains and losses.  Rental income from the lease of Andersen Land Corp.'s real estate is recognized on a straight-line basis over the term of the lease.

Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company to collect amounts due from others.

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

Prepaid Pension Expense

The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, "Employers' Accounting for Pension Plans" which provides for the delayed recognition of actuarial gains and losses that arise from differences between actual results of the plan from the actuarially calculated results based on several factors including employee mortality and turnover, investment return on plan assets and the discount rates used to record the present value of the obligations of the plan.  To the extent that unrecognized gains or losses exceed 10% of the greater of the plans projected benefit obligation or the market value of its assets, such excess is amortized over the estimated remaining service period of active employees.  The Company considers and adjusts the various assumptions utilized in the calculations such as the discount rate, future compensation growth rate and the long-term rate of return on plan assets, as market conditions warrant.

Valuation of Long-Lived Assets
Long-lived assets such as property, plant, and equipment and acquisition-related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets the Company intends to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. For assets the Company intends to dispose of by sale, a loss is recognized for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets. The Company periodically evaluates the useful lives of its property, plant, and equipment based on changes in technology, current business developments, and other industry conditions. It is reasonably possible that these assets could become impaired as a result of these factors.

Valuation of Goodwill
In accordance with SFAS No. 142, the Company completes an impairment test of goodwill annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test requires the Company to estimate the fair value of our overall business enterprise. In the absence of a current transaction for the sale of our business enterprise, we believe a discounted cash flow (DCF) model, rather than the market price of our common stock is the best technique with which to estimate the fair value of our business enterprise.  The Company has determined that we have one reporting unit for purposes of testing goodwill, and therefore, the DCF model is largely a function of the cash flows of the business enterprise.

RESULTS OF OPERATIONS

FY04 VS. FY03

During FY04, the Company incurred a net loss applicable to common shareholders of $2,440,000 or $1.12 per share, basic and diluted, as compared to a net loss for FY03 of $728,000, or $0.35 per share basic and diluted.  The FY03 results were comprised of income from discontinued operations and a gain on sale of discontinued operations of $132,000 and $1,472,000, respectively, and loss from continuing operations applicable to common shareholders of $2,332,000 or $1.11 per share.

General and Administrative Expenses
General and administrative expenses totaled $2,956,000 during FY04, which was an increase of $425,000 or 16.8% over the prior fiscal year.  Lower pension income from the Company's defined benefit pension plan ($163,000 in FY04 as compared to $265,000 in FY03), the absence of the prior year gain of $142,000 from the settlement of post-retirement health obligations, increased deferred compensation expense relating to the investment performance within trusts held for two executives, and the increased non-cash compensation from the issuance of shares of Common Stock to officers and directors, all contributed to the increase in these costs.

Interest Expense
Interest expense totaled $245,000 during FY04, which was a decrease of $11,000 or 43% from the prior fiscal year.   Lower outstanding balances on the Company's 10.5% subordinated debenture notes due to $431,000 of principal payments, contributed to the decline, which was partially offset by interest expense on a $2 million mortgage loan which was entered into in June 2003.

Investment Income and Other Income
Investment income and other income for FY04 and FY03 were comprised as follows (in thousands):

	FY04	FY03
Rental income	$ 310	$ 291
Net gain from trading portfolio	1,096	536
Ultrasonic royalty revenue	90	51
Interest and dividends	56	131
Other, net	77	(95)
	$ 1,629	$ 914

During FY04, the Company achieved market appreciation from its portfolio at the beginning of the year and from new investments in two savings banks as part of their conversion from mutual savings banks.  Other net in FY04 primarily comprises gain in deferred compensation trust accounts that experienced market losses during FY03.

Equity in Losses of Moscow Broadband Ltd.
During FY04, the Company reported $643,000 as its equity in MBC losses for the year ended December 31, 2003, as compared to an equity in MBC's losses of $712,000 for FY03.  These results reflect the Company's 25% equity ownership in MBC prior to the acquisition in February 2004 of the remaining 75% not previously owned by the Company.  MBC's results of operations for the years ended December 31, 2003 and 2002, and the Company's equity interest therein are summarized as follows (in thousands):

	FY04	FY03
Interest income	$ 17	$ 68
Administrative expenses	(316)	(487)

Net loss before equity in losses of CCTV	(299)	(419)
Equity in losses of CCTV	(2,272)	(2,429)

Net loss	$ (2,571)	$ (2,848)

The Company's 25% equity interest	$ (643)	$ (712)

MBC's interest income was lower in FY04 than in FY03 due to lower cash balances from having invested cash into CCTV during 2002 and to funds being used to meet administrative costs.  Its operating expenses were lower due to reduced professional and consulting costs.

MBC's results of operations for each of FY04 and FY03 included its 50% equity interest in the losses of CCTV.  CCTV's summarized results of operations for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	FY04	FY03
Revenue:
Subscription fees	$ 2,626	$ 1,365
Connection fees, equipment and other revenue	1,349	576
Total revenues	3,646	1,941
Cost of sales	5,000	4,031
Gross margin (deficit)	(1,354)	(2,090)
Operating expenses	3,166	2,870
Loss from operations	(4,520)	(4,960)
Equity in losses of unconsolidated subsidiary	(345)	(95)
Other non-operating items, net	(44)	(86)
Net loss before income taxes	(4,909)	(5,141)
Income tax benefit	376	283

Net loss	$ (4,545)	$ (4,858)

MBC equity portion - 50%	$ (2,272)	$ (2,429)

CCTV's Revenues
CCTV's subscription revenues during FY04 increased by 92.4% from FY03 levels as a result of increases in subscribers from marketing new homes that were newly accessed during FY04 through the continued build-out of its access network and to further market penetration to homes and businesses previously accessed.  During FY04, CCTV increased its access network from 107,491 as of December 31, 2002 to 154,786 at December 31, 2003, which is an increase of 44.0%.

CCTV's subscription fee revenue from its terrestrial and cable television services increased 60.7% from $511,000 during FY03 to $822,000 during FY04.  This revenue growth was generated by a 34.0% increase in the number of reported subscribers for its terrestrial broadcasting services, from 42,101 at December 31, 2002 to 56,395 at December 31, 2003, and from a 69.8% increase in the number of reported subscribers for its premium cable television services, from 3,052 at December 31, 2002 to 5,181 at December 31, 2003.  The number of reported subscribers does not represent the number of subscribers which are actively receiving and paying

CCTV for such services.  During 2003, an average of 4.2% of the reported number of terrestrial subscribers and 29.1% of premium cable television subscribers were inactive.

CCTV's subscription revenue from its Internet access services during 2003 totaled $1,804,000, which represents a 111.4% increase from the $853,000 of such revenues recorded during 2002.  This revenue growth was generated through an increase of Internet subscribers from 4,869 as of December 31, 2002 to 10,015 as of December 31, 2003.  During 2003, an average of 21.1 % of Internet subscribers were inactive.  Monthly ARPU during FY04 was approximately $21.26 per average active Internet subscriber.

CCTV's connection fees, equipment sales and other revenue during FY04 totaled $1,349,000, which represents an increase of 134.2% from the $576,000 of such revenue recorded during FY03.  Approximately, $875,000 of the FY04 amount related to revenues from installation charges and sales of set top boxes and cable modems, as compared to $506,000 of such revenue for FY03.  The 72.9% increase is the result of an increase in the number of new subscribers, particularly for CCTV's premium cable television and Internet access service.  In addition, during FY04, CCTV recognized $414,000 of revenue with a related gross margin of approximately 60% for service it provided as a subcontractor of COMCOR in a City of Moscow program for the build-out of approximately 10,000 homes in the Zelenograd region of Moscow.  CCTV anticipates, but is not assured of, eventually being awarded the opportunity to sell to and provide on-going cable-based services to these homes in this region.

CCTV'S Cost of Sales
CCTV's cost of sales during FY04 and FY03 were comprised as follows (in thousands):

	FY04	FY03
MFON Charges from COMCOR	$ 1,123	$ 883
Depreciation and amortization	1,879	1,411
Equipment	657	386
All other	1,340	1,351
	$ 5,000	$ 4,031

Total cost of sales as a percent of revenues was 137% during FY04 as compared to 208% in FY03.  The gross margin improvement was due to the significant increase in revenue from subscriber services which are not accompanied by high variable costs.  Gross margin before depreciation and amortization improved by $1,466,000 to $526,000 in FY04, as compared to a gross margin deficit of $679,000 in FY03.  This represents an incremental gross margin of 86% on the net increase in sales.

MFON charges from COMCOR comprise fees for the lease of secondary nodes at the monthly rate of $350 per secondary node, a 10% fee for television services which was discontinued by agreement after March 2003 and charges for Internet services.  In addition, until August 2002, when the lease of the secondary node fee was introduced, COMCOR had charged CCTV for the lease of the network, which COMCOR then contributed to CCTV. At December 31, 2003, CCTV was leasing 227 secondary nodes, as compared to 215 secondary nodes at December 31, 2002.

Equipment cost of sales grew due to increasing levels of sales of equipment due to higher subscriber growth for CCTV's premium services and also to the Zelenograd build-out project in which CCTV was a participant.

CCTV's Operating Expenses
CCTV's operating expenses increased 10.3% from the FY03 total of $2,870,000 to a total of $3,166,000 during FY04.  The expenses incurred in 2003 were 86.8% of sales as compared to the FY03 expense level which were equal to 147.9% of sales.  Increases in advertising and marketing costs, property taxes, professional fees, and wages and benefits all contributed to the overall increase in the customer base and growth in the business.

CCTV's Equity in Losses of IAS
During 2003, CCTV recorded its equity in IAS's losses for the entire year as compared to just five months of such equity in losses during 2002, which accounted for a substantial portion of the increase from $95,000 in FY03 to $345,000 for FY04.  For the year ended December 31, 2003, IAS incurred a net loss of $826,000 as compared to a loss of $538,000 for the year ended December 31, 2002.  During 2003, IAS incurred $211,000 of foreign currency translation losses and in 2002 it recorded dividends and gains totaling $145,000 from the sale of an investment.

Income Taxes An income tax benefit of $57,000 was recorded in FY04, which represents an effective tax rate of 2.6%, as compared to an income tax benefit from continuing operations of $535,000 in FY03, which represents an effective tax rate of 20.7%. The current year benefit reflects limitations of the Company's ability to carry back operating losses and the provision for valuation allowances relating to the Company's ability to realize benefits from its corporate-level losses and its equity in the losses of MBC.

Preferred Dividends
Dividends on the Company's Preferred Stock, which are paid at the annual rate of $1.50 per outstanding share,  totaled $282,000 in each of FY04 and FY03, as there were no changes in the number of outstanding shares of Preferred Stock during these periods.

FY03 VS. FY02

During FY03, the Company reported a net loss applicable to common shareholders of $728,000, or $0.35 per share, basic and diluted, as compared to net income applicable to common shareholders of $242,000, or $0.12 per share, basic and diluted, reported for FY02.  The results of FY03 were comprised of a net loss from continuing operations of $2,332,000 or $1.11 per share, basic and diluted; a gain from the sale of JM Ney's discontinued operations of $1,472,000, or $0.70 per share, basic and diluted and income from JM Ney's discontinued operations of $132,000, or $0.06 per share, basic and diluted.  For FY02, the Company's reported totals were comprised of a loss from continuing operation of $1,939,000, or $0.93 per share, basic and diluted; income from discontinued operations of $2,228,000, or $1.07 per share, basic and diluted; and a cumulative effect type accounting loss of $47,000 or $0.22 per share, basic and diluted, which relates to losses on derivative securities.

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

Interest Expense
Interest expense from continuing operations during FY03 of $256,000 represented a decrease of 31.6% from the $374,000 of interest expense incurred during FY02.  The decrease was lower average outstanding debt primarily as the result of $503,000 in principal payments of the Company's 10.5% subordinated notes.

Investment Income and Other Income
Investment income and other income for FY03 and FY02 were comprised as follows (in thousands):

	FY03	FY02
Rental income	$ 291	$ 272
Net gain from domestic trading portfolio	536	172
Net loss from Eastern European trading portfolio	-	(34)
Ultrasonic royalty revenue	51	210
Interest and dividends	131	34
Other, net	(95)	(64)
	$ 914	$ 590

Rental income during FY03 was earned from the lease of JM Ney's real estate to the purchaser of its net operating assets pursuant to an eight-year lease of this property which was entered into in connection with the JM Ney asset sale.  Rental income during FY02 was earned from the rental of office space in the Company's office building which the Company sold in December 2001.

Gains from the Company's domestic trading portfolio increased by 211.6% in FY03 primarily as a result of both realized and unrealized gains from new investments in savings banks made during FY03.  Ultrasonic royalty revenue decreased by 75.7% in FY03 due to the buyer of the Company's former Ultrasonics segment having experienced lower levels of sales of products incorporating the technology which the Company sold in FY98.

Interest and dividend income increased in FY03 primarily from the investment into short-term deposits and money market funds of the portion of the $9.2 million of   proceeds received from the sale of JM Ney's operating assets remaining after paying the liabilities not assumed by the buyer.

Other investment income (losses) primarily comprise the investment results of retirement trust accounts established for two executives for which there is an equal and offsetting affect on general and administrative expense. During FY03, these accounts declined in value as a result of the  investment performance of the trusts.

Equity in Loss of Moscow Broadband Communication Ltd.
During FY03, the Company reported $712,000 as its equity in MBC's losses for the year ended December 31, 2002, as compared to an equity loss of $671,000 for FY02 which represents the Company's 25% equity in MBC's losses for the year ended December 31, 2001.  MBC's results of operations for FY03 and FY02 and the Company's equity interest therein are summarized as follows (in thousands):

	FY03	FY02
Interest income	$ 68	$ 311
Administrative expenses	487	1,144

Net loss before equity in losses of CCTV	(419)	(833)
Equity in losses of CCTV	(2,429)	(1,852)

Net loss	$ (2,848)	$ (2,685)

Company's 25% equity interest	$ (712)	$ (671)

MBC's interest income was lower in FY03 than FY02's due to lower cash balances and lower short-term interest rates.  Administrative expenses were lower in FY03 than in FY02 because the Company did not allocate any administrative expenses to MBC in FY03, as most of the Company's activities relating to MBC and CCTV centered around the Company's plan to acquire both CCTV and MBC.  MBC incurred lower legal costs and consulting costs, as the activities in generating these costs were curtailed.

MBC's results of operations include its 50% equity in the losses of CCTV.  CCTV's summarized results of operations for the FY03 and FY02 are as follows:

	FY03	FY02
Revenues	$ 1,941	$ 1,200
Cost of revenues	$ (4,031)	$ (3,099)
Loss from operations	$ (4,960)	$ (5,101)
Net loss	$ (4,858)	$ (3,704)

MBC's 50% equity interest	$ (2,429)	$ (1,852)

During FY03, CCTV's television subscribers total increased 74.6% from 24,111 to 42,101, and its Internet customer base increased 141.3% from 2,018 to 4,869.  As a result, CCTV experienced revenue growth of 61.8%.  However, increased depreciation relating to certain of the assets contributed to CCTV by COMCOR during FY03, and charges from COMCOR for the lease of secondary nodes resulted in higher costs of sales and operating expenses which prevented any significant improvement in CCTV's operating results.  In FY02, CCTV benefited from a larger income tax benefit, so its 2002 net loss was larger than the prior year's loss.

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

Income From Discontinued Operations
During FY03, JM Ney's operations produced an after tax profit of $132,000, as compared to its net income from these operations  of $2,228,000, in FY02.  The results are not comparable because the Company operated JM Ney for less than one month during FY03 prior to its sale.  JM Ney's results of operations for FY03 and FY02 are summarized as follows (in thousands):

	FY03	FY02
Sales and revenue	$ 1,298	$ 27,894
Cost of sales	(744)	(18,690)
Operating expenses	(333)	(4,884)
Interest expense	(9)	(726)
Income tax expense	(80)	(1,366)
Net income	$ 132	$ 2,228

Preferred Dividends
Preferred dividends totaled $282,000 during FY03, as compared to $286,000 during FY02.  Conversions of Preferred Stock into Common Stock during FY02 led to the decrease.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2004, consolidated cash and marketable securities totaled $6,137,000, as compared to $8,088,000 at February 28, 2003.  During FY04, the Company used $1,696,000 of cash in its operating activities, but had a net increase of $1,088,000 in its short-term trading portfolio.  The Company used $3,691,000 of cash in investing activities, comprised primarily of amounts invested into CCTV, and its financing activities provided $1,165,000 as a result of the net proceeds of a mortgage loan, less principal payments on such loan and the Company's 10.5% subordinated debentures and the payment of preferred dividends.  The Company also acquired $1,183,000 of cash in its acquisitions of CCTV and MBC.

The Company 's consolidated cash and short-term investments are expected to be utilized to support CCTV's operations until it has reached the point at which it is generating cash from operations, to support the Company's corporate-level costs, debt service and preferred dividend requirements and to further invest in the build-out of CCTV's "last mile" access network in Moscow.

The agreements which the Company entered into with COMCOR to acquire CCTV require the Company to make defined cash contributions into CCTV, of which approximately $862,000 was made in April 2004, $1.5 million is required to be made upon the completion of a Rights Offering or other capital raising event and $5,829,000 of defined assets and cash are to be contributed by July 31, 2005.  To the extent that the last component of these contributions to CCTV are not made, the Company will be liable to issue up to 373,132 shares of its Common Stock to COMCOR after considering a reduction of the contingent amount which will be effected as a result of the planned contribution of identified assets.

The Company's consolidated balance sheet as of February 29, 2004 includes approximately $930,000 of the Company's Common Stock which will be issued in settlement of liabilities to COMCOR as contemplated in the May 23, 2003 Stock Subscription Agreement between the Company and COMCOR.

Except for rental income from the lease of JM Ney's manufacturing facility, the Company has limited sources of cash incoming to meet its operating expense and debt service requirements. The Company's anticipates the need for additional financing to support its current operations.  Currently, the Company has commitments from existing shareholders for an additional $2.1 million of funding if additional external financing is not obtained to fund the Company's current operations and believes this amount will be sufficient to finance the current level of operations for the next 12 months.

CCTV's strategy and business plan will continue to require capital investment, which the Company may not be able to obtain on favorable terms, or at all.  If the Company is not able to attract additional capital, the build out of CCTV's access network would not proceed as currently planned, which in turn, would significantly limit the ability for CCTV to increase its revenues and achieve profitability.  If the Company fails to obtain capital necessary to fund its business plan, CCTV would have to delay, change or abandon market opportunities. CCTV expects to incur significant capital expenditures in FY05 and future years. The actual amount of the funds required to finance CCTV's network build-out and other capital expenditures in future periods may vary materially from management's estimate. CCTV's purchase commitments for network equipment totaled $254,000 million as of February 29, 2004. In addition, CCTV anticipates that it will enter into material purchase commitments in the future.  The Company and CCTV also may require substantial additional capital for the development of new services and network capacity expansion. If the Company and CCTV were unable to finance their capital commitments either through cash from operations or external financing, there would be a material adverse effect on CCTV's financial condition and results of operations. The Company believes it has a reasonable basis to expect that its efforts will be sufficiently successful to enable CCTV to continue to take advantage of the market opportunities which the Company believes exist in the Moscow market, but there can be no assurances that it will be able to do so on favorable terms.

As of February 29, 2004, the Company does not expect to have to make any contributions to fund the obligations of its defined benefit pension plan.  At February 29, 2004, the recorded value of the prepaid expense relating to this plan was $4,754,000, which represents and increase of $163,000 over the prior year's amount.  Under the actuarial calculations, the plan is overfunded by $1,357,000, a decrease of $969,000 from the prior year.  In accordance with SFAS 87, the Company has not recognized net actuarial losses totaling $3,314,000.  Such losses have arisen primarily from changes in the actuarially assumed discount rate to value the plan's obligations.

The following table presents the Company's contractual obligations as of February 29, 2004:

Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$ 3,539	$ 598	$ 1,195	$ 690	$ 1,056
Operating leases	109	56	51	2	-
Total contractual cash obligations	$ 3,648	$ 654	$ 1,246	$ 692	$ 1,056

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R). Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ended after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company does not have any interest in special purpose entities or any other variable interest entities. As a result, the adoption of FIN 46R did not have any impact on MOCC results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements.  We do not have any derivative financial instruments.  The adoption of SFAS No. 149 did not have any impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, including mandatory redeemable instruments, by now requiring those instruments to be classified as liabilities in the statement of financial position.  Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  SFAS No. 150 is effective for all interim periods beginning after June 15, 2003.  The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2004, the EITF finalized Issue No. 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share."  EITF 03-06 clarifies the define of "participating securities" for the purposes of applying paragraphs 60 and 61 of SFAS 128 and provides guidance in determining when to utilize the two-class method in computing EPS.  With the application of this standard in fiscal year 2005, the Company will be required to apply this guidance to any profitable periods.  Appropriate disclosure is currently being considered.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a contingent liability with respect to a $386,000 letter of credit used by its bank to secure performance bonds issued in connection with an unresolved state income tax matter. The Company believes that its accruals are sufficient to meet any obligations that may arise from this matter.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in equity security prices, interest rates and from factors that impact equity and operational investments in Russia.

Foreign Investment Risk
The Company's  investment in CCTV is subject to currency fluctuations, and the economic and political risks associated with Russia. The Company has not entered into any derivative instruments to hedge the risks associated with this investment. These investments also bear the risk of CCTV's ability to increase its revenues through the addition of subscribers for its cable television, high-speed data transmission and Internet services. The subscriber growth is largely dependent upon CCTV's ability to build-out its access network from the MFON which it leases from COMCOR, which is largely dependent upon it receiving a sufficient amount of capital to pay for the equipment and construction costs.

Equity Risk
At February 29, 2004, the Company held common stocks of various financial institutions totaling $2,897,000, The Company bears the risk of the fluctuations of the market prices of these companies.

Interest Rate Risk
At February 29, 2004, the Company had a mortgage loan payable with a remaining principal balance of $1,889,000 which bore interest at the rate of 3.284%, which was based on the LIBOR rate in effect at the origination of the loan.  In the future, the interest rate may fluctuate with changes in the LIBOR rate. The Company estimates that a 1% change in the interest rate during FY05 would increase the interest expense by approximately $18,000.

FACTORS AFFECTING FUTURE FINANCIAL RESULTS

This Form 10-K,  the Company's Annual Report to Shareholders, any Form 10-Q or Form 8-K or any other written or oral statements made by or on the Company's behalf include forward-looking statements that reflect the Company's current views with respect to future events and financial performance.  The forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or anticipated results.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Following the initial and subsequent investments into CCTV which the Company consummated in February 2004, substantially all of the value of the Company's assets now depend on CCTV's financial condition and results of operations. Accordingly, the following discussion relates primarily to the risks and uncertainties that affect CCTV. The following factors could cause the Company's actual results to differ materially from anticipated results:

The Company may experience liquidity difficulties.
The agreements with COMCOR that were consummated in February 2004 which resulted in the acquisition of CCTV through the issuance of the Company's Common Stock to COMCOR and to the former holders of 75% of the shares of MBC, require the Company to contribute additional capital to its wholly-owned subsidiary, CCTV.  In April 2004, the Company transferred approximately $862,000 to CCTV.  Additional required contributions are contingent upon a  capital raising event;  or if they are not made by July 31, 2005, the Company is required to issue additional shares to COMCOR which would result in dilution of existing shareholders of the Company.  The Company cannot be assured of its ability to attract sufficient capital to continue to fund CCTV's operations and its growth plans, or, if it is successful in attracting capital, whether the terms of such capital would be significantly dilutive to the existing stockholders in terms of percentage ownership, book value or market value.

The Company has cash and short-term investment resources at the corporate level which are being used to meet operating expenses, debt service payments and dividends on the Company's Preferred Stock.  Without additional sources of capital, the Company is not expected to be able to invest significant additional amounts, if any, to support CCTV's operations.  Based on operating cash flow projections for FY05, the Company will require an additional $1.7 million of additional financing over the next twelve months.  Currently, the Company has commitments from existing shareholders for an additional $2.1 million of funding if additional external financing is not obtained to fund the Company's current operations. The Company believes its existing cash and short-term investment resources at the corporate level together with the financing commitments from existing shareholders are adequate to meet its requirements for the next year, but there can be no assurances that they will in fact be sufficient.

CCTV's operations, while demonstrating significant revenue growth during the last two years, is still operating at a stage in which its revenues are not sufficient to meet its cash operating expenses.  In addition, CCTV's operating plans involve the continued build-out of its access network, which will be necessary to enable it to further market its services to more homes and small businesses.   CCTV's financial resources, including the amounts recently provided by the Company are not expected to be adequate for CCTV to meet its operating objectives.  Accordingly, without new sources of capital,  CCTV's future growth could be substantially limited and its ability to realize a return on its existing asset base or even achieve profitability could be very much in question.

Risks Related to the Operation of CCTV

Because CCTV has had a limited operating history, its future performance is difficult to predict.
CCTV's business strategy has been implemented recently and although it has experienced relatively strong growth in revenues, to date CCTV's revenue growth has not been adequate to have it reach profitability or achieve positive cash flow from operations.  The growth of CCTV depends on the appeal of the services it provides to Russian consumers. CCTV's ability to establish itself in the Russian market will be affected by several factors, including the ability of CCTV or the Company to attract adequate capital to fund its operations and capital expenditures, and the ability of CCTV to continue and expand its growth rates in an increasingly competitive market. There is no assurance that CCTV will be successful in effectively implementing its business strategy and, because CCTV has had a limited operating history, investors have limited basis upon which to form an evaluation of the prospects for performance and an investment in the Company's Common Stock.

The Company cannot assure that a market for CCTV's future services will develop or that CCTV can satisfy subscriber expectations.
CCTV currently offers its subscribers a number of value-added services, such as high-speed Internet access and cable television.  It also has plans to offer, IP-based telephony and web hosting service. CCTV may not be successful in creating or competing in a market for these value-added services. In particular, the Company cannot be assured that CCTV can:

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

Our future financial results could be adversely impacted by asset impairments or other charges. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, we are required to test both acquired goodwill and other indefinite-lived intangible assets, for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment review of goodwill during the fourth quarter of each fiscal year.  We are also required to test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If our market value is less than our book value for an extended period of time, we could be required to record an impairment charge. Additionally, goodwill must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. We may also be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reason, the Company determines that the value of other assets has been impaired or we terminate a contractual commitment. The amount of any such annual or interim impairment or other charge could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

CCTV operates in a highly competitive industry. There is substantial competition in the television service industry. We expect competition to intensify as a result of the development of new technologies, products and services, wireless number portability, and as market penetration increases. Other television service providers serve each of the markets in which CCTV competes. This competition may put downward pressure on subscriber and revenue growth and profit margins. Television service providers compete principally on service area, price, service quality, and features. CCTV's ability to compete successfully will depend on its ability to anticipate and respond to various competitive factors, including service quality, coverage area, new services, service features and enhancements, changes in consumer preferences, demographic trends, economic conditions and competitors' pricing strategies.

Market prices for television services may decline in the future. CCTV anticipates that market prices for standard television services will continue to decline. CCTV expects significant competition among television service providers may continue to drive service and equipment prices lower. CCTV also expects that there will be increases in its advertising and promotional spending, along with increased demands on access to distribution channels. All of this may lead to greater choices for customers, possible consumer confusion, and increasing movement of customers between competitors, which CCTV refers to as "churn." If market prices decline, it could adversely affect CCTV's ability to grow revenue, which would have a material adverse effect on the Company's financial condition and results of operations.

Significant changes in technology or demand for television service could materially adversely affect us. The television service industry is experiencing significant technological change. This change includes:

Evolving industry standards;
Ongoing improvements in the capacity and quality of digital technology;
Shorter development cycles for new products, enhancements and changes in end-user needs and preferences;
Development of data and high bandwidth network capabilities;
Migration to next-generation services; and
Expanded availability and functionality of other competing technologies.

The pace and extent of customer demand may not continue to increase which could result in shortfalls from anticipated subscriber growth rates.  As a result, the future prospects of the industry and of  CCTV and the success of its competitive services remains uncertain. Also, alternative technologies may develop that may provide alternative service superior to that available from CCTV. Such developments could have a material adverse affect on CCTV.

CCTV may not be able to fund future capital requirements. CCTV strategy and business plan will continue to require capital investment, which the Company may not be able to obtain on favorable terms, or at all.  If the Company is not able to attract additional capital, the build out of CCTV's access network would not proceed as currently planned, which in turn, would significantly limit the ability for CCTV to increase its revenues and achieve profitability.  If the Company failed to obtain capital necessary to fund its business plan, CCTV would have to delay, change or abandon market opportunities. CCTV expects to incur significant capital expenditures in FY05 and future years. The actual amount of the funds required to finance CCTV's network build-out and other capital expenditures in future periods may vary materially from management's estimate. CCTV's purchase commitments for network equipment totaled $254,000 as of February 29, 2004. In addition, CCTV anticipates that it may enter into material purchase commitments in the future based on the availability of additional financing in the future.  The Company and CCTV also may require substantial additional capital for the development of new services and network capacity expansion. If the Company and CCTV were unable to finance their capital commitments either through cash from operations or external financing, there would have a material adverse effect on CCTV's financial condition and results of operations. The Company believes it has a reasonable basis to expect that its efforts will be sufficiently successful to enable CCTV to continue to take advantage of the market opportunities which the Company believes exist in the Moscow market, but there can be no assurances that it will be able to do so on favorable terms.

The actual amount of funds necessary to implement CCTV's  strategy and business plan may materially exceed current estimates, which could have a material adverse effect on the Company financial condition and results of operations. The actual amount of funds necessary to implement CCTV's strategy and business plan may materially exceed our current estimates in the event of various factors including: departures from our current business plan, unforeseen delays, cost overruns, unanticipated expenses, regulatory developments, engineering design changes, and technological and other risks. If actual costs do materially exceed current estimates for these or other reasons or CCTV is unable to control or reduce costs, this could have a material adverse effect on the Company's financial condition and results of operations.

Risks Related to Russia

Economic instability in Russia could adversely affect CCTV's business.
Since the end of communism in the early 1990s, Russia's economy has been undergoing a rapid transformation from a one party state with a centrally planned economy to a pluralist democracy with a market-oriented economy. This transformation has been marked by periods of significant instability.  In particular, the Russian government's decision to temporarily stop supporting the ruble in August 1998 caused the currency to collapse. At the same time, the Russian government defaulted on much of its short-term domestic debt and imposed a 90-day moratorium on foreign debt payments by Russian companies.  The Russian government subsequently entered into protracted negotiations with its creditors to reschedule the terms of its domestic and foreign debt. Thus far, these negotiations have not yielded terms favorable to Western creditors.  It is possible that Russia may default on its domestic or foreign debt in the future or take other actions that could adversely affect its financial stability.  Operating in such an economic environment makes it more difficult for CCTV to obtain and maintain credit facilities, access international capital markets and obtain other financing to satisfy CCTV's future capital needs.

The August 1998 financial crisis marked the beginning of an economic downturn that affected the entire Russian economy and resulted in Russia's equity market being the worst performing equity market in the world for 1998.  Although the Russian economy has experienced a positive trade balance in recent years, future downturns in the Russian economy are possible and could diminish demand for CCTV's services and CCTV's ability to retain existing subscribers and collect payments from them.  Future downturns in the Russian economy could also prevent CCTV from executing its growth strategy, which could cause its business to suffer.

Although there have been improvements in the economic situation in the Russian Federation in recent years, the country continues to display some characteristics of an emerging market. These characteristics include, but are not limited to, the existence of a currency that is not freely convertible in most countries outside of the Russian Federation, restrictive currency controls, and relatively high inflation.

The prospects for future economic stability are largely dependent upon the effectiveness of economic measures undertaken by the governments, together with legal, regulatory, and political developments.

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
Russia has experienced high levels of inflation since the early 1990s.  Inflation increased dramatically following the August 1998 financial crisis.  The government's history of printing money to pay back wages, pensions and some of its debt has prompted concerns of hyperinflation. Due to high inflation and other economic and political pressures, the ruble lost significant value against the U.S. dollar and other foreign currencies in 1998 and 1999. CCTV's operating results could suffer if it is unable to sufficiently increase its prices to offset increased inflation.

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

The audited financial statements of MBC as of and for the three years ended December 31, 2002 are incorporated in this report as Exhibit 99.2.

The audited consolidated financial statements of CCTV as of and for the three years ended December 31, 2002 are incorporated in this report as Exhibit 99.3

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                CONTROLS AND PROCEDURES.

 The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company's evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2004, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported as and when required.

There has been no change in the Company's internal control over financial reporting during the fourth quarter of the Company's fiscal year ended February 29, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item with respect to the identity and business experience of our executive officers, including Oliver R. Grace, Jr. and Francis E. Baker who are also directors, is set forth  in Item 1 of this report under the caption "Executive Officers of the Company".

VALENTIN V. LAZUTKIN, age 59, has been a Director of the Company since 2004.  Since August 2003, Mr. Lazutkin has been Deputy Chairman of "E-Moscow" Coordinating Council and Board of Directors.  From April 2002 to August 2003, he was Chairman of the Board of COMCOR and from March 1998 to April 2002, he was Chairman of Soyuz TV and Radio Company.  He is a member of the Russian TV Academy, International TV Academy and Russian Academy of Natural Sciences.  Mr. Lazutkin is also the Director of the Russian National TV Broadcasters Association and Russian CATV Association.

LOUIS A. LUBRANO, age 70, has been a Director of the Company since 1983.  Mr. Lubrano is currently a Senior Vice President with Gilford Securities, Incorporated, a New York City based brokerage firm.  Mr. Lubrano was formerly with Herzog, Heine, Geduld, Inc. from 1996 to 2001.

SERGEY A. MITRIKOV, age 53, has been a Director of the Company since 2004.  Since 2003 Mr. Mitrikov has been the Head of the Moscow government's Information Technologies Implementation Agency.   From 1999 to 2003, Mr. Mitrikov served in the Federal Unitary Entity Rosvooruzhemiye as Chief of Data Processing in Department and Deputy Chief of Air Defense Special Assets and Services Export Department.

THOMAS MCPARTLAND, age 45, has been a Director of the Company since April 2000. He is the majority stockholder of Convergence Media, Ltd., a consulting and investment company which he founded in October 1994, and from December 1995 to July 1999, he was the President and CEO of TCI Music, now known as Liberty Digital.  From January 2001 to December 2003, Mr. McPartland  served as  the  Chairman and member of the Board of Directors of Redwood Partners International, a pan-European executive search, strategic and financial consulting company focusing on the technology, media and telecommunications sector.    Mr. McPartland is also a member of PlantAmerica, Inc.'s  Board of Directors, a post which he has held since January 2001.  PlantAmerica  specializes in providing information resources and related technology solutions for the green industry.

JAMES J. PINTO, age 53, has been a Director of the Company since 1988.  He is President of the Private Finance Group Corp., a merchant and venture capital firm, a position he has held since 1990.

VLADIMIR A. SERDYUK, age 62, has been a Director of the Company since 2004.  Since 2001, Mr. Serdyuk has been COMCOR's  General Director's counselor on long term planning and investment, and from 1997 to 2004 he was COMCOR's Deputy General Director ..  Mr. Serdyuk is also a Director of CCTV, MBTS Bank, Integra Telecom and Center-Telco, all based in Moscow, Russia.

ALEXANDER P. VLADISLAVLEV, age 69, has been a Director of the Company since 2004. Mr. Vladislavlev is an elected member of the Russian Federation Duma (Parliament) and Chairman of its Investment Policy and Investors Rights Protection Commission.  Since 2004, Mr. Vladislavlev has been a member of the General Council of the All-Russian Party "Edimoya Rossiya" and has been the Chairman of its International Relations Commission.  From 2002 to 2003, Mr. Vladislavlev was a RF Parliament Deputy and the Chairman of the Investment Policy and Investor Rights Protection Sub-Commission.  From 1999 to 2002, he was Secretary of the Political Council of the All-Russian Political Fund "Otechestvo".

The Audit Committee is comprised of Messrs. Lubrano, Pinto and McPartland, all of whom are independent under the listing standards of the Nasdaq National Market.  The Board of Directors  has designated Mr. Lubrano as being a financial expert based upon his experience in overseeing and assessing the performance of companies with respect to the preparation and evaluation of financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, and related rules of the Securities and Exchange Commission (the "SEC") require our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Related rules of the SEC also require such persons to furnish us with copies of all reports filed pursuant to Section 16(a) of the Exchange Act.  Based solely on our review of the copies of the reports received or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, officers and stockholders owning more than 10% of the Common Stock and other equity securities were complied with during the fiscal year ended February 29, 2004.

Code of Ethics
The Company has adopted a code of ethics that applies to the Chief Executive Officer and the Chief Financial Officer which is included in this filing as Exhibit 14.  The Company has posted a copy of the code on the Company's Internet website www.moscowcablecom.com.  Copies of the code may be obtained free of charge from the Company's website at the above Internet address.  The Company intends to disclose any amendments to, or waivers from, a provision of the code of ethics that applies to the Chief Executive Officer or the Chief Financial Officer by posting such information on its website at the above address.

ITEM 11.                EXECUTIVE COMPENSATION.

The following information is provided regarding the annual and long-term compensation paid or to be paid to our Chief Executive Officer and our two other most highly compensated officers with respect to the fiscal years 2004, 2003 and 2002.

EXECUTIVE COMPENSATION

			Annual Compensation			All Other
Name and	Fiscal		Salary(1)		Bonus	Compensation(3)
Principal Position	Year		($)		($)	($)

Oliver R. Grace, Jr.	2004		71,364		-	90,096
President and Chief	2003		100,000		100,000	5,231
Executive Officer	2002		103,846		-	3,154

Francis E. Baker	2004	(2)	218,750	(2)	-	-
Chairman and Secretary	2003	(2)	250,000	(2)	-	-
	2002	(2)	250,000	(2)	-	-

Andrew M. O'Shea	2004		175,000		10,000	92,692
Chief Financial Officer	2003		164,743		50,000	53,210
	2002		155,231		-	4,868

(1)     Includes amounts of compensation deferred by the employee pursuant to the Company's 401(k) plan.

(2)     From July 2000, through mid-November 2003, Mr. Baker was compensated by MBC as a non-employee officer.  The information presented is for the indicated calendar years, which corresponds with MBC's fiscal years.

(3)     For Mr. Grace, Jr. the 2004 amount consists of contributions made by the Company in respect of its 401(k) plan and $87,500 of value relating to 12,500 shares of Common Stock issued to a deferred compensation trust for Mr. Grace's benefit. For each of 2003 and 2002 consist solely of contributions made by the Company in respect of its 401(k) plan.  For Mr. O'Shea, the 2004 amounts consist of $87,500 of value relating to 12,500 shares of Common Stock granted to Mr. O'Shea and $5,192 of contributions made by the Company in respect of its 401(k) plan; the 2003 amount consists of $48,200 paid for the repurchase of JM Ney incentive stock options and $5,010 of contributions made by the Company in respect of its 401(k) plan; and the 2002 amounts consist solely of contributions made by the Company in respect of the 401(k) plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Company did not issue any stock options to any of the named executives during the fiscal year ended February 29, 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUES

The following table sets forth certain information with respect to options/SARs exercised during fiscal year 2004 by the individuals named in the Summary Compensation Table and unexercised options to purchase Common Stock granted under the 1990 Incentive Stock Option Plan to the individuals named in the Summary Compensation Table.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End(#) Exercisable/ Unexercisable	Value of Unexercised In-the- Money Options/SARs at Fiscal Year End($) Exercisable/ Unexercisable

Oliver R. Grace, Jr.	-	-	7,500/0	$35,156/$0
Francis E. Baker	-	-	20,000/0	$45,000/$0
Andrew M. O'Shea	-	-	0/0	$0/$0

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

For the fiscal year 2004, the Compensation Committee of the Board was comprised of Messrs. James J. Pinto, Louis A. Lubrano and Thomas McPartland, independent directors.

No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries, nor does any executive officer of the Company serve as an officer, director or member of a compensation committee of any entity whose executive officer or director is a director of the Company.

PENSION BENEFITS

The following table sets forth the estimated aggregate annual benefit payable at normal retirement age for each level of remuneration specified at the listed years of service in accordance with our defined benefit plan.  The pension benefits are based on calendar year earnings and are payable in the form of a life annuity.  For calendar 2004, the maximum annual compensation limits for determining pension benefits is $205,000.

Pension Plan Table
Years of Service

Remuneration	5	10	15	20	25	30
$100,000	$ 4,225	$ 8,450	$12,675	$16,900	$21,125	$25,350
125,000	5,778	11,575	17,363	23,150	28,938	34,725
150,000	7,350	14,700	22,050	29,400	36,750	44,100
205,000	10,788	21,575	32,363	43,150	53,938	64,725

An individual's pension benefits are equal to the greater of the following two calculations: (A) .75% of final average earnings (average annual earnings for the five consecutive years of highest earnings in the employee's last 10 years of employment), plus .50% of final average earnings in excess of covered compensation (covered compensation equals the average of the Social Security wage base for the individual based upon his/her age) multiplied by the employee's years of service as a qualified employee (up to a maximum of 40 years), or (B) the sum of the individual's accrued pension benefit at December 31, 1993 calculated pursuant to (A) plus the individual's average compensation for the years since December 31, 1993 (average compensation equals the highest average annual earnings for the five consecutive years since December 31, 1993, up to a maximum, which for calendar year 2004 is $205,000 multiplied by the percentages in (A), multiplied by the number of years of service since December 31, 1993.  Pension benefits payable upon retirement are increased by a late retirement factor due to the delay in receipt of benefits if the employee continues to work after attaining the age of 65.  In addition, individuals who terminate employment after September 1, 2003 may elect a lump-sum benefit which is equal to the discounted value of the calculated monthly benefit.

Pension benefits are not reduced on account of social security benefits received by the employee.  Average earnings are the sum of the amounts shown in the columns labeled "Salary" and "Bonus" in the Summary Compensation Table.  For purposes of the Pension Plan Table, the amount used for covered compensation is for an individual born in 1957, which is roughly representative for the individuals named in the Summary Compensation Table.  The executive officers named in the Summary Compensation Table have the following years of credited service for pension plan purposes under the Table: Mr. Grace, Jr. 12 years; and Mr. O'Shea 8 years.  Mr. Baker's pension benefits were computed in accordance with (B) of the above formula and were enhanced by the late retirement factor pursuant to the Plan.  The aggregate annual benefit being paid to Mr. Baker from the Company's defined benefit pension plan is $29,913.

COMPENSATION OF DIRECTORS

During the fiscal year 2004, each non-employee director received a fee of $12,000 per year, and $500 plus reimbursement of expenses for each Board of Directors meeting attended.  All non-employee/non-officer directors that served as a chairman of a committee of our Board of Directors received additional compensation of $2,000 per year.  In addition, on February 23, 2004, Messrs. Lubrano, McPartland and Pinto each received a stock award of 5,000 shares of Common Stock.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS.

PRINCIPAL STOCKHOLDERS AND SECURITY
OWNERSHIP OF MANAGEMENT OF THE COMPANY

The following tables set forth information regarding the beneficial ownership of Common Stock, as of April 30, 2004 by each director, by each of our named executive officers described in "Executive Compensation", by persons who beneficially own 5% or more of the outstanding shares of Common Stock, and by all our directors and executive officers as a group.  The beneficial ownership information described and set forth below is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act.  It does not constitute an admission of beneficial ownership for any other purpose.

Beneficial Ownership of Common Stock
Name of Beneficial Owner	Common Stock	Exercise of Options	Conversion of Preferred Stock and 10½% Debentures	Total	Percent of Class	Preferred Stock	Percent of Class
Officers and Directors
Francis E. Baker(1)	4,515,936	20,000	1,855	4,537,791	53.6	-	-
Oliver R. Grace, Jr. (2)	5,123,874	7,500	82,399	5,213,773	61.3	12,863	6.8
Louis A. Lubrano(3)	5,000	6,000	-	11,000	*	-	-
James J. Pinto(4)	89,976	3,000	123	93,099	1.1	-	-
Thomas McPartland(5)	80,000	20,000	-	100,000	1.2	-	-
Vladimir A. Serdyuk	-	-	-	-	-	-	-
Valentin V. Lazutkin	-	-	-	-	-	-	-
Sergey A. Mitrikov	-	-	-	-	-	-	-
Alexander R. Vladislavlev	-	-	-	-	-	-	-
Andrew M. O'Shea(6)	22,626	-	-	22,626	*	-	-
Vitaly Spassky	-	-	-	-	-	-	-
Michael Silin	-	-	-	-	-	-	-
All directors and executive officers as a group (12 persons, 1 of whom holds Preferred Stock)	5,321,476	56,500	84,377	5,462,353	63.6	12,263	6.8

5% Stockholders

OAO Moskovskaya Telecommunikationnaya Korporatsiya(7) Moscow, Russia	4,756,815	-	-	4,756,815	54.9	-	-
The Bank of Butterfield(8) Rose Bank Centre 14 Bermudiana Road Hamilton Bermuda	568,885	-	51,516	620,401	7.3	16,863	9.0
West Corporation(9) Exchange House PO Box 16, 54-58 Athol St. Douglas, Isle of Man	562,449	-	4,576	567,025	6.7	-	-
Grace & White, Inc.(10) 515 Madison Avenue, Ste 1700, New York, NY	486,396	-	-	486,396	5.7	-	-

                                                    _____________________
*Represents less than one percent (1%) of the Common Stock.

(1)            Francis E. Baker has beneficial ownership of an aggregate of 4,537,791 shares of Common Stock and no shares of Preferred Stock.  Within the Common Stock held amount are 87,500 shares which are owned by Mr. Baker directly, 12,250 shares by virtue of Mr. Baker's serving as co-trustee of the Company's defined benefit retirement plan, and 58,900 shares with respect to which Mr. Baker has shared voting power as co-trustee under the Oliver R. Grace Grandchildren Trust U/R dated December 27, 1976 ("Grace Trust").  Furthermore, Mr. Baker is party to a Voting Agreement with COMCOR and Oliver R. Grace, Jr. which adds a total of 4,357,286 shares of Common Stock of which he may be deemed the beneficial owner by virtue of the shared voting control over these shares.  The above total also includes 1,855 shares of Common Stock owned by virtue of the Grace Trust's ability to convert $30,000 principal amount of our Debentures to Common Stock within a 60-day period.  Mr. Baker also holds options to acquire 20,000 shares of Common Stock within a 60-day period.   Mr. Baker disclaims beneficial ownership of such shares held in the Grace Trust.

(2)            Oliver R. Grace, Jr. has beneficial ownership of an aggregate of 5,213,773 shares of Common Stock and 12,863 shares of Preferred Stock.  Within the Common Stock held amount, 28,700 shares are held directly; 48,500 shares are held by a corporation owned by members of Mr. Grace's family; 94,556 shares are held in an individual retirement account for the benefit of Mr. Grace; 12,500 shares are held in a Rabbi Trust for the benefit of Mr. Grace; 607,938 shares are held by trusts for which Mr. Grace is a possible beneficiary; 45,000 shares are held by The Anglo American Security Funds L.P., of which Mr. Grace is a general partner; 31,500 shares are held by Diversified Long Term Growth Fund L.P., of which Mr. Grace is a general partner; 89,250 shares are held by Drake Associates L.P., of which Mr. Grace is a general partner; 7,800 shares are held by Mr. Grace as trustee for trusts for which he is not a beneficiary; 12,250 are held by virtue of his serving as co-trustee of the Company's defined benefit retirement plan and 480 shares are held by Mr. Grace's spouse.  Furthermore, Mr. Grace is party to a Voting Agreement with COMCOR and Francis E. Baker, which adds a total of 4,166,400 shares of Common Stock of which he may be deemed the beneficial owner by virtue of the shared voting control over these shares.  Mr. Grace also has beneficial ownership of 82,400 shares of Common Stock based upon the assumed conversion of 12,863 shares of Preferred Stock into 39,296 shares of Common Stock, and the conversion of $697,000 principal amount of Debentures into 43,104 shares of Common Stock.  Of the 12,863 shares of Preferred Stock, 6,000 shares are held in accounts for the benefit of Mr. Grace's children, of which he is the custodian; and 6,863 shares are held by trusts of which Mr. Grace is a possible beneficiary.  Of the $697,000 principal amount of Debentures, $247,000 are held directly by Mr. Grace; $23,000 are held in an individual retirement account for the benefit of Mr. Grace; $45,000 are held by Mr. Grace's spouse and $382,000 are held by The Anglo American Security Funds L.P., of which Mr. Grace is a general partner.  Mr. Grace also holds stock options to acquire an additional 7,500 shares of Common Stock which may be issued to him within a 60-day period.    Mr. Grace, Jr. disclaims beneficial ownership of all shares owned by his spouse, by him as trustee for the benefit of family members and others, by his children, and by The Anglo American Security Fund L.P., Drake Associates L.P. and Diversified Long Term Growth Fund L.P. described herein.

(3)            Louis A. Lubrano has beneficial ownership of 11,000 shares of Common Stock and no shares of Preferred Stock.  Mr. Lubrano holds 5,000 shares directly and holds stock options to acquire 6,000 shares of Common Stock within a 60-day period.

(4)            James J. Pinto has beneficial ownership of 93,099 shares of Common Stock and no shares of Preferred Stock.  Of the Common Stock amount, 89,976 shares are held directly and 123 shares are beneficially owned by virtue of Mr. Pinto's ability to convert $2,000 principal amount of the Debentures to Common Stock.  Also included in the figure set forth in the table are stock options to acquire 3,000 shares of Common Stock within a 60-day period.

(5)            Thomas McPartland holds 80,000 shares of Common Stock directly and holds non-qualified stock options to acquire 20,000 shares of Common Stock within a 60-day period.

(6)            Andrew M. O'Shea has beneficial ownership of 22,626 shares of Common Stock and no shares of Preferred Stock.  Of the Common Stock amount, 21,700 shares are held directly, and 926 shares are held in our 401(k) Plan.

(7)            OAO Moskovskaya Telecommunikationnaya Korporatsiya ("COMCOR") has beneficial ownership of 4,756,815 shares of our Common Stock which is comprised of 4,000,000 shares which are held directly and 220,879 shares which are expected to be issued within 60 days in exchange for the equity securities of CCTV which are in the process of being issued to COMCOR in connection with the settlement of approximately $1,380,000 of CCTV's liabilities to COMCOR.  COMCOR also has shared voting control over 535,936 shares beneficially owned by Francis E. Baker and Oliver R. Grace, Jr., which are subject to the terms of a Voting Agreement entered into among the parties.

(8)            The Bank of Butterfield (the "Bank") has beneficial ownership of an aggregate 620,401 shares of Common Stock and 16,863 shares of Preferred Stock as trustee of various trusts.  Of the Common Stock amount, 568,885 shares are held directly and 51,516 shares are held by virtue of the Bank's ability, as trustee, to convert 16,863 shares of the Preferred Stock to Common Stock within a 60-day period.

(9)            The West Corporation ("West Corp.") has beneficial ownership of an aggregate of 567,025 shares of Common Stock, as trustee of various trusts, and no shares of Preferred Stock.  Of the Common Stock amount 562,449 shares are held directly and 4,576 shares by virtue of the ability of West Corp. to convert $74,000 principal amount of the Debentures to Common Stock within a 60-day period.

(10)      Grace & White reported having sole disposition power with respect to 486,396 shares of Common Stock.  Within its holdings are 188,535 shares are held in various trusts at the Bank of Butterfield and West Corp. and 58,900 shares which are held in a trust for which Francis E. Baker has voting power as co-trustee.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

From July 2000 through mid-November 2003, Francis E. Baker, our Chairman and Secretary, was compensated directly by MBC in monthly payments at the annual rate of $250,000.

During the fiscal year ended February 29, 2004, the Company accrued a total of $190,000 in legal fees to an entity controlled by Oliver R. Grace, Jr. the Company's CEO and President for services provided by Thomas L. Seifert who was an employee of this entity. Such legal fees were determined net of credits for Mr. Seifert's use of office space in the Company's corporate headquarters.

At February 29, 2004, the Company had recorded liabilities to COMCOR totaling $1,815,000.  Of this amount, the liability with a historic value of $1,380,000 was reduced by $451,000 to bring it to the fair value which approximates the fair value of 220,879 shares common shares of the Company that are committed to be issued to satisfy this liability in accordance with terms of the CCTV acquisition agreements.  Such amounts were incurred by CCTV for lease of secondary nodes and signal delivery and data network services.  At February 29, 2004, this amount was secured by a pledge of certain assets, which will be removed as a result of the completion of the Company's purchase of COMCOR's ownership of CCTV.  The Company and COMCOR have agreements which provide for payments of certain services based upon the amount of television service revenues earned.  If such defined payments are not adequate to reduce accrued liabilities as of the end of December 2005, the Company has the option of paying up to $1.5 million of such accrued balance with up to 240,000 shares of its Common Stock.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table sets forth the fees incurred by the Company for the services of PricewaterhouseCoopers during the fiscal years ended February 29, 2004 and February 28, 2003:

	2004	2003
Audit fees	$236,000	$163,000
Tax fees	30, 550	30,000
All other fees	-	-
	$266,550	$193,000

Audit fees consist of service rendered to the Company, its subsidiaries and MBC for the audits of the Company's and MBC's annual financial statements, review of the Company's quarterly financial statements, consents, assistance with and review of documents filed with the Securities and Exchange Commission, consent letters and statutory audits.

Tax fees consist of tax compliance, tax consultations, tax examination assistance and tax preparation.

The Audit Committee's pre-approval policies and procedures related to products and services provided by its registered public accounting firm are set forth in the Audit Committee Charter of the Company and require advance approval of our independent auditors for any non-audit services which in the aggregate exceed 5% of total fees paid by the Company during the year if they were not recognized as non-audit services at the time of engagement of the accounting firm and are approved by the Audit Committee before completion of the audit.  All of the Audit Fees, Audit-Related Fees and Tax Fees were pre-approved by the Audit Committee for each of the two fiscal years ended February 29, 2004 and February 28, 2003.

PART IV

ITEM. 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a)(1)                Consolidated Financial Statements applicable to the Registrant are contained in Item 8.

(a)(2) Consolidated Financial Statement Schedule

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

3.1(a)	Certificate of Amendment filed October 27, 2003 to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1(a) to the Registrant's Current Report on Form 8-K filed on February 27, 2004 (Commission File No. 0-1460).
3.1(b)	Certificate of Amendment filed November 4, 2003 to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1(b) to the Registrant's Current Report on Form 8-K filed on February 27, 2004 (Commission File No. 0-1460).
3.1(c)	Certificate of Amendment filed February 24, 2004 to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1(c) to the Registrant's Current Report on Form 8-K filed on February 27, 2004 (Commission File No. 0-1460).
3.2

By-laws of the Registrant for the State of Delaware incorporated herein by reference to Exhibit 3 (II) to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1999 (Commission File No. 0-1460).

4.1

Indenture, dated as of February 26, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee, in respect of $4,311,000, aggregate principal amount, 10 1/2% Convertible Subordinated Debentures Due 2007, incorporated herein by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1998 (Commission File No. 0-1460).

10.1

Andersen Group, Inc. Incentive and Non-Qualified Stock Option Plan, incorporated by reference to Appendix B to the Registrant's Post-Effective Amendment No. 1 to Form S-8 (File No. 333-17659) filed February 27, 1997.

10.2

Andersen Group, Inc. 2003 Stock Plan incorporated by reference to Appendix G to Registrant's Definitive Proxy Statement for Special Meeting of Stockholders held October 27, 2003, filed October 14, 2003 (Commission File No. 0-1460).

10.3

Andersen Group, Inc. 2003 Stock Option Plan incorporated by reference to Appendix H to Registrant's Definitive Proxy Statement for Special Meeting of Stockholders held October 27, 2003, filed October 14, 2003 (Commission File No. 0-1460).

10.4

Deferred Compensation Agreement, entered into as of September 30, 1992, by and between the Registrant and Francis E. Baker, incorporated herein by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995 (Commission File No. 0-1460).

10.5

Lease Agreement between The J.M. Ney Company as Landlord and Deringer Mfg. Company as Tenant dated March 26, 2002, incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on April 5, 2002 (Commission File No. 0-1460).

10.6

Open-End Mortgage and Security agreement dated June 18, 2003 between Sovereign Bank and Andersen Group, Inc., incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on July 8, 2003 (Commission File No. 0-1460).

10.7	Stock Subscription Agreement between Andersen Group, Inc. and Moskovskaya Telecommunikatsionnaya Corporatsiya, incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on May 28, 2003 (Commission File No. 0-1460)..
10.8	Letter Agreement between Andersen Group, Inc. and Moskovskaya Telecommunikatsionnaya Corporatsiya dated February 27, 2004, incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on February 27, 2004 (Commission File No. 0-1460).
10.9

Voting Agreement by and among Moskovskaya Telecommunikatsionnaya Corporatsiya, Oliver Grace, Jr., Francis E. Baker and Andersen Group, Inc. dated February 24, 2004, incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on February 27, 2004 (Commission File No. 0-1460).

14	Code of Ethics for the Chief Executive Officer, Chief Financial Officer and all Accounting and Financial Personnel.*
21	Subsidiaries of the Registrant.*.
23.1	Consent of Independent Accountants.*
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
99.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.2	Audited financial statements for the year ended December 31, 2002 of ABC Moscow Broadband Communication Limited included in response to Item 8 of this Annual Report, incorporated by reference to pages 41 to 48 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 2003 (Commission File No. 0-1460).
99.3	Audited financial statements for the year ended December 31, 2002 of Closed Joint Stock Company COMCOR-TV included in response to Item 8 of this Annual Report, incorporated by reference to pages 41 to 48 of the Registrant's Annual Report on Form 10-K for the year ended February 28, 2003 (Commission File No. 0-1460).

(b)	Reports on Form 8-K.
During the three months ended February 29, 2004, the Company filed the following reports on Form 8-K:
30
On December 18, 2003, the Company filed a Form 8-K under Items 5 and 7 to report that it had issued a press release announcing that its planned acquisition of CCTV had been approved by the Ministry of the Russian Federation on Anti-Monopoly Policy.

On January 14, 2004, the Company filed a Form 8-K under Items 7 and 12 to report it had issued a press release announcing its results of operations for the three and nine months ended November 30, 2003.

On January 20, 2004, the Company filed a Form 8-K under Items 5 and 7 to report that it had issued a press release announcing operating progress at CCTV as of December 31, 2003 in terms of growth of the access network and increases in subscribers and revenue from subscriber services.

On February 27, 2004, the Company filed a Form 8-K under Items 2 5 and 7 to report that it had completed the acquisition of CCTV.

Subsequent to February 29, 2004, the Company filed the following reports on Form 8-K.

On March 15, 2004, the Company filed a Form 8-K under Items 5 and 7 to report that it had issued a press release announcing the election of four individuals to its Board of Directors and the resignation of one director.

On April 5, 2004, the Company filed a Form 8-K under Items 5 and 7 to report that it had issued a press release announcing the redemption of 35,000 shares of its Preferred Stock.

On April 13 2004, the Company filed a Form 8-K under Items 5 and 7 to report that it had issued a press release announcing operating progress at CCTV as of March 31, 2004 in terms of growth of the access network and increases in subscribers and revenue from subscriber services.

On May 10, 2004, the Company filed a Form 8-K/A under Item 7 to report the financial information required with respect to CCTV and MBC and financial information for the Company reflecting its pro forma consolidated balance sheet as of November 30, 2003 and its pro forma results of operations for the year ended February 28, 2003 and the nine months ended November 30, 2003 showing the possible effects of the acquisitions of CCTV and MBC which were consummated on February 24, 2004.

On June 14, 2004, the Company filed a Form 8-K under Items 5 and 7 to report that it had issued a press release announcing an agreement between CCTV and NTV-Plus pursuant to which CCTV will offer its customers premium television content offered by NTV-Plus.

*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1924, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 15, 2004.

MOSCOW CABLECOM CORP.	MOSCOW CABLECOM CORP.
Registrant	Registrant

/s/ Oliver R. Grace, Jr.	/s/ Andrew M. O'Shea
Oliver R. Grace, Jr.	Andrew M. O'Shea
Principal Executive Officer	Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Francis E. Baker	Chairman, Secretary and Director	June 15, 2004
Francis E. Baker

/s/ Oliver R. Grace, Jr.	President, Chief Executive Officer and Director	June 15, 2004
Oliver R. Grace, Jr.

/s/ Valentin V. Lazutkin	Director	June 15, 2004
Valentin Lazutkin

/s/ Louis A. Lubrano	Director	June 15, 2004
Louis A. Lubrano

/s/ Thomas McPartland	Director	June 15, 2004
Thomas McPartland

/s/ Sergey A. Mitrikov	Director	June 15, 2004
Sergey Mitrikov

/s/ James J. Pinto	Director	June 15, 2004
James J. Pinto

/s/ Vladimir A. Serdyuk	Director	June 15, 2004
Vladimir Serdyuk

/s/ Alexander R. Vladislavlev	Director	June 15, 2004
Alexander Vladislavlev

/s/ Andrew M. O'Shea	Principal Financial and Accounting Officer	June 15, 2004
Andrew M. O'Shea

MOSCOW CABLECOM CORP.
Consolidated Balance Sheets
February 29, 2004 and February 28, 2003
(in thousands, except per share data)

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$ 3,240	$ 6,279
Marketable securities (Note 5)	2,897	1,809
Accounts and other receivables, less allowance for doubtful accounts of $40 in 2004 and $25 in 2003	124	48
Inventories (Note 6)	793	-
Taxes receivable	1,396	-
Prepaid expenses and other current assets	154	242
Total current assets	8,604	8,378
Property, plant and equipment, net (Note 7)	13,552	3,403
Construction in progress and advances	5,209	-
Prepaid pension expense	4,754	4,591
Intangible assets and Goodwill (Note 4, 8)	10,071	-
Investment in Institute for Automated Systems (Note 9)	7,894	-
Investment in Moscow Broadband Communication Ltd.	-	1,971
Other assets	448	702
Total assets	$ 50,532	$ 19,045
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt (Note 11)	$ 598	$ 407
Payable to affiliate	1,824	-
Accounts payable	880	288
Accrued liabilities (Note 10)	1,565	907
Deferred income taxes (Note 12)	614	132
Total current liabilities	5,481	1,734
Long-term debt, less current maturities (Note 11)	2,941	1,674
Other long-term obligations	625	867
Deferred income taxes (Note 12)	4,063	1,668
Total liabilities	13,110	5,943
Commitments and contingencies (See Notes 20 and 21)
Stockholders' equity:
Cumulative convertible preferred stock, no par value; authorized 800,000 shares; 188,006 shares issued and outstanding in 2004 and 2003; liquidation preference $18.75 per share (Note 13)	3,497	3,497
Common stock, $.01 par value; authorized 15,000,000 shares; issued and outstanding 8,430,335 shares in 2004 and 2,099,908 shares in 2003	84	21
Additional paid-in capital	33,350	6,653
Retained earnings	491	2,931
Total stockholders' equity	37,422	13,102
Total liabilities and stockholders' equity	$ 50,532	$ 19,045

The accompanying notes are an integral part of these consolidated financial statements.

MOSCOW CABLECOM CORP.
Consolidated Statements of Operations
 Years ended February 29, 2004, February 28, 2003 and February 28, 2002
(in thousands, except per share data)

	2004	2003	2002

Revenues	$ -	$ -	$ -

Costs and expenses:
General and administrative	2,956	2,531	1,956
Loss on sale of real estate	-	-	197
Interest expense	245	256	374
	3,201	2,787	2,527
Investment income and other income	1,629	914	590
Loss from continuing operations before equity in losses of unconsolidated subsidiary, income taxes and cumulative effect-type accounting adjustment	(1,572)	(1,873)	(1,937)
Equity in losses of Moscow Broadband Communication Ltd.	(643)	(712)	(671)
Loss from continuing operations before income taxes and cumulative effect-type accounting adjustment	(2,215)	(2,585)	(2,608)
Income tax (benefit)	(57)	(535)	(955)
Net loss from continuing operations before cumulative effect-type accounting adjustment	(2,158)	(2,050)	(1,653)
Cumulative effect-type accounting adjustment - loss on derivative securities, net of income tax	-	-	(47)
Net loss from continuing operations	(2,158)	(2,050)	(1,700)
Net income from discontinued operations, net of income taxes of $80 and $1,366, respectively	-	132	2,228
Gain on sale of discontinued segment, net of income taxes of $686 (Note 3)	-	1,472	-
Net (loss) income	(2,158)	(446)	528
Preferred dividends	(282)	(282)	(286)
(Loss) income applicable to common shareholders	$(2,440)	$(728)	$ 242
Income (loss) per common share:
BASIC AND DILUTED:
Net income (loss) from continuing operations before cumulative effect-type accounting adjustments	$(1.12)	$(1.11)	$ (0.93)
Cumulative effect-type accounting adjustment	-	-	(0.02)
Income from discontinued operations	-	.06	1.07
Gain on sale of discontinued segment	-	.70	-
	$(1.12)	$(0.35)	$ 0.12

The accompanying notes are an integral part of these consolidated financial statements.

MOSCOW CABLECOM CORP.
Consolidated Statements of Changes in Stockholders' Equity
Years ended February 29, 2004, February 28, 2003 and February 28, 2002
(in thousands, except per share data)

	2004		2003		2002
	Outstanding		Outstanding		Outstanding
	Shares	Amount	Shares	Amount	Shares	Amount

Preferred Stock
Beginning balance	188,006	$ 3,497	188,006	$ 3,497	201,201	$ 3,742
Shares tendered for conversion to Common Stock	-	-	-	-	(13,195)	(245)
	188,006	$ 3,497	188,006	$ 3,497	188,006	$ 3,497
Common Stock
Beginning balance	2,099,908	$21	2,094,158	$ 21	2,065,811	$ 21
Acquisition of ComCor-TV	6,250,000	63	-	-	-	-
Payment of liabilities	33,427	-	-	-	-	-
Stock grants	41,000	-	-	-	-	-
Conversion of Preferred Stock	-	-	-	-	25,650	-
Conversion of 10 1/2% notes	-	-	-	-	247	-
Exercise of stock options	6,000		5,750	-	2,450	-
	8,430,335	$ 84	2,099,908	$ 21	2,094,158	$ 21
Additional Paid-In Capital
Beginning balance		$ 6,653		$ 6,574		$ 6,315
Acquisition of ComCor-TV		26,249		-		-
Payment of liabilities		138		-		-
Stock grants		287		-		-
Conversion of Preferred Stock		-		-		245
Conversion of 10 1/2% notes		-		-		4
Exercise of stock options		23		34		10
Gain on purchase of subsidiary options		-		45		-
		$ 33,350		$ 6,653		$ 6,574

Retained Earnings
Beginning balance		$ 2,931		$ 3,659		$ 3,417
Net (loss) income		(2,158)		(446)		528
Preferred stock dividends		(282)		(282)		(286)
		$ 491		$ 2,931		$ 3,659

Accumulated Other Comprehensive Income (Loss)
Beginning balance		$ -		$ -		$ (47)
Change in unrealized losses on precious metals hedging, net of income benefit of $27		-		-		47
		$ -		$ -		$ -

Total stockholders' equity		$ 37,422		$13,102		$13,751

Other Comprehensive Loss:
(Loss) income applicable to common shareholders		$ (2,440)		$ (728)		$ 242
Other comprehensive gain		-		-		47
Total comprehensive (loss) income		$ (2,440)		$ (728)		$ 289

The accompanying notes are an integral part of these consolidated financial statements.

MOSCOW CABLECOM CORP.
Consolidated Statements of Cash Flows
Years ended February 29, 2004, February 28, 2003 and February 28, 2002
(in thousands)

	2004	2003	2002

Cash flows from operating activities:
Net (loss) income	$ (2,158)	$ (446)	$ 528
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in losses of Moscow Broadband Communication Ltd.	643	712	671
Depreciation, amortization and interest accretion	243	293	1,581
Stock-based compensation	287	-	-
Gain on sale of J.M. Ney's operating assets	-	(1,472)	-
Gain on settlement of healthcare liability	-	(142)	-
Deferred income taxes	152	2	(22)
Realized gains from securities and investments	(657)	(41)	(11)
Unrealized gains from securities and investments	(439)	(494)	(89)
Purchases of securities	(1,400)	(960)	(278)
Proceeds from sales of marketable securities	1,408	141	19
Pension (income) expense	(163)	(265)	34
Loss on disposal of property, plant and equipment	-	-	197

Changes in operating assets and liabilities net of changes from the acquisition of ComCor-TV and Moscow Broadband in 2004 and from the sale of J.M. Ney's net assets in 2003:
Accounts and other receivables	(19)	3,772	1,655
Inventories	-	(419)	2,447
Prepaid expenses and other assets	103	723	50
Accounts payable	(16)	(753)	208
Accrued liabilities and other long-term obligations	320	(1,447)	117
Net cash (used in) provided by operating activities	(1,696)	(796)	7,107

Cash flows from investing activities:
Investment in and advances to ComCor-TV	(3,649)	-	-
Purchase of property, plant and equipment	(42)	(9)	(216)
Proceeds from the sale of net operating assets of JM Ney, net of expenses	-	9,218	-
Proceeds from sale of real estate, net	-	-	1,692
Net cash (used in) provided by investing activities	(3,691)	9,209	1,476

Cash flows from financing activities:
Principal payments on long-term debt	(542)	(512)	(8,034)
Proceeds from mortgage loan, net	1,966	-	-
(Repayments of) proceeds from issuance of collateralized note to officer	-	-	(1,200)
(Payment of) proceeds from short-term borrowings, net	-	(2,366)	866
Purchase of subsidiary warrants	-	(160)	-
Stock options exercised	23	34	10
Preferred dividends paid	(282)	(282)	(290)
Net cash provided by (used in) financing activities	1,165	(3,286)	(8,648)

Net (decrease) increase in cash and cash equivalents	(4,222)	5,127	(65)
Cash acquired in ComCor-TV and Moscow Broadband acquisitions	1,183	-	-
Cash and cash equivalents, beginning of year	6,279	1,152	1,217
Cash and cash equivalents, end of year	$3,240	$ 6,279	$ 1,152

The accompanying notes are an integral part of these consolidated financial statements.

MOSCOW CABLECOM CORP.
Notes to Consolidated Financial Statements
Years ended February 29, 2004, February 28, 2003 and 2002

(1)           Nature of Business

Moscow CableCom Corp., which until February 24, 2004 was known as Andersen Group, Inc. ("the Company"), on February 24, 2004 completed its acquisition of ZAO ComCor-TV ("CCTV"), a Moscow (Russia) based provider of cable television, high speed data transmission and Internet access services, through the issuance of 6,250,000 shares of its Common Stock, a contribution of $3.5 million in cash and the deferred issuance of an additional 220,879 shares.  See Notes 4 and 25 for descriptions of the transactions.  The Company also invests in both marketable and other securities of domestic and foreign-based companies.  In March 2002, the Company sold the operating assets of its then principal operating subsidiary, The J.M. Ney Company ("JM Ney"), which was a manufacturer of electronic connectors, components and precious metal materials for sale to the automotive, telecommunications, defense, semiconductor, and medical and dental markets.

The Company's anticipates the need for additional financing to support its current operations.  Currently, the Company has commitments from existing shareholders for an additional $2.1 million of funding if additional external financing is not obtained to fund the Company's current operations and believes this amount will be sufficient to finance the current level of operations for the next 12 months.

CCTV's strategy and business plan will continue to require capital investment, which the Company may not be able to obtain on favorable terms or at all.  If the Company is not able to attract additional capital, the build out of CCTV's access network would not proceed as currently planned, which in turn, would significantly limit the ability for CCTV to increase its revenues and achieve profitability.  If the Company failed to obtain capital necessary to fund its business plan, CCTV would have to delay, change or abandon market opportunities. CCTV expects to incur significant capital expenditures in FY05 and future years. The actual amount of the funds required to finance CCTV's network build-out and other capital expenditures in future periods may vary materially from management's estimates. The Company and CCTV also may require substantial additional capital for the development of new services and network capacity expansion. If the Company and CCTV were unable to finance their capital commitments either through cash from operations or external financing, there would be a material adverse effect on CCTV's financial condition and results of operations.

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

Principles of Consolidation
The Company's consolidated balance sheets include the accounts of the Company and its majority owned subsidiaries.  As a result of the transaction which closed on February 24, 2004, at February 29, 2004, the Company has consolidated the December 31, 2003 balance sheets of CCTV and ABC Moscow Broadband Communication Ltd ("MBC") on a two-month lag basis.  All significant intercompany transactions and balances have been eliminated in consolidation.  The Company's consolidated statement of operations includes the Company's equity interest in MBC which, in turn, includes its equity interest in the results of operations of CCTV.  The Company has also reported such equity interest on a two-month lag basis.

Cash and Cash Equivalents
Cash and cash equivalents include funds held in investments with an original maturity of three months or less.

Marketable Securities
The Company's Common Stock investments are carried as trading securities at market value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Any changes in the valuation of the portfolio are reflected in the accompanying Consolidated Statements of Operations as investment income or losses.

Inventories
Inventories are stated at the lower of cost or market.

Taxes Receivable
Taxes receivable represents the Company net value added tax position.  Value added taxes related to sales is payable to tax authorities upon collection of receivables from customers. Input VAT is reclaimable against sales VAT upon payment for purchases. The tax authorities permit the settlement of VAT on a net basis. VAT related to sales and purchases which have not been settled at the balance sheet date (VAT deferred) are recognized in the balance sheet on a gross basis and disclosed separately as a current asset and liability. Where allowance has been made for doubtful debts, loss is recorded for the gross amount of the debtor, including VAT. The related VAT deferred liability is maintained until the debtor is written off for tax purposes.

Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the respective assets, as follows:

Buildings and improvements	10-30 years
Broadcasting equipment	10-15 years
Other network equipment	5 years
Other	3-5 years

When fixed assets are sold or retired the cost and accumulated depreciation are eliminated and the resulting gains or losses are reflected in income.

Intangible Assets
As discussed in note 4, the Company acquired a controlling interest in CCTV and MBC as of February 24, 2004 and has consolidated CCTV's and MBC's balance sheets as of year-end.  The Company is currently in the process of finalizing the purchase price allocation among the identifiable intangibles and goodwill related to these acquisitions.  As a result of this allocation process, the Company expects to recognize intangible assets related to licenses for broadcasting and its agreements with COMCOR as well as goodwill on the transaction.  See note 8 for a further discussion of the Company's intangible assets.

Goodwill
Goodwill is the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations accounted for as a purchase. In accordance with SFAS No. 142, the Company will perform an impairment test of goodwill annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test requires the Company to estimate the fair value of our overall business enterprise. In the absence of a current transaction for the sale of our business enterprise, we believe a discounted cash flow (DCF) model, rather than the market price of our common stock is the best technique with which to estimate the fair value of our business enterprise.  The Company has determined that we have one reporting unit for purposes of testing goodwill, and therefore, the DCF model is largely a function of the cash flows of the business enterprise.

Investment of Long-Lived Assets
Long-lived assets such as property, plant, and equipment and acquisition-related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets the Company intends to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. For assets the Company intends to dispose of by sale, a loss is recognized for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets. The Company periodically evaluates the useful lives of its property, plant, and equipment based on changes in technology, current business developments, and other industry conditions. It is reasonably possible that these assets could become impaired as a result of these factors.

Pensions
The Company maintains a noncontributory defined benefit plan for its full-time employees.  The pensions earned as well as the interest on the projected benefit obligations are accrued in accordance with SFAS No. 87, "Employers' Accounting for Pensions".  Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive the benefits.

Deferred Compensation
The Company has established irrevocable trusts to fund the deferred compensation of certain executives.  The assets of the trusts are owned by the Company and subject to the claims of its general creditors, and are reported on the Company's consolidated balance sheet in accordance with the consensus in EITF 97-14.  Income and changes in the value of the trusts' assets are reported within Investment Income and Other Income with corresponding adjustments to the deferred compensation obligation and compensation expense.

Investment income and other income
Investment income and other income are recognized when earned and is based on changes in the fair value of marketable securities and realized gains and losses.  Rental income from the lease of real estate is recognized on a straight-line basis over the term of the lease.
Income Taxes Income taxes are determined using the asset and liability approach.  This method gives consideration to the future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates.  A valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized in the future.

Earnings Per Share
In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"), basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed based upon the weighted average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities.  See Note 12 for additional information and a reconciliation of the basic and diluted earnings per share computations.

Reporting and functional currency
The U.S. dollar to be its functional and reporting currency of the Company. Transactions denominated in currencies other than the U.S. dollar are for translated to the U.S. dollar using average exchange rates during the period, while assets and liabilities denominated in currencies other than the U.S. dollar are translated at the exchange rate in effect at the reporting date.  Gains and losses from foreign currency transactions and from these translations are included in the statement of operations.

Recently Issued Accounting Standards
In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R). Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ended after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company does not have any interest in special purpose entities or any other variable interest entities. As a result, the adoption of FIN 46R did not have a material impact on our results of operations or financial position.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements.  We do not have any derivative financial statements.  The adoption of SFAS No. 149 did not have any impact on our consolidated financial statements.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, including mandatory redeemable instruments, by now requiring those instruments to be classified as liabilities in the statement of financial position.  Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  SFAS No. 150 is effective for all interim periods beginning after June 15, 2003.  The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2004, the EITF finalized Issue No. 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share."  EITF 03-06 clarifies the define of "participating securities" for the purposes of applying paragraphs 60 and 61 of SFAS 128 and provides guidance in determining when to utilize the two-class method in computing EPS.  With the application of this standard in fiscal year 2005, the Company will be required to apply this guidance to any profitable periods.  Appropriate disclosure is currently being considered.

(3)                Discontinued Operations - Sale of Assets of JM Ney

Effective March 22, 2002, the Company sold the operating assets of JM Ney to Deringer Mfg. Company ("Deringer") for which it received approximately $10,990,000, of which $600,000 was placed in an escrow account to satisfy potential claims relating to inventory and representations made by the Company to Deringer.  During FY04, the Company received approximately $225,000 of the escrow as part of the settlement of all remaining matters associated with the sale and the remainder of the escrow was released to Deringer. The Company recorded a gain of $1,472,000 from this sale, after income taxes of $686,000. The following summarizes the elements of the transaction (in thousands):

2002

Proceeds	$ 10,990
Book value of net assets sold	(7,368)
Expenses of transaction	(1,540)
Curtailment gain - pension plan	76
Income taxes	(686)
Net gain on sale	$ 1,472

Transaction expenses related to the sale of JM Ney were as follows (in thousands):

2002
Settlement of JM Ney stock options	$ 275
Severance and bonuses	750
Legal and accounting	365
Other	150
Total transaction expenses	$ 1,540

For the years ended February 28, 2003 ("FY03") and February 28, 2002 ("FY02"), JM Ney's summarized results of operations were as follows (in thousands):

	2003	2002
Net sales and other revenues	$ 1,298	$ 27,894
Cost of sales	(744)	(18,690)
Operating expenses	(333)	(4,884)
Operating income	221	4,320
Interest expense	(9)	(726)
Net income before income taxes	212	3,594
Income tax expense	(80)	(1,366)
Net income	$ 132	$ 2,228

In connection with the asset sale, the Company entered into an eight-year lease with Deringer for the lease of JM Ney's manufacturing facility.  The lease calls for the Company to receive monthly rental payments at the annual rate of $295,800, as of February 29, 2004 with annual increases of the annual lease rate of $5,800.

(4)     Acquisition of CCTV

In May 2003, the Company entered into agreements with COMCOR in which the Company agreed to acquire control over 100% of the outstanding stock of CCTV through i) the contribution of cash into CCTV, of which $3.5 million was made in May 2003; ii) the issuance of 4,220,879 shares of its Common Stock in exchange for the shares of CCTV held by or to be acquired by COMCOR; and iii) the issuance of 2,250,000 shares of its Common Stock in exchange for the 75% of MBC not previously owned by the Company.  On February 24, 2004, the Company issued 4,000,000 shares of its Common Stock to COMCOR and 2,250,000 shares of its Common Stock to the former shareholders of MBC.  The Company expects to issue an additional 220,879 shares of its Common Stock to COMCOR once the appropriate Russian regulatory approvals are received to facilitate the settlement of approximately $1,380,000 of CCTV's liabilities to COMCOR through the issuance of  CCTV stock to COMCOR, that, in turn, COMCOR will  exchange with the Company for its Common Stock.

The consideration for the acquisition of CCTV and MBC has been valued at $30.7 million which includes the cash contribution of $3.5 million in May 2003 and $27.2 million of the value of shares of Common Stock issued and committed to be issued based upon the market price of $4.21 per share for the Company's Common Stock at the time the agreements were reached and announced in May 2003.  The purchase price has been allocated as follows (in thousands):

Cash	$ 1,042
Inventories	732
Other current assets	2,086
Construction in process and advances	4,812
Fixed assets	9,588
Deferred income tax assets	154
Investment in IAS	7,882
Intangible assets and goodwill	10,071
Current liabilities	(2,703)
Deferred tax liabilities	(2,879)
$ 30,752

In connection with the agreements, the Company was required to make an additional $1 million investment in CCTV, which was satisfied in April 2004, and it remains obligated to make an additional $1.5 million upon the closing of a rights offering or other capital raising event.  The agreements also provide for additional capital contributions of $5,829,000 to CCTV from the Company by July 31, 2005;  if such contributions are not made, then the Company will be obligated to issue up to 477,994 shares of its Common Stock to COMCOR.  The Company expects to contribute identified assets with an agreed-upon value of $1,279,000, comprised of certain loans and advances which have been made to CCTV by it and MBC and 4,402 shares of IAS.  Absent any other qualifying contributions to CCTV, such contributions would reduce the contingent obligation to COMCOR to approximately 373,132 shares of Common Stock.

Commencing in February 2000, the Company had a 25% ownership interest in MBC, which was accounted for using the equity method of accounting, until its acquisition by the Company on February 24, 2004 as part of the acquisition of CCTV.  At February 29, 2004, the Company consolidated the December 31, 2003 balance sheets of MBC and CCTV to reflect its 100% ownership of those entities, as reported on a two-month lag basis.  The Company has reflected its 25% equity in MBC's results of operations for each of 2003, 2002 and 2001 in its results of operations for each of FY04, FY03 and FY02, respectively.  See Note 25 for pro forma statement of operations information which presents the Company's consolidated statement of operations as if the acquisition of MBC and CCTV had occurred as of March 1, 2003.

The Company is currently in the process of finalizing the purchase price allocation among the identifiable intangible assets and goodwill related to the February 24, 2004 acquisition of CCTV.  Accordingly, the balance of goodwill and identified intangibles associated with the 2004 CCTV acquisition have been aggregated and disclosed as one line item in the balance sheet as of February 29, 2004.  Management believes that this allocation process will be completed in the first quarter of FY05.  As a result of this allocation process, the Company expects to recognize intangible assets related to licenses for broadcast services and the preferential terms for the use of COMCOR's MFON as well as goodwill on the transaction.  See note 8 for a further discussion of the Company's intangible assets and goodwill.

Since April 2000, MBC had an approximately 50% ownership interest in or 50% voting control over CCTV.  Accordingly, MBC's results of operations include a 50% equity interest in CCTV's results using the equity method of accounting.

(5)     Marketable Securities

At February 29, 2004 and February 28, 2003, the cost basis and net unrealized gain of marketable securities based on specific identification of portfolio components comprised the following (in thousands):

	2004	2003

Cost basis of investments	$ 1,837	$ 1,188
Net unrealized gains	1,060	621

Market value	$ 2,897	$ 1,809

Net appreciation on the Company's trading portfolio totaled $1,096,000, $535,000 and $100,000, respectively during FY04, FY03 and FY02.  During these years, components of these gains represented by changes in unrealized gains were $439,000; $494,000 and $89,000.

(6)     Inventories

Inventories consist of the following (in thousands):

	February 29, 2004	February 28,2003

Installation equipment	$ 606	-
Other	187	-
	$ 793	-

(7)      Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	February 29, 2004	February 28, 2003

Land, building and improvements	$ 6,394	$ 6,394
Network equipment	8,755	-
Internet equipment	966	-
Other	720	53
	16,835	6,447
Less accumulated depreciation	(3,283)	(3,044)
	$ 13,552	$ 3,403

Depreciation expense from continuing operations totaled $239,000, $286,000 and $1,334,000, respectively, for FY04, FY03 and FY02.  Such depreciation amounts exclude depreciation relating to assets acquired in connection with the acquisition of CCTV.

During FY02, Andersen Realty, Inc., a wholly owned subsidiary of the Company, sold a 108,000 square foot office building located in Bloomfield, Connecticut to a private buyer for proceeds of $1,692,000, net of transaction costs of $209,000.  The buyer also assumed a sewer lien on the property of approximately $56,000.  The Company recorded a loss on the sale of $197,000.  The Company recorded rental income related to the building of $272,000 for FY02.

(8)    Intangible Assets and Goodwill

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No. 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment.

The Company is currently in the process of finalizing the purchase price allocation among the identifiable intangible assets and goodwill related to the February 24, 2004 acquisition of CCTV.  Accordingly, the balance of goodwill and identified intangibles associated with the 2004 CCTV acquisition have been aggregated and disclosed as one line item in the balance sheet as of February 29, 2004.  Management believes that this allocation process will be completed in the first quarter of FY05.  As a result of this allocation process, the Company expects to recognize intangible assets related to licenses for broadcast and other services and their relationship with COMCOR as well as goodwill on the transaction.

The Company's agreement with COMCOR to provide signal delivery and other services from its fiber optic network has been concluded at rates  more favorable than current market terms.  Accordingly, the Company anticipates that an intangible asset will be recognized related to the economic savings associated with this relationship.    Although this agreement does not expire until 2053, the Company believes that obsolescence, demand, competition, and other economic factors limit the usefulness of the these agreements and, accordingly, the relationship will be amortized over a useful life of 10 years based on the consideration of the aforementioned factors.

CCTV's licenses to provide television broadcast services have been determined to have a finite life based upon the expectation  of obsolescence, demand, competition, and other economic factors that limit the useful life of the asset.  The Company is currently in the process of assessing the value and useful lives of these license assets.  The licenses will be recorded at their fair value at the date of acquisition and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Goodwill recorded in connection with the acquisition of CCTV represents the excess of the acquisition price over the identified tangible and intangible assets of CCTV.  In accordance with SFAS 142, the balance of goodwill will not be amortized and will be tested for impairment at least annually. The impairment test involves a comparison of the fair value of its reporting unit as defined under SFAS No. 142, with carrying amounts.  If the reporting unit's aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit's goodwill may be impaired.  The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of the assets.

(9)     Investment in Institute For Automated Systems

The Institute for Automated Systems ("IAS") is a telecommunications company that operates a data communications network in Russia. From April 2000 to July 2002, CCTV had a 19% equity interest in IAS and MBC holds a 1.8% equity interest in IAS.  At July 31, 2002, CCTV received additional shares of IAS from COMCOR representing approximately 23% of IAS, thus increasing its equity interest to 41.7%. For the year ended December 31, 2003 and the period from August 2002 through December 2002, CCTV recorded $345,000 and $95,000, respectively, as its equity in the losses of IAS.  MBC recorded its investment on the cost basis.  At February 29, 2004, the Company, through its ownership of CCTV and MBC, has a combined 43.5% equity interest in IAS.

The following presents the summarized financial condition of IAS as of December 31, 2003 and the results of its operations for the year ended December 31, 2003 and the twelve months ended December 31, 2003 (in thousands):

Balance Sheet	December 31, 2003	December 31, 2002
Current assets	$ 1,414	$ 1,151
Non-current assets	9,236	9,596
Total assets	$ 10,650	$ 10,747

Current liabilities	$ 3,379	$ 1,566
Non-current liabilities	-	1,082
Total liabilities	$ 3,379	$ 2,648

Shareholders' equity	$ 7,272	$ 8,099
	$ 10,650	$ 10,747

Statement of Operations	Year ended December 31, 2003

Revenues	$ 5,425
Cost of revenues	(3,962)
Operating expenses	(2,272)
Loss from operations	(809)
Income tax expense	(17)
Net loss	$ (826)

(10)         Accrued Liabilities

Accrued liabilities and other long-term obligations consist of the following (in thousands):

	February 29, 2004	February 28, 2003

Accrued liabilities:
Employee compensation	$ 60	$ 36
Accrued preferred dividends	71	71
Income taxes	486	466
Accrued interest	65	82
Other	883	252
Subtotal	$ 1,565	$ 907

(11)         Long-term Debt and Subordinated Notes Payable

Long-term debt and subordinated notes payable consist of the following (in thousands):

	February 29, 2004	February 28, 2003

Convertible subordinated debentures, due October 2007; interest at 10.5% payable semi-annually; annual principal payments through maturity, unsecured	$ 1,650	$ 2,081
Mortgage loan, due June 2010; interest at LIBOR plus 2.25%; monthly principal payments of $13,889	1,889	-
	3,539	2,081
Less current maturities	(598)	(407)
	$ 2,941	$ 1,674

The terms of the 2007 convertible subordinated debentures call for the annual redemption of approximately $431,000 of principal.  The debentures are convertible into Common Stock of the Company at any time prior to maturity at $16.17 per share, subject to adjustment under certain conditions.  At February 29, 2004, 102,040 shares of Common Stock were reserved for conversion.

The mortgage loan is secured by a pledge of a real estate property owned by the Company's subsidiary, Andersen Land Corp., which at February 29, 2004 has a net carrying value of $3,169,000, and an assignment of the rents.  The loan calls for the interest rate to be reset at various intervals of one to nine months at the Company's discretion, based on the prevailing LIBOR rate.  The mortgage loan requires Andersen Land Corp. to meet a quarterly debt service earnings covenant.

Maturities of long-term debt for each of the next five fiscal years as of February 29, 2004 are as follows (in thousands): FY05- $598; FY06 - $598; FY07 - $598; FY08 - $523 and FY09 - $167.

(12)         Income Taxes

For FY04, FY03 and FY02, income tax expense (benefit) consists of the following (in thousands):

	2004	2003	2002

Current Federal	$(314)	$ 25	$ 373
Current State	104	177	60
Deferred Federal	61	(28)	55
Deferred State	92	57	(77)
	(57)	231	411
Less amount relating to discontinued operations	-	766	1,366
Income tax benefit from continuing operations	$ (57)	$(535)	$(955)

The difference between the actual income tax expense (benefit) and the income tax expense (benefit) computed by applying the statutory Federal income tax rate of 34% to income (loss) before income taxes is attributable to the following (in thousands):

	2004	2003	2002

Income tax (benefit) expense, at statutory rates	$(753)	$(74)	$334
State income taxes, net of Federal impact	2	185	(17)
Tax credits	-	(70)	-
Valuation allowance	707	160	96
Other	(13)	30	(2)
Income tax (benefit) expense	$ (57)	$231	$411

The principal components of the net deferred tax assets (liability) as of February 29, 2004 and 2003 are as follows (in thousands):

February 29, 2004		February 28, 2003

Deferred tax liabilities:
Fixed asset basis differences	$ (813)	$ (288)
Construction in process and advances	(68)	-
Pension	(1,743)	(1,627)
Intangible assets	(1,488)	-
Investment in IAS	(776)	-
Unrealized gains on marketable securities, net	(418)	(231)
Total deferred tax liabilities	(5,306)	(2,146)
Deferred tax assets:
Post-retirement benefits other than pensions	35	-
Equity in losses of Moscow Broadband	-	1,202
Allowance for uncollectible receivables	22	10
Accrued vacation	-	8
Federal and State credit carry-forwards	404	196
Federal and State net operating loss carry forwards	408	-

Valuation allowance	(409)	(1,181)
Other	169	111
Total deferred tax assets	629	346
Net deferred tax liabilities	$(4,677)	$(1,800)

At February 29, 2004, the Company had $404,000 of Federal alternative minimum tax credit carry-forwards that have no expiration date.   A valuation allowance of $409,000 has been established at February 29, 2004 against the equity in losses of MBC and portions of the net operating loss carry forwards and credit carry forwards to the extent it is more likely than not that these items will not be realized.

(13)         Series A Cumulative Convertible Preferred Stock

The Company's Series A Cumulative Convertible Preferred Stock (Preferred Stock) has an annual dividend rate of $1.50 per share, which is paid quarterly.  The Preferred Stock is convertible into the Company's Common Stock at any time at a rate of 3.055 shares of Common Stock for each share of Preferred Stock, subject to certain adjustments. At February 29, 2004, 574,358 shares of Common Stock have been reserved for conversion.

During FY02, 13,195 shares of the Preferred Stock were converted into 25,650 shares of the Company's Common Stock.  There were no redemptions of Preferred Stock during either FY03.   As discussed in Note 26, subsequent to February 29, 2004, the Company called for the redemption of 35,000 shares of Preferred Stock.

Holders of the Preferred Stock have no voting rights, except as required by applicable law and except that when among other things, accrued and unpaid dividends on the Preferred Stock are equal to or exceed the equivalent of six quarterly dividends payable on the Preferred Stock, such holders will be entitled to elect one director to the Company's board of directors until the dividend arrearage has been paid or amounts have been set apart for such payment.  The Preferred Stock is senior to the Common Stock with respect to dividends and liquidation events.

(14)         (Loss) Income Per Share

The computation of basic and diluted (loss) income per share is as follows (in thousands, except per share amounts):

	2004	2003	2002

Numerator for basic and diluted earnings per share:
(Loss) income applicable to common shareholders	$ (2,440)	$ (728)	$ 242
Denominator for basic earnings per share: Weighted average shares	2,187	2,099	2,082
Effect of dilutive securities	-	-	-
Denominator for diluted earnings per share	2,187	2,099	2,082
Basic and diluted (loss) income per share	$ (1.12)	$ (0.35)	$ 0.12

For FY04, FY03, and FY02, the net addition of 2,470; 6,532 and 22,050 common share equivalents, respectively, from the assumed exercise of stock options using the treasury method have been excluded, because of their anti-dilutive effects.

For each of FY04, FY03 and FY02, the effects of the assumed conversion of the Preferred Stock and the 10 1/2% Convertible Subordinated Debentures have been excluded because the impacts of such conversions would have been anti-dilutive.

The FY04 calculations are based on the weighted average shares outstanding during the year which considers the shares issued to effect the acquisitions of CCTV and MBC as being outstanding for six days and does not include the 220,879 shares of Common Stock which will be issued to COMCOR upon administrative clearance.  See Note 25 for a pro forma presentation of the Company's consolidated statement of operations as if the transaction had been completed at the beginning of FY04.

(15)         Stock Option Plans

The Company's Incentive and Qualified Stock Option Plan (the "Plan") provided for option grants to directors and key employees at prices equal to at least 100% of the stock's fair market value at date of grant. Options generally vest over three years and have a maximum term of ten years.  No stock options were granted during FY04, FY03 or FY02.  All options granted during FY01 had an exercise price equal to the fair market value as of the date of grant.  The per share weighted average fair value of stock options granted during FY01 under the Plan was $8.18 using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, expected life of five years, and expected volatility of 80%.

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".  Accordingly, no compensation expense has been recognized for the stock option plans.  Had compensation cost for the Company's stock option plans, including the JM Ney plan, been determined based on the fair value on the grant date for awards made in FY01 and consistent with the provisions of SFAS No. 123, the Company's net (loss) income applicable to common shares, and the (loss) income per share would have adjusted to the pro forma amounts indicated below (amounts in thousands, except per share data):

	2004	2003	2002
Income (loss) applicable to common shareholders:
As reported	$ (2,440)	$ (728)	$ 242
Deduct total stock based employee compensation expense determined under fair value method	-	(40)	(69)
Pro forma	$ (2,440)	$ (768)	$ 173
Income (loss) per share - basic and diluted:
As reported	$ (1.12)	$ (0.35)	$ 0.12
Pro forma	$ (1.12)	$ (0.37)	$ 0.08

The Company has reserved 56,500 shares of Common Stock for the exercise of stock options. The Plan expired during FY01, and accordingly, no future options can be granted under the Plan.

During FY04, the Company adopted a new stock option plan (the "2003 Option Plan") and a stock plan (the "2003 Stock Plan").  The 2003 Option Plan provides for option grants for the purchase of up to 670,000 shares of the Company's Common Stock at prices equal to at least 100% of the stock's fair market value at the date of grant.  The 2003 Stock Plan provides for the grant of up to 330,000 shares of the Company's Common Stock to employees, directors and consultants.  During FY04, no options were issued pursuant to the 2003 Option Plan and 41,000 shares of Common Stock were issued pursuant to the 2003 Stock Plan.

Activity under the Company's Plan was as follows:

	Number	Weighted Average	Range of
Outstanding Options	of Shares	Exercise Price	Exercise Prices

Balance as of February 28, 2001	102,700	$ 8.06	$3.81 - $13.50
Canceled	(6,000)	$ 8.38	$ 8.38
Exercised	(2,450)	$ 3.81	$ 3.81
Balance as of February 28, 2002	94,250	$ 8.16	$3.81 - $13.50
Canceled	(20,000)	$10.50	$10.50
Exercised	(5,750)	$ 5.93	$3.81 - $ 6.25
Balance as of February 28, 2003	68,500	$ 7.66	$3.81 - $13.50
Canceled	(6,000)	$ 4.97	$3.81 - $ 6.13
Exercised	(6,000)	$ 3.81	$ 3.81
Balance as of February 28, 2004	56,500	$ 8.35	$3.81 - $13.50

At February 29, 2004, the range of exercise prices and the weighted average remaining contractual life of the options was as follows:

	Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$13.50	20,000	$13.50	6.1 years	20,000	$13.50
$6.13- $6.25	26,000	$ 6.22	3.7 years	26,000	$ 6.22
$3.81	10,500	$ 3.81	2.1 years	10,500	$ 3.81
	56,500	$ 8.35	4.3 years	56,500	$ 8.35

(16)                Retirement Plans

The Company maintains a noncontributory defined benefit plan and a defined contribution plan, which collectively cover substantially all full-time employees.  The defined contribution plan is funded through employee contributions and employer matching contributions. Pension expense for the Company's defined contribution plan totaled  $5,000, $43,000 and $213,000 in FY04, FY03 and FY02, respectively.  The defined benefit plan held 12,250 shares of the Company's stock at both February 29, 2004 and February 28, 2003.

The following table sets forth the changes in benefit obligations, changes in fair value of plan assets, funded status and net amounts recognized for the defined benefit plan (in thousands).   Such amounts are reported on a two-month lag to coincide with the December 31 fiscal year end of the plan.

	February 29, 2004	February 28, 2003	February 28, 2002

Changes in Benefit Obligations
Benefit obligation at beginning of year	$12,926	$13,354	$12,304
Service cost	27	100	299
Interest cost	813	841	888
Experience loss	-	324	339
Distributions	(889)	(1,485)	(873)
Effect of curtailment	-	(1,431)	-
Impact of medical liability transfer	-	525	-
Effect of assumption changes	1,122	698	397
Benefit obligation end of year	13,999	12,926	13,354
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	14,283	15,680	15,324
Actual return on assets	2,044	88	1,229
Benefits paid	(889)	(1,485)	(873)
Fair value of plan assets at end of year	15,438	14,283	15,680
Funded status	1,439	1,357	2,326
Unrecognized net actuarial loss	3,317	3,237	2,530
Unrecognized past service cost	(3)	(3)	(81)
Prepaid pension expense	$ 4,753	$ 4,591	$ 4,775

Experience losses are comprised primarily of variances in employee turnover, the amount of salary increases and the defined benefit plan's mortality experience.  The effect of assumption changes is primarily comprised of changes in the discount rate used to calculate the projected benefit obligations.

During FY03, the Company amended the defined benefit plan to provide for enhanced pension benefits to a group of retirees as settlement of post-retirement health benefits being provided by the Company as discussed in Note 15.

For FY04, FY03 and FY02, the projected benefit obligations were determined using the following assumptions:

	2004	2003	2002

Discount rate	6.00%	6.50%	7.00%
Future compensation growth rate	5.00%	5.00%	5.00%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%

The required use of expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year.  Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore the pattern of income and expense recognition will more closely matches the pattern of the services provided by the employees.  Differences between actual and expected returns are recognized in the calculation of net periodic pension cost or (income) over five years as provided for in the accounting rules.

These expected returns on plan assets take into account long-term expectations for future returns and investment strategy.

The discount rate assumptions used for pension benefit plan accounting reflects the prevailing rates available on high-quality, fixed-income debt instruments.  The rate of compensation increase is another significant assumption used in the actuarial model for pension accounting and is determined by the Company based upon its long-term plans for such increases.

Net pension (income) expense for the Company's funded defined benefit plan in FY04, FY03 and FY02 includes the following components (in thousands):

	2004	2003	2002

Service cost of benefits accrued	$ 27	$ 100	$ 299
Interest cost on projected benefit obligations	813	841	888
Expected return on plan assets	(1,108)	(1,220)	(1,192)
Unrecognized net gain	106	14	39
Pension (income) expense	$ (162)	$ (265)	$ 34

The Company's pension plan's investment strategy supports the objectives of the defined benefit plan, which are to achieve and maintain full funding of the accumulated benefit obligations and the actuarial liabilities and to maximize returns within reasonable and prudent levels of risk.  The defined benefit plan has established a strategic asset allocation policy to achieve these objectives.  The defined benefit plan's liabilities, investment objectives and investment managers are periodically reviewed.

The following table presents the target allocation for FY05 and the asset allocation for the defined benefit plan at the end of FY04 and FY03, by asset category:

		Actual Allocation of Plan Assets

Asset Category	Target Allocation	February 29, 2004	February 28, 2003

Equity securities	35-50%	51%	44%
Income securities	50-65%	49%	56%
		100%	100%

The Company has not made any contributions to the defined benefit plan since the plan was acquired in FY91 as part of the acquisition of JM Ney, and it expects that it will not be required to make any contributions during FY05.

Estimated future benefit payments for the next ten years are as follows (in thousands):  FY05 - $864; FY06 - $883; FY07 - $920; FY08 - $911; FY09 - $941; FY10-14 - $4,718.

(17)         Post-retirement Benefit Obligations

During FY03, the Company amended its defined benefit retirement plan to provide enhanced pension benefits to a group of retirees who had been receiving benefits pursuant to an unfunded retiree health care plan.  The implementation of this amendment resulted in the health care liability being assumed by the pension plan and a net gain of $142,000 being recorded by the Company from the settlement of this obligation, which was recorded as a reduction of general and administrative expenses.

(18)          Business Segments and Export Sales

During FY04, the Company operated in one continuing segment, which includes the Company's investment, real estate and corporate administrative activities.

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

The carrying values of long-term debt issued by banks approximate fair value based on interest rate and repayment terms, and the extent to which the individual debts are collateralized.  At February 29, 2004, the fair value of the Company's 10.5% convertible debentures was approximately $1,466,000 based on recent quoted prices.

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

(21)                Commitments and Contingencies

The Company has a contingent liability with respect to a $386,000 letter of credit used by its bank to secure performance bonds issued in connection with an unresolved state income tax matter. The Company believes that its accruals are sufficient to meet any obligations that may arise from this matter.

The Company is also party to certain operating leases which will require payments totaling $56,000 during FY05, $41,000 during FY06, $11,000 during FY07 and $2,000 in FY08.

Russian Operating environment
While there have been improvements in the economic situation in the Russian Federation in recent years, the country continues to display some characteristics of an emerging market.  These characteristics include, but are not limited to, the existence of a currency that is not freely convertible in most countries outside of the Russian Federation, restrictive currency controls, and relative high inflation.

The prospects for future economic stability are largely dependent upon the effectiveness of economic measures undertaken by the governments, together with legal, regulatory, and political developments.

Capital commitments
CCTV's purchase commitments for network equipment totaled $254,000 as of February 29, 2004.

Russian Taxation and legislation
Russian tax, currency and customs legislation is subject to varying interpretations, and changes, which can occur frequently.  Management's interpretation of such legislation as applied to the transactions and activity of CCTV may be challenged by the relevant regional and federal authorities.  In particular, recent developments in the Russian environment suggest that the authorities in this country are becoming more active in seeking to enforce interpretations of the tax legislation, which may be different to their previous interpretations or practices.  Fiscal periods remain open to review by the authorities for three calendar years preceding the year of review (one year in the case of customs).  Significant additional taxes, penalties and interest may be assessed on taxpayers in the Russian Federation as a result of such reviews.  Under certain circumstances reviews may cover longer periods.

As of December 31, 2003, management believes that its interpretation of the relevant legislation is appropriate and CCTV tax, currency and customs positions will be sustained.

(22)        Supplemental Disclosure of Cash Flow Information

The information below supplements the cash flow data presented in the Company's Consolidated Statements of Cash Flows (in thousands):

	2004	2003	2002

Cash paid (received) for:
Interest	$ 262	$278	$1,038
Income taxes, net	$(229)	$385	$ (13)

During FY02, the Company issued 25,650 shares, of its Common Stock from the conversion of Preferred Stock and during FY02 it issued 247 shares of its Common Stock from conversion of 10 1/2% convertible notes.

(23)         Related Party Transactions

At February 29, 2004, the Company had recorded liabilities to COMCOR totaling $1,815,000. Of this amount, the liability with a historic value of $1,380,000 was reduced by $451,000 to bring it to the fair which approximates the fair value of 220,879 common shares of the Company that are committed to be issued to satisfy this liability in accordance with terms of the CCTV acquisition agreements.  Such amounts were incurred by CCTV for lease of secondary nodes and signal delivery and data network services.  At February 29, 2004, this amount was secured by a pledge of certain assets, which pledge will be removed as a result of the completion of the issuance of the 220,879 shares of Common Stock to COMCOR as described in Note 4.  The Company and COMCOR have agreements, which provide for payments of certain services based upon the amount of television service revenues earned.  If such defined payments are not adequate to reduce accrued liabilities as of the end of December 2005, the Company has the option of paying up to $1.5 million of such accrued balance with up to 240,000 shares of its Common Stock.

During FY02, the Company allocated approximately $125,000 of expenses to Moscow Broadband for administrative services provided.  No costs were allocated during FY04 and FY03.

(24)       Quarterly Financial Data (unaudited)

2004 Quarterly Financial Data	May 31	August 31	November 30	February 29
Investment income and other income from continuing operations	$610	$335	$473	$211
Net loss from continuing operations before equity in losses of unconsolidated subsidiary and income taxes	(332)	(313)	(250)	(677)
Equity in losses of unconsolidated subsidiary	(174)	(147)	(167)	(155)
Net loss from continuing operations	(413)	(657)	(385)	(703)
Net income (loss)	(484)	(727)	(456)	(773)
Earnings (Loss) Per Common Share-Basic:	$(0.23)	$(0.35)	$(0.22)	$(0.32)
-Diluted:	$(0.23)	$(0.35)	$(0.22)	$(0.32)

2003 Quarterly Financial Data	May 31	August 31	November 30	February 28
Investment income and other income from continuing operations	$196	$ 90	$ 322	$ 306
Net loss from continuing operations before equity in losses of unconsolidated subsidiary and income taxes	(419)	(727)	(436)	(291)
Equity in losses of unconsolidated subsidiary	(168)	(172)	(172)	(200)
Net loss from continuing operations	(434)	(636)	(473)	(507)
Net income (loss)	1,170	(636)	(473)	(507)
Income (loss) applicable to common shares	1,099	(706)	(544)	(577)
Earnings (Loss) Per Common Share-Basic:	$0.52	$(0.34)	$(0.26)	$(0.27)
-Diluted:	$0.52	$(0.34)	$(0.26)	$(0.27)

(25)         Pro forma Financial Information (unaudited)

The following table presents the Company's pro forma consolidated statement of operations for the Company's year ended February 29, 2004 as if the Company had acquired CCTV and MBC as of March 1, 2003 (in thousands):

	FY04	FY03

Sales and revenues:
Subscription fees	$ 2,626	$ 1,365
Connection fees, equipment sales and other income	1,020	576
Total revenue	3,646	1,941
Gross margin	(114)	(951)
Operating (loss)	(6,223)	(6,629)
Net loss	(5,152)	(5,553)
Preferred dividends	(282)	(282)
(Loss) applicable to common shareholders	$ (5,434)	$ (5,835)
Loss per Common Share - Basic and Diluted:	$ (0.63)	$ (0.68)
Weighted average shares outstanding - basic and diluted	8,604	8,604

Pro forma adjustments comprise reduced depreciation based upon the recording of the fair value of the tangible assets acquired, the elimination of amortization of licenses, and additional equity in the losses of IAS.

(26)                Subsequent Event

In April 2004, the Company called for the redemption or voluntary conversion in lieu redemption of 35,000 shares or approximately 18.6% of the outstanding shares of its Preferred Stock with a redemption date, as extended, of May 14, 2004.  As a result of the redemption and voluntary conversions of the Preferred Stock into Common Stock, 8,761 shares of Preferred Stock were redeemed and 29,016 shares of Preferred Stock were converted into 88,635 shares of the Company's Common Stock.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Moscow CableCom Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Moscow CableCom Corp. and its subsidiaries at February 29, 2004 and February 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ ZAO PricewaterhouseCoopers Audit

ZAO PricewaterhouseCoopers Audit
Moscow, Russian Federation
June 10, 2004

MOSCOW CABLECOM CORP.
Schedule II - Valuation and Qualifying Accounts
 (Amounts in thousands)

		Additions

	Balance at	Charged (credited) to	Charged to
	beginning	costs and	to other				Balance at
Description	of year	expenses	accounts		Deductions		end of year

February 29, 2004
Allowance for doubtful accounts	$ 25	$ 15					$ 40
Deferred income tax valuation allowance	1,181	707	772	(c)	(1,479)		409

February 28, 2003
Allowance for doubtful accounts	$ 96	$ (19)	-		$ (52)	(a)	$ 25
Reserve for returns	70	-	(44)	(b)	(26)	(a)	-
Deferred income tax valuation allowance	1,021	160	-		-		1,181

February 28, 2002
Allowance for doubtful accounts	$ 77	$ 20	-		$ (1)		$ 96
Reserve for returns	70	-	-		-		70
Deferred income tax valuation allowance	925	96	-		-		1,021

(a)     Write offs, net of recoveries
(b)     Represents value of settlements of transition balances with buyer of JM Ney's operating assets.
(c)     Represents elimination due to consolidation of investment in MBC due to its acquisition.

EXHIBIT INDEX

Exhibit No.	Description	Page

14.	Code of Ethics for the Chief the Chief Executive Officer, Chief Financial Officer and All Accounting and Financial Personnel	56

21.	Subsidiaries of the Registrant	57

23.1	Consent of PricewaterhouseCoopers LLP	58

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	59

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	60

99.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	61

Exhibit 14

Moscow CableCom Corp.
Code of Ethics for the Chief Executive Officer, Chief Financial Officers and
All Accounting and Financial Personnel

This code sets forth the fundamental principles to which MOCC's executive and finance personnel are expected to adhere and uphold.  Executive and finance personnel are expected to unequivocally abide by this code as well as all other applicable Company policies and procedures relating to areas covered by this code.  Any violations of this code may result in disciplinary action, including termination of employment, as appropriate.

MOCC's Chief Executive Officer, its Chief Financial Officer and all accounting and financial personnel will:

  Act honestly, ethically and with integrity in good faith, with due care, competence and diligence.
  Familiarize himself or herself with all applicable laws, rules and regulations of federal, state, provincial and local governments, and other appropriate regulatory agencies and ensure that MOCC and its subsidiaries comply with such laws, rules and regulations in all activities within the scope of such person's responsibilities.
  Promote an environment of truthful disclosure and honesty.
  Avoid actual or apparent conflicts of interest between personal and professional relationships and consult the Company policy or contact the Legal Department regarding conflict situations as they arise.
  Report information that is accurate, complete, fairly stated, timely and understandable without misrepresenting or omitting material facts, including material information that may affect the Company's public filings.
  Respect the confidentiality of information acquired in the course of their work except when authorized or otherwise legally obligated to disclose.  Confidential information acquired in the course of their work will not be used for personal advantage.
  Promptly report any significant deficiencies in internal controls to an appropriate Finance manager or member of the Audit Committee.
  Promptly report any violation of:  (i) applicable laws, (ii) this Code or the Company's Code of Ethics and Business Conduct or (iii) fraud to an appropriate Finance manager, a member of the Audit Committee or the Company's General Counsel.  MOCC will not allow for retaliation for reports made in good faith.

The Audit Committee of the Board of Directors shall have the sole authority to approve any waiver of any provision of this Code of Ethics, and any waiver will be promptly disclosed as required by the Securities and Exchange Commission.

Exhibit 21

SUBSIDIARIES OF THE REGISTRANT

Name or Organization	State or Country of Incorporation

ZAO ComCor-TV	Russia

AG Investors, Inc. *	Florida

AGI Technology, Inc. **	Connecticut

Andersen Realty, Inc. *	Delaware

Ney International, Inc. *	U.S. Virgin Islands

Ney Technology, Inc. (f/k/a Ney Ultrasonics Inc.) ***	Delaware

Andersen Land Corp. (f/k/a The J.M. Ney Company)	Delaware

New Jersey Precious Metals, Inc. **	Delaware

Garden State Refining, Inc.*	Delaware

ABC Moscow Broadband Communication Ltd.	Cyprus

*     A dormant company which holds no property and has no operations.
**   Currently has certain established banking relationships, but no operating activities.
*** Currently benefits from royalty income stream from sale of intangible assets in February 1998.

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-17659) of Moscow CableCom Corp. (formerly known as Andersen Group, Inc.) of our report dated June 10, 2004 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ ZAO PricewaterhouseCoopers Audit

ZAO PricewaterhouseCoopers Audit
Moscow, Russian Federation
June 15, 2004

Exhibit 31.1

CERTIFICATIONS
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Oliver R. Grace, Jr., President and Chief Executive Officer of Moscow CableCom Corp., certify that:

1.         I have reviewed this annual report on Form 10-K of Moscow CableCom Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 15, 2004
/s/ Oliver R. Grace, Jr.
Oliver R. Grace, Jr.
President and Chief Executive Officer

Exhibit 31.2

I, Andrew M. O'Shea, Chief Financial Officer of Moscow CableCom Corp., certify that:

1.       I have reviewed this annual report on Form 10-K of Moscow CableCom Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 15, 2004
/s/ Andrew M. O'Shea
Andrew M. O'Shea
Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Moscow CableCom Corp. for the fiscal year ended February 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. § as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, Oliver R. Grace, Jr., President and Chief Executive Officer, and Andrew M. O'Shea, Chief Financial Officer, each hereby certifies, that, to the best of his knowledge:

(1)                 The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                 The Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Moscow CableCom Corp.

June 15, 2004	/s/ Oliver R. Grace, Jr.
Oliver R. Grace, Jr.
President and Chief Executive Officer

June 15, 2004	/s/ Andrew M. O'Shea
Andrew M. O'Shea
Chief Financial Officer

This certification accompanies the Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of § 18 of the Securities Exchange Act of 1934, as amended.