Form 10-Q
period 2004-05-31
MOSCOW CABLECOM CORP
filed 2004-07-20
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-1460

MOSCOW CABLECOM CORP.
 (Exact name of Registrant as specified in its charter)

DELAWARE	06-0659863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 826-8942
(Registrant's telephone number, including area code)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares of the Registrant's $.01 par value common stock outstanding at July 13, 2004 was 8,538,970.

MOSCOW CABLECOM CORP.
FORM 10-Q

TABLE OF CONTENTS

 Part I.  Financial Information
 Item 1.  Financial Statements

MOSCOW CABLECOM CORP.
Consolidated Condensed Balance Sheets
(In thousands, except per share data)

	May 31, 2004	February 29, 2004
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 2,980	$ 3,240
Marketable securities	1,779	2,897
Accounts and other receivables, less allowance for doubtful accounts of $38 and $40, respectively	147	124
Inventories	775	793
Taxes receivable	1,402	1,396
Prepaid expenses and other current assets	391	154

Total current assets	7,474	8,604
Property, plant and equipment, net	13,557	13,552
Construction in progress and advances	5,784	5,209
Prepaid pension expense	4,797	4,754
Intangible assets and goodwill	-	10,071
Intangible assets, net (Note 2)	5,911	-
Goodwill (Note 2)	4,493	-
Investment in Institute for Automated Systems (Note 3)	7,762	7,894
Other assets	711	448

Total assets	$ 50,489	$ 50,532

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ 598	$ 598
Payable to affiliate	2,221	1,824
Accounts payable	1,288	880
Accrued liabilities	1,426	1,565
Deferred income taxes (Note 4)	614	614

Total current liabilities	6,147	5,481
Long-term debt, less current maturities	2,900	2,941
Other long-term obligations	890	625
Deferred income taxes (Note 4)	3,945	4,063

Total liabilities	13,882	13,110

Commitments and contingencies
Stockholders' equity:
Cumulative convertible preferred stock, no par value; authorized 800,000 shares; 150,229 shares and 188,006 shares issued and outstanding, respectively; liquidation preference $18.75 per share (Note 6)	2,794	3,497
Common stock, $.01 par value; authorized 15,000,000 shares; issued and outstanding 8,538,970 shares and 8,430,335 shares respectively	85	84
Additional paid-in capital	34,037	33,350
Retained earnings (accumulated deficit)	(309)	491

Total stockholders' equity	36,607	37,422

Total liabilities and stockholders' equity	$ 50,489	$ 50,532

The accompanying notes are an integral part of these consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	May 31, 2004	May 31, 2003

Sales and revenues
Subscription fees	$ 1,091	-
Connection fees and equipment sales	109	-
Other	178	-

Total revenue	1,378	89

Cost of sales
Services from related party	297	-
Salaries and benefits	301	-
Depreciation and amortization	303	-
Other	249	-

Total cost of sales	1,150	-

Gross margin	228	-

Operating expenses
Salaries and benefits	761	119
Depreciation	119	58
General and administrative	814	708

Total operating expenses	1,694	885

Loss from operations	(1,466)	(885)

Equity in losses of Institute for Automated Systems	(132)	-
Equity in losses of Moscow Broadband Communication Ltd.	-	(174)
Investment income and other income	332	610
Interest expense	(60)	(57)
Foreign currency translation (loss)	(7)	-

Loss before income taxes	(1,333)	(506)
Income tax benefit	67	93
Losses of subsidiaries prior to consolidation	525	-

Net loss	(741)	(413)
Preferred dividends	(59)	(71)

Net loss applicable to common shares	$ (800)	$ (484)

Earnings per common share:
Basic and diluted (Note 5)	$ (0.09)	$ (0.23)

The accompanying notes are an integral part of these consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	May 31, 2004	May 31, 2003

Cash flows from operating activities:
Net (loss)	$ (741)	$ (413)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Losses of subsidiaries prior to consolidation	(525)	-
Equity in losses of Institute for Automated Systems	132	-
Equity in losses of Moscow Broadband Communication Ltd.	-	174
Depreciation and amortization	425	58
Stock-based compensation	150	-
Deferred income taxes	(77)	206
Pension income	(43)	(42)
Net gains from marketable securities	(68)	(456)

Changes in operating assets and liabilities:
Accounts and other receivables	(23)	13
Inventories	18	-
Prepaid expenses and other assets	(371)	(73)
Accounts payable and payables to affiliates	805	(2)
Accrued liabilities and other long-term obligations	4	(400)

Net cash (used in) operating activities	(314)	(935)

Cash flows from investing activities:
Investment in ComCor-TV	-	(3,500)
Purchases of property and equipment	(853)	-
Purchases of marketable securities	(386)	-
Proceeds from sales of marketable securities	1,572	-

Net cash provided by (used in) investing activities	333	(3,500)

Cash flows from financing activities:
Principal payments on long-term debt	(41)	-
Redemption of preferred stock	(165)	-
Preferred dividends paid	(73)	(71)

Net cash used in financing activities	(279)	(71)

Net decrease cash and cash equivalents	(260)	(4,506)

Cash and cash equivalents - beginning of period	3,240	6,279

Cash and cash equivalents - end of period	$ 2,980	$ 1,773

The accompanying notes are an integral part of these consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
 Notes to Consolidated Condensed Financial Statements (unaudited)

(1)           Accounting Policies

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Moscow CableCom Corp. (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended February 29, 2004.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements.  The condensed consolidated statements of operations for the interim periods are not necessarily indicative of the results for a full fiscal year.

The Company anticipates the need for additional financing to support its current operations.  Currently, the Company has commitments from existing shareholders for an additional $2.1 million of funding if external financing is not obtained to fund the Company's current operations and believes this amount will be sufficient to finance the current level of operations for the next 12 months.

The strategy and business plan of ComCor-TV, the Company's wholly-owned subsidiary ("CCTV"), will continue to require capital investment, which the Company may not be able to obtain on favorable terms or at all.  If the Company is not able to attract additional capital, the build out of CCTV's access network would not proceed as currently planned, which would significantly limit the ability for CCTV to increase its revenues and achieve profitability.  If the Company failed to obtain capital necessary to fund its business plan, CCTV would have to delay, change or abandon market opportunities.  CCTV expects to incur significant capital expenditures in FY05 and future years.  The actual amount of the funds required to finance CCTV's network build-out and other capital expenditures in future periods may vary materially from management's estimates.  The Company and CCTV also may require substantial additional capital for the development of new services and network capacity expansion.  If the Company and CCTV were unable to finance their capital commitments through cash from operations and external financing, there would be a material adverse effect on CCTV's financial condition and results of operations.

Consolidation
 The Company has consolidated the accounts of all its wholly-owned and majority-owned subsidiaries.  The Statement of Operations for each of CCTV and Moscow Broadband Communication Ltd ("MBC") have been consolidated on a two month lag basis, but their results for the period from January 1, 2004 to February 24, 2004 (the date on which they were acquired by the Company) have been excluded to the extent that the Company did not have a direct or indirect equity interest in their results prior to the acquisition.  This adjustment has been reflected as "Losses of subsidiaries prior to consolidation".

Recently Issued Accounting Standards
 In December 2003, the Financial Accounting Standards Board (the "FASB") issued Statement of Accounting Standard ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement changes the disclosure requirements for pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS 87, Employers' Accounting for Pensions, SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement requires additional disclosures to those required in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. SFAS 132 requires that information be provided separately for pension plans and for other post-retirement benefit plans. SFAS 132 is effective for annual financial statements with fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003. The Company has adopted SFAS 132 and provided the interim period disclosure requirements for the period ended May 31, 2004. The adoption of SFAS 132 did not have any impact on the Company's operating results or financial position.

In December 2003, the FASB published a revision to Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("FIN 46R") to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Under the new guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. The rules are effective in financial statements for periods ending after March 15, 2004. FIN 46R did not have any impact on the Company's operating results or financial position because the Company does not have any variable interest entities.

Stock-based Compensation Plans
 The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for its stock-based compensation plans and has elected to continue to use the intrinsic value-based method to account for stock option grants.  The Company adopted the disclosure-only provisions of SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment of Statement of Financial Accounting Standards No. 123 ("SFAS 123").  Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans.  Had we elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, net income and loss per share would have been unchanged from amounts as presented because the Company has not granted any stock based compensation awards since FY01.

(2)           Intangible Assets and Goodwill

In May 2003, the Company entered into agreements with COMCOR in which the Company agreed to acquire control over 100% of the outstanding stock of CCTV through i) the contribution of cash into CCTV, of which $3.5 million was made in May 2003; ii) the issuance of 4,220,879 shares of its Common Stock in exchange for the shares of CCTV held by or to be acquired by COMCOR; and iii) the issuance of 2,250,000 shares of its Common Stock in exchange for the 75% of MBC not previously owned by the Company.  On February 24, 2004, the Company issued 4,000,000 shares of its Common Stock to COMCOR and 2,250,000 shares of its Common Stock to the shareholders of MBC to acquire control over all the outstanding equity of CCTV.  The Company expects to issue an additional 220,879 shares of its Common Stock to COMCOR once the appropriate Russian regulatory approvals are received to facilitate the settlement of approximately $1,380,000 of CCTV's liabilities to COMCOR through the issuance of CCTV stock to COMCOR, that, in turn, COMCOR will exchange with the Company for its Common Stock in accordance with the agreements.

The consideration for the acquisition of CCTV and MBC has been valued at $30.7 million which includes the cash contribution of $3.5 million in May 2003 and $27.2 million representing the value of shares of Common Stock issued and committed to be issued based upon the market price of $4.21 per share for the Company's Common Stock at the time the agreements were reached and announced in May 2003. The purchase price has been allocated to the $12.2 million to the net assets of CCTV, $7.9 million to CCTV's 43.5% equity interest in the Institute for Automated Systems ("IAS") and $10.6 million related to intangible assets and goodwill on the transaction.

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment.

The Company's agreement with COMCOR, pursuant to which COMCOR provides signal delivery and other services from its fiber optic network to CCTV, has been concluded at rates more favorable to the Company than current market terms.  Accordingly, the Company has recorded an intangible asset related to the economic savings associated with this relationship.    Although this agreement does not expire until 2053, the Company believes that obsolescence, demand, competition, and other economic factors limit the usefulness of the these agreements and, accordingly, the relationship is being amortized over a useful life of 10 years based on the consideration of the aforementioned factors.

CCTV's licenses to provide television broadcast services have been determined to have a finite life of 10 years based upon the expectation of obsolescence, demand, competition, and other economic factors that limit the useful life of the asset.

For the first quarter of FY05, the Company recorded $151,000 of amortization related to the COMCOR agreement and broadcast license assets.  Over each of the next five years, the Company expects to recognize annual amortization of approximately $604,000 related to these intangible assets.

Goodwill recorded in connection with the acquisition of CCTV represents the excess of the acquisition price over the currently estimated fair value of the identified tangible and intangible assets of CCTV.  In accordance with SFAS 142, goodwill is not being amortized and will be tested for impairment at least annually. The impairment test involves a comparison of the fair value of its reporting unit as defined under SFAS No. 142, with carrying amounts.  If the reporting unit's aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit's goodwill may be impaired.  The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of the assets.

At February 29, 2004, the allocation of the purchase price had not been finalized and accordingly the composition of intangible assets was not available.  This allocation process has since been completed, and accordingly, at May 31, 2004, the Company's intangible assets were comprised as follows (in thousands).

Agreement with COMCOR	$ 3,490
Broadcasting licenses	2,572

Less accumulated amortization	6,062

Intangible assets, net	(151)

$ 5,911

(3)           Investment in Institute For Automated Systems

IAS is a telecommunications company that operates a data communications network in Russia. As a result of the acquisitions of CCTV and MBC in February 2004, the Company has a 43.5% equity interest in IAS, which it records on a two-month lag basis consistent with the accounting for each of CCTV and MBC. For the three months ended May 31, 2004, the Company recorded $132,000 as its equity in IAS's losses for the three months ended March 31, 2004.

The Company's investment in IAS is recorded at $7,762,000 as compared to 43.5% of IAS's equity which is $3,032,000.  The difference is due to the valuation of IAS as part of the process to allocate the purchase price for the acquisition of CCTV and MBC.

The following presents the summarized financial condition of IAS as of March 31, 2004 and the results of its operations for the three months then ended (in thousands):

Balance Sheet	March 31, 2004

Current assets	$ 1,547
Non-current assets	9,141

Total assets	$ 10,688

Current liabilities	$ 1,859
Non-current liabilities	1,860

Total liabilities	3,719

Shareholders' equity	$ 6,969

$ 10,688

Statement of Operations	Three months ended March 31, 2004

Revenues	$ 1,294
Cost of revenues	(1,045)
Operating expenses	(397)

Loss from operations	(148)
Foreign currency transaction loss	(84)
Interest expense	(71)
Income tax expense	-

Net loss	$ (303)

(4)           Income Taxes

Income tax benefit represents an estimate of the effective income tax rate for the current fiscal year after considering valuation allowances with respect to the Company's ability to realize tax benefits from its operating losses and its equity in the losses of IAS.

(5)           Loss Per Share

Loss per share is computed based on the weighted average number of common and common equivalent shares outstanding.  Diluted earnings per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive.   For the three months periods ended May 31, 2004 and 2003, the assumed conversion of the Company's convertible securities had antidilutive effects on the Company's earnings per share.

	Three Months Ended May 31,
	2004	2003

Calculation of basic loss per share

Numerator for basic and diluted loss per share:
Net loss	$ (800)	$ (484)

Denominator for basic loss per share:
Weighted average number of shares outstanding during the period	8,448	2,100
Effect of dilutive securities	-	-

Denominator for diluted loss per share	8,448	2,100

Basic loss per share	$ (0.09)	$ (0.23)

Diluted loss per share	$ (0.09)	$ (0.23)

(6)           Preferred Stock

In April 2004, the Company called for the redemption of 35,000 shares, or approximately 18.6%, of the outstanding shares of its Preferred Stock with a redemption date, as extended, of May 14, 2004.  As a result of the redemption and voluntary conversions of the Preferred Stock into Common Stock in lieu of redemption, 8,761 shares of Preferred Stock were redeemed and 29,016 shares of Preferred Stock were converted into 88,635 shares of the Company's Common Stock. At May 31, 2004, 150,229 shares of Preferred Stock remain outstanding.

(7)           Retirement Plans

The Company maintains a non-contributory defined benefit plan and a defined contribution plan which collectively cover substantially all full-time employees.  The defined contribution plan is funded through employees' contributions and employer's matching contributions.  Pension expense for the Company's defined contribution plan totaled $5,000 and $0 for the three months ended May 31, 2004 and May 31, 2003, respectively.

The projected benefit obligations were determined using the following assumptions:

	2004	2003

Discount rate	6.00%	6.50%
Future compensation growth rate	5.00%	5.00%
Long-term rate of return on plan assets	8.00%	8.00%

The required use of expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year.  Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore the pattern of income and expense recognition will more closely match the pattern of the services provided by the employees.  Differences between actual and expected returns are recognized in the calculation of net periodic pension cost or (income) over five years as provided for in the accounting rules.

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

	Three Months Ended May 31,
	2004	2003

Components of periodic benefit cost:
Service cost of benefits accrued	$ 6	$ 7
Interest cost on projected benefit obligations	205	203
Expected return on plan assets	(281)	(277)
Amortization of unrecognized actuarial losses	27	25

Net periodic benefit gain	$ (43)	$ (42)

The Company has not made any contributions to the defined benefit plan since the plan was acquired in FY91 as part of the acquisition of JM Ney, and it expects that it will not be required to make any contributions during FY05.

(8)                 Commitments and Contingencies

At May 31, 2004, the Company remains obligated to issue 220,879 shares of its common stock to COMCOR as settlement of $1,380,000 of liabilities to COMCOR to occur in accordance with terms of the agreements which resulted in the Company acquiring COMCOR'S equity interest in CCTV.  The Company expects that this transaction will be completed before the end of the current fiscal year.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the MD&A in the Company's Report on Form 10-K for the year ended February 29, 2004.

Overview
 The Company is a holding company which on February 24, 2004, completed the acquisition of 100% of CCTV, a Russian company that delivers cable television, high speed data transmission and Internet services to its customers in Moscow, Russia.  CCTV is an early stage business that is currently expanding its network and attempting to increase its customer base.  Prior to February 2004, the Company had an indirect equity interest in CCTV through its 25% equity interest in Moscow Broadband Communication Ltd. ("MBC"), which in turn held 50% voting control over CCTV.  As an integral component of the acquisition of CCTV, the Company also acquired the 75% of MBC that it did not previously own.

The Company also has a trading portfolio of equity investments of domestic and foreign-based companies, which at May 31, 2004 was valued at $1,779,000.

Due to the recent acquisition of CCTV, the current year information is not comparative with prior year information.  We have incorporated certain historical operating results of CCTV into our discussion to assist in the analysis and evaluation of our results.

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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition
 Revenue is primarily derived from the sale of cable television and Internet services to subscribers and is recognized in the period the related services are provided.  Under SAB 101, the Company defers connection fees, set-top sales and related costs, and recognizes them over a five-year period, which represents the estimated customer relationship period.  The Company follows the guidance of FASB 51 in recognizing initial connection revenues and direct selling costs.  All revenue figures are recorded net of value-added taxes.

Doubtful Accounts
 The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company to collect amounts due from others.

Prepaid Pension Expense
 The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, "Employers' Accounting for Pension Plans", which provides for the delayed recognition of actuarial gains and losses that arise from differences between actual results of the plan from the actuarially calculated results based on several factors including employee mortality and turnover, investment return on plan assets and the discount rates used to record the present value of the obligations of the plan.  To the extent that unrecognized gains or losses exceed 10% of the greater of the plans projected benefit obligation or the market value of its assets, such excess is amortized over the estimated remaining service period for active employees.  The Company considers and adjusts the various assumptions utilized in the calculations such as the discount rate, future compensation growth rate and the long-term rate of return on plan assets, as market conditions warrant.

Consolidation
 For the three months ended May 31, 2004, the Company's consolidated results of operations include the results of each of CCTV and MBC for the three months ended March 31, 2004.  However, their results of operations from January 1, 2004 to February 24, 2004 have been excluded to the extent that the Company did not have a prior direct or indirect equity interest in their results.  Such exclusion has been reflected as "Losses of subsidiaries prior to consolidation" on the Company's consolidated statements of operations.

Valuation of Long-Lived Assets
 Long-lived assets such as property, plant, and equipment and acquisition-related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets the Company intends to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and carrying value of the asset. For assets the Company intends to dispose of by sale, a loss would be recognized for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets. The Company periodically evaluates the useful lives of its property, plant, and equipment based on changes in technology, current business developments, and other industry conditions. It is reasonably possible that these assets could become impaired as a result of these factors.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MAY 31, 2004 VS. THREE MONTHS ENDED MAY 31, 2003

For the three months ended May 31, 2004, the Company reported net loss applicable to common shareholders of $800,000, or $0.09 per share, as compared to a loss of $484,000 or $0.23 per share for the three months ended May 31, 2003.  The results are not comparable, as the current quarter reflects the full consolidation of CCTV's results of operations, while the prior year's results included the Company's indirect 12.5% interest in CCTV's results arising from the Company's use of the equity method of accounting for the investments.  In addition to CCTV's operating progress, the effects of purchase accounting have generally resulted in lower amounts of depreciation and amortization than had been reported by CCTV due to the fact that a substantial portion of the carrying value of CCTV's assets were reduced based on their fair value at the date of acquisition in 2004.  The per share results in the current quarter reflect the increase in the Company's outstanding shares, primarily as the result of the shares of common stock issued in February 2004 to enable the acquisition of CCTV and MBC.  The per share amounts do not include the effects of the additional 200,879 shares of common stock that will be issued pursuant to the terms of the acquisition agreements, and which shares are expected to be issued before the end of the current fiscal year.

Subscription Revenue
 For the three months ended May 31, 2004, the Company recorded $1,091,000 of revenues for its cable television and Internet access services.   The Company did not consolidate CCTV's results in the prior year, but the change from the prior year is as follows:

	Three Months Ended

	May 31, 2004	May 31, 2003	Change

Television services	$ 340	$ 167	103.6%
Internet access services	751	355	111.5%

	$ 1,091	$ 522	109.0%

Television revenues increased as subscribers for its terrestrial broadcasting television increased to 58,296 as of March 31, 2004, which is an increase of 26.9% from the 45,934 subscribers reported as of March 31, 2003.   In addition, subscribers of premium television services increased 92.2% from 3,576 at March 31, 2003 to 6,873 at March 31, 2004.  The terrestrial and premium subscriber growth represent increases of 3.4% and 32.6% respectively, from December 31, 2003 levels.  The subscriber amounts include inactive subscribers, or subscribers who had not paid for services in the months being reported, which for terrestrial services averaged approximately 3.2% and 2.9% during the three month periods ended March 31, 2004 and 2003, respectively, and for premium television service, inactive accounts averaged approximately 30.5% and 21.5% of reported total subscribers, respectively, during these periods.

The subscriber growth was accomplished from sales in areas of Moscow that were newly accessed since March 31, 2003 and from increased market penetration in areas to which the Company had previously accessed through its hybrid co-axial fiber network which provides the "last mile" access from the fiber optic network which the Company leases to the homes.  At March 31, 2004, the Company had market penetration for its terrestrial and premium television services of 34.8% and 4.1%, respectively, as compared to market penetration of 36.8% and 2.9%, respectively, at March 31, 2003.  At March 31, 2004, the number of homes passed totaled 167,348 as compared to 124,987 as of March 31, 2003.

Internet access service revenue increased due to increases in the number of subscribers for these services.  At March 31, 2004, there were 11,893 reported subscribers for Internet access services, which is an increase of 96.6% from the 6,048 subscribers reported a year earlier and an 18.8% increase during the quarter from the December 31, 2003 subscriber count of 10,015.  The subscriber amounts include inactive subscribers, which averaged approximately 22.4% during the three months ended March 31, 2004, as compared to an average inactive level of approximately 16.0% during the three months ended March 31, 2003.  Market penetration of Internet services was approximately 7.1% of the 167,348 homes passed at March 31, 2004, as compared to market penetration of 4.2% of the 124,987 homes passed at March 31, 2003.

Connection fees and equipment sales
 For the three months ended May 31, 2004, the Company recorded $109,000 of connection fees and installation revenue.  The Company did not consolidate CCTV's results in the prior year, but the current year revenue levels represent a decrease of $68,000 or 38.4% as compared to the $177,000 of revenues recognized by CCTV during the three months ended March 31, 2003.  The lower revenue relates to the significant discount on set top boxes for premium television subscribers that were given during the period as part of sales promotions.

Other revenue
 For the three months ended May 31, 2004, the Company recorded $178,000 of other revenue from CCTV of which approximately $129,000 relates to revenues from ComCor due to CCTV's participation as a subcontractor in a City of Moscow build-out program in the Zelenograd region.

Other revenues also includes approximately $79,000 of rental income, $48,000 of ultrasonic royalty income.

Cost of sales
 Cost of sales for the three months ended May 31, 2004 totaled 1,150,000 or 83.5% of total revenue to produce gross margin of $228,000.  The Company did not consolidate CCTV's results of operations in the prior year, but CCTV did report cost of sales for its first quarter of the prior year of $1,179,000.  The prior year results include approximately $268,000 of amortization of intangible assets as compared to $151,000 for the current year's first quarter.  All other components increased approximately $88,000 due to increased costs for lease of secondary nodes from COMCOR and costs associated with the Zelenograd build-out program.

Operating expenses
 Operating expenses totaled $1,694,000 during the three months ended May 31, 2004.  For the three months ended May 31, 2003, the Company recorded $885,000 of expenses, but this amount is not readily comparable because of the acquisition of CCTV and MBC.  Corporate-level expenses during the quarter totaled $677,000 which represents a decrease of $208,000 from the prior year costs.  Lower professional fees, which had been incurred in the prior year relating to the negotiation and documentation of the agreements leading to the acquisition of CCTV, accounted for most of the difference.  In addition, in the current year, the Company incurred salary expenses that were formerly paid by MBC, but such increases were substantially offset by lower costs associated with the valuation charges of deferred compensation accounts for certain executives.

CCTV incurred $1,015,000 of operating expenses in its first quarter which compares to $796,000 for its comparable quarter in the prior year.  Increased salaries, professional fees and costs associated with the TV guide designed to better market the Company's premium television services accounted for the increase in costs.

Equity in losses of IAS
 For the three months ended May 31, 2004, the Company recorded a $132,000 expense as its equity in the losses of IAS.  This represents 43.5% of IAS's losses of $303,000 for the three months ended March 31, 2004.  For the prior year, the Company did not consolidate CCTV's results of operations, but CCTV did record its 41.7% equity interest in IAS's losses which totaled $134,000 for the three months ended March 31, 2003.  MBC owned only 1.8% of IAS and did not utilize equity accounting in the prior year.  IAS's losses increased primarily due to $70,000 of interest expense on a bank loan, an increase in foreign currency transaction losses and increased personnel costs.

Investment income and other income
 For the three months ended May 31, 2004, investment income and other income totaled $332,000 as compared to $610,000 in the comparable period in the prior fiscal year.  Significant components of investment income and other income are as follows (in thousands):

	Three Months Ended

	May 31, 2004	May 31, 2003

Net gains from domestic trading portfolio	$ 68	$ 456
Rental income	79	76
Interest and dividends	13	20
Ultrasonic royalties	48	13
Change in deferred compensation accounts	(14)	45
Precious metals recovery	138	-

	$ 332	$ 610

The recovery of the value of precious metals relates to the Company's former Electronics segment which used outside refiners to process its precious metal scrap.

Interest expense
 Interest expense totaled $60,000 for the three months ended May 31, 2004 which is a $3,000 increase from the $57,000 of interest recorded in the comparable period of the prior fiscal year.  The lower interest resulting from principal payments on the Company's 10 ½% subordinated debentures was more than offset by the interest expense of a $2 million mortgage which was closed in the second quarter of the prior fiscal year.

Income tax benefit
 Income tax benefit has been accrued based upon the estimated effective tax rates for the fiscal year, after considering valuation allowances related to the Company's ability to realize such tax benefits.

Losses of subsidiaries prior to consolidation
 For the three months ended May 31, 2004, the Company has added back the net losses of each of CCTV and MBC to the extent that it did not have a direct or indirect equity interest in these entities from January 1, 2004 to the date of their acquisition, February 24, 2004.

Preferred dividends
 Preferred dividends during the three months ended May 31, 2004 totaled $59,000 as compared to $71,000 of dividends in the first quarter of the prior fiscal year.  The reduction reflects the effects of redemption and conversion of a total of 37,777 shares of the Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended May 31, 2004, the Company used $314,000 in its operating activities, which is comprised of a use of cash of $747,000 in net losses as adjusted for non-cash items, and $433,000 of cash provided by changes in operating assets and liabilities.  During the quarter, the Company generated $333,000 from investing activities, which was comprised of the use of $853,000 for capital expenditures and a net of $1,186,000 of cash provided by activities relating to the Company's short-term investment portfolio.  Financing activities used $279,000 during the three months ended May 31, 2004, as the Company used funds to redeem a portion of its preferred stock, pay dividends and make principal payments on a real estate mortgage loan.

At May 31, 2004, the Company's consolidated cash position was $2,980,000 and it had $1,779,000 in marketable securities.  Subsequent to the quarter end, this cash position was reduced as the Company's wholly-owned subsidiary CCTV, further expanded its access network for the delivery of television and Internet access services.  The Company expects to be able to meet its operating obligations for at least the next twelve months and the costs of these additional capital expenditures; however, further growth in CCTV's network and the longer term ability to meet operating expenses and debt service requirements will be dependent on the Company's success in attracting outside sources of capital.  The Company has received commitments from certain existing shareholders for an additional $2.1 million in funding if other external financing is not obtained.  The Company believes that such external financing can be obtained, but at this time there can be no assurances of its ability to do so on favorable terms.

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

Effect of New Accounting Pronouncements

In December 2003, the FASB issued SFAS 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement changes the disclosure requirements for pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS 87, Employers' Accounting for Pensions, SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement requires additional disclosures to those required in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. SFAS 132 requires that information be provided separately for pension plans and for other post-retirement benefit plans. SFAS 132 is effective for annual financial statements with fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003. The Company has adopted SFAS 132 and provided the interim period disclosure requirements for the period ended May 31, 2004. The adoption of SFAS 132 did not have any impact on the Company's operating results or financial position.

In December 2003, the FASB published a revision to Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("FIN 46R") to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Under the new guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. The rules are effective in financial statements for periods ending after March 15, 2004. FIN 46R did not have any impact on the Company's operating results or financial position because the Company does not have any variable interest entities.

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

EQUITY SECURITY RISK

At May 31, 2004, the Company has equity risk with respect to $1,779,000 of investments in U.S. based publicly traded financial institutions held in its trading portfolio.  The Company bears the risk of the fluctuations of market prices of the stock of these companies.

FOREIGN INVESTMENT RISK
 The Company's investment in CCTV is subject to currency fluctuations, and the economic and political risks associated with Russia. The Company has not entered into any derivative instruments to hedge the risks associated with this investment. This investment also bears the risk of CCTV's ability to increase its revenues through the addition of subscribers for its cable television, high-speed data transmission and Internet services. The subscriber growth is largely dependent upon CCTV's ability to build-out its access network from the MFON which it leases from COMCOR, which is largely dependent upon it receiving a sufficient amount of capital to pay for the equipment and construction costs.

INTEREST RATE RISK
 At May 31, 2004, Andersen Land Corp., a wholly owned subsidiary of the Company, was liable in the amount of $1,847,000 under a mortgage collateralized by a real estate property and an assignment of rental income from the lease of the property.  Interest under this note will fluctuate at 2.25% above the London Interbank Offered Rate (LIBOR), which will expose the Company at each periodic renewal of the rate.  At May 31, 2004, the interest rate on this mortgage loan was 3.81%,which is scheduled to be re-set in October 2004.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.  The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), based on their evaluation of such controls and procedures conducted as of the end of the period covered by this report, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting.  There has been no change in the Company's internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Norman D. Mass and Lois Ravage Mass v. Amchem Products, Inc. et. al. (New York State Supreme Court, County of New York, Index 101931-04) and Loretta Brienza and Brent Brienza v. A.W. Chesterton Company et. al. (New York State Supreme Court, County of New York, Index 104076-04).

As originally reported in the Company's Form 10-K for the year ended February 29, 2004, in March and April 2004, the Company's wholly-owned subsidiary, The J.M. Ney Company, now known as Andersen Land Corp., was served with a summons and a complaint in the above-captioned matters in which it and in excess of one hundred (100) other parties were named as defendants in an asbestos related civil action for negligence and product liability filed in the Supreme Court of New York in which the Plaintiffs claim damages from being exposed to asbestos and asbestos products alleged to have been manufactured or supplied by the defendants, including JM Ney's former dental division.  The plaintiffs have not provided any specific allegations of facts as to which defendants may have manufactured or supplied asbestos and asbestos products which are alleged to have caused the injuries.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description

31.1	Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the three months ended May 31, 2004, the Company filed the following reports on Form 8-K:

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

On April 13, 2004, the Company filed a Form 8-K under Items 5 and 7 to report that it had issued a press release announcing operating progress at CCTV as of March 31, 2004 in terms of growth of the access network and increases in subscribers and revenue from subscriber services.

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

Subsequent to May 31, 2004 the Company filed the following reports on Form 8-K:

On June 14, 2004, the Company filed a Form 8-K under Items 5 and 7 to report that it had issued a press release announcing an agreement between CCTV and NTV-Plus pursuant to which CCTV will offer its customers premium television content offered by NTV-Plus.

On June 17, 2004, the Company filed a Form 8-K under Items 7 and 12 to report that it had issued a press release setting forth the Company's financial results for the fourth quarter and year ended February 29, 2004 and the results of a partial redemption of its Preferred Stock.

On June 28, 2004, the Company filed a Form 8-K under Items 5 and 7 to report that it had issued a press release announcing the election of Oliver R. Grace, Jr. as its Chairman of the Board.

SIGNATURES

MOSCOW CABLECOM CORP.

By: /s/ Oliver R. Grace, Jr.
Oliver R. Grace, Jr.
Chairman, President and Chief Executive Officer
Date: July 20, 2004

By: /s/ Andrew M. O'Shea
Andrew M. O'Shea
Chief Financial Officer
Date: July 20, 2004