Form 10-Q
period 2004-10-15
MOSCOW CABLECOM CORP
filed 2004-10-15
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 0-1460

MOSCOW CABLECOM CORP.
(Exact name of Registrant as specified in its charter)

DELAWARE	06-0659863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 826-8942
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x  No o

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes o   No x

The number of shares of the Registrant's $.01 par value common stock outstanding at September 30, 2004 was 8,797,100.

MOSCOW CABLECOM CORP.
FORM 10-Q

Part I.  Financial Information
Item 1.  Financial Statements

MOSCOW CABLECOM CORP.
Consolidated Condensed Balance Sheets
(In thousands, except per share data)

	August 31, 2004	February 29, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,572	$ 3,240
Marketable securities	1,837	2,897
Accounts and other receivables, less allowance for doubtful accounts of $39 and $38, respectively	156	124
Inventories	601	793
Taxes receivable	1,434	1,396
Prepaid expenses and other current assets	543	154
Deferred income taxes (Note 4)	154	-

Total current assets	6,297	8,604
Property, plant and equipment, net	16,871	13,552
Construction in progress and advances	2,772	5,209
Prepaid pension expense	4,840	4,754
Intangible assets and goodwill	-	10,071
Intangible assets, net (Note 2)	5,760	-
Goodwill (Note 2)	4,493	-
Investment in Institute for Automated Systems (Note 3)	7,723	7,894
Other assets	987	448

Total assets	$ 49,743	$ 50,532

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ 598	$ 598
Payable to affiliate	2,302	1,824
Accounts payable	1,419	880
Accrued liabilities	1,670	1,565
Deferred income taxes (Note 4)	-	614

Total current liabilities	5,989	5,481
Long-term debt, less current maturities	2,858	2,941
Other long-term obligations	1,195	625
Deferred income taxes (Note 4)	4,592	4,063

Total liabilities	14,634	13,110

Commitments and contingencies
Stockholders' equity:
Cumulative convertible preferred stock, no par value; authorized 800,000 shares; 150,144 shares and 188,006 shares issued and outstanding, respectively; liquidation preference $18.75 per share (Note 6)	2,792	3,497
Common stock, $.01 par value; authorized 15,000,000 shares; issued and outstanding 8,575,962 shares and 8,430,335 shares respectively	86	84
Additional paid-in capital	34,324	33,350
Retained earnings (accumulated deficit)	(2,093)	491

Total stockholders' equity	35,109	37,422

Total liabilities and stockholders' equity	$ 49,743	$ 50,532

The accompanying notes are an integral part of these consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three months ended August 31,		Six months ended August 31,
	2004	2003	2004	2003

Sales and revenues
Subscription fees	$ 1,239	-	$ 2,330	-
Connection fees and equipment sales	124	-	233	-
Other	41	-	219	-

Total revenue	1,404	-	2,782	-

Cost of sales
Services from related party	323	-	619	-
Salaries and benefits	52	-	353	-
Depreciation and amortization	345	-	649	-
Other	609	-	858	-

Total cost of sales	1,329	-	2,479	-

Gross margin	75	-	303	-

Operating expenses
Salaries and benefits	883	124	1,644	243
Depreciation	92	60	211	118
General and administrative	1,087	401	1,901	1,110

Total operating expenses	2,062	585	3,756	1,471

Loss from operations	(1,987)	(585)	(3,453)	(1,471)

Equity in losses of Institute for Automated Systems	(39)	-	(171)	-
Equity in losses of Moscow Broadband Communication Ltd.	-	(147)	-	(321)
Investment income and other income	194	335	526	945
Interest expense	(61)	(63)	(121)	(119)
Foreign currency translation gain	52	-	45	-

Loss before income taxes	(1,841)	(460)	(3,174)	(966)
Income tax benefit (expense)	113	(197)	180	(104)
Losses of subsidiaries prior to consolidation	-	-	525	-

Net loss	(1,728)	(657)	(2,469)	(1,070)
Preferred dividends	(56)	(70)	(115)	(141)

Net loss applicable to common shares	$(1,784)	$ (727)	$(2,584)	$(1,211)

Earnings per common share:
Basic and diluted (Note 5)	$ (0.21)	$ (0.35)	$ (0.30)	$ (0.58)

The accompanying notes are an integral part of these consolidated condensed financial statements

4.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Six months ended
	August 31, 2004	August 31, 2003
Cash flows from operating activities:

Net (loss) income	$ (2,469)	$ (1,070)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Losses of subsidiaries prior to consolidation	(525)	-
Equity in losses of Institute for Automated Systems	171	-
Equity in losses of Moscow Broadband Communication Ltd.	-	321
Depreciation and amortization	860	120
Stock-based compensation	436	-
Deferred income taxes	(198)	355
Pension income	(86)	(84)
Net gains from marketable securities	(126)	(684)
Changes in operating assets and liabilities:
Accounts and other receivables	(32)	(104)
Inventories	192	-
Prepaid expenses and other assets	(726)	(34)
Accounts payable	1,017	(131)
Accrued liabilities and other long-term obligations	447	(227)
Net cash used in operating activities	(1,039)	(1,538)

Cash flows from investing activities:
Investment in ComCor-TV	-	(3,500)
Purchases of property and equipment	(1,438)	(42)
Purchases of marketable securities	(386)	-
Proceeds from sales of marketable securities	1,572	-
Net cash used in investing activities	(252)	(3,542)

Cash flows from financing activities:
Principal payments on long-term debt	(83)	(28)
Proceeds from mortgage loan	-	1,966
Redemption of preferred stock	(165)	-
Preferred dividends paid	(129)	(141)

Net cash (used in) provided by financing activities	(377)	1,797

Net decrease in cash and cash equivalents	(1,668)	(3,283)

Cash and cash equivalents - beginning of period	3,240	6,279

Cash and cash equivalents - end of period	$ 1,572	$ 2,996

Noncash financing activities:
Shares of Common Stock issued in exchange for 29,101 shares of Series A Preferred Stock	88,894	-

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

The Company anticipates the need for additional financing to support its current operations.  On August, 26, 2004, the Company entered into agreements for $51 million of equity and debt financing from affiliates of Columbus Nova Capital, (together with its affiliates, "Columbus Nova"), a private global investment group, pursuant to which Columbus Nova will acquire 4,500,000 shares of newly created Series B Preferred Stock for $5.00 per share and warrants to acquire an additional 8,283,000 shares of Series B Preferred Stock at $5.00 per share exercisable within five years of closing, and extend up to $28.5 million of debt financing.  The closing of the equity and debt financing is subject to, among other things, approval from the Company's stockholders. Columbus Nova Capital has entered into voting agreements with the holders of approximately 54% of the outstanding shares of the Company's common stock in which such stockholders have agreed to vote in favor of the proposals which will allow the Company to complete these transactions.  The Company currently expects to be able to close the Columbus Nova equity and debt transactions by the end of December 2004.

The Columbus Nova financing, along with expected cash flows generated from operations in the future, is expected to be sufficient to enable the Company to expand CCTV's access network from approximately 297,000 homes at August 31, 2004 to one million homes within three years of the closing of the transaction. If the Columbus Nova financing does not close, there can be no assurance that the Company would be able to attract sufficient capital from other sources to enable it to continue to meet its debt service, preferred dividend and operating expenses obligations or for it to support the continued growth of CCTV's operations or, if it were successful in attracting capital, that the terms of such capital would not be more dilutive to existing stockholders in terms of percentage ownership than the Columbus Nova financing and would not be dilutive in terms of book value or our current loss per share. The Company has commitments from existing stockholders for an additional $2.1 million of funding if additional external financing is not obtained to fund the Company's current operations, and it believes that it has access to sufficient capital to finance  the current level of operations for the next 12 months.

In connection with the transaction with Columbus Nova, based on a market price of the Company's Common Stock of $8.70 per share, the Company expects to record a non-cash charge of an estimated $47.3 million relating to the beneficial conversion feature of the Series B Preferred Stock and the warrants to be issued to Columbus Nova as a result of the purchase price for these Common Stock equivalents being below the market value of the Common Stock at the time of entering the Subscription Agreement.

Consolidation

The Company has consolidated the accounts of all its wholly-owned and majority-owned subsidiaries.  The Statement of Operations for each of ZAO ComCor-TV ("CCTV") and Moscow Broadband Communication Ltd ("MBC") have been consolidated on a two-month lag basis, but their results for the period from January 1, 2004 to February 24, 2004 (the date on which they were acquired by the Company) have been excluded to the extent that the Company did not have a direct or indirect equity interest in their results prior to their acquisition on February 24, 2004.  This adjustment has been reflected as "Losses of subsidiaries prior to consolidation".

Stock-based Compensation Plans

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for its stock-based compensation plans and has elected to continue to use the intrinsic value-based method to account for stock option grants.  The intrinsic value of stock-based compensation issued to employees as of date of grant is recognized as such grants are vested.  In addition, for stock options granted, the Company has adopted the disclosure-only provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment of Statement of Financial Accounting Standards No. 123.  Accordingly, no compensation expense has been recognized for the Company's stock option plans.  Had we elected to recognize compensation expense based upon the fair value at the grant dates for awards under the stock option plans, net loss per share would have been increased to the pro forma amounts indicated in the following table (in thousands, except per share data):

	Three months ended		Six months ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Net loss:
As reported	$ (1,728)	$ (727)	$ (2,584)	$ (1,211)

Deduct: Total stock based compensation expense determined under the fair value method, net of taxes	(6)	-	(6)	-
Pro-forma	$(1,734)	$(727)	$(2,590)	$(1,211)

Basic and Diluted net loss per Share:
As reported	$(0.21)	$(0.35)	$(0.30)	$(0.58)
Pro-forma	$(0.21)	$(0.35)	$(0.30)	$(0.58)

The weighted average fair value of the Company's stock options was calculated using the Black-Scholes Option Pricing Model with the following assumptions used for grants in their respective periods.  For periods ended in 2004; no dividend yield; expected volatility of 70%; risk free interest rate of 3.5%; and expected life of 5 years.  There were 95,000 options granted during the six months ended August 31, 2004 with a fair value of $3.99 per share.  No options were granted during the six months ended August 31, 2003.

(2)           Intangible Assets and Goodwill

In May 2003, the Company entered into agreements with Moscow Telecommunications Corporation ("COMCOR") in which the Company agreed to acquire control over 100% of the outstanding stock of CCTV through i) the contribution of cash into CCTV, of which $3.5 million was made in May 2003; ii) the issuance of 4,220,879 shares of its Common Stock in exchange for the shares of CCTV held by or to be acquired by COMCOR; and iii) the issuance of 2,250,000 shares of its Common Stock in exchange for the 75% of MBC not previously owned by the Company.  On February 24, 2004, the Company issued 4,000,000 shares of its Common Stock to COMCOR and 2,250,000 shares of its Common Stock to the shareholders of MBC to acquire control over all the outstanding equity of CCTV.

The consideration for the acquisition of CCTV and MBC has been valued at $30.7 million, which includes the cash contribution of $3.5 million in May 2003 and $27.2 million representing the value of shares of Common Stock issued and committed to be issued based upon the market price of $4.21 per share for the Company's Common Stock at the time the agreements were reached and announced in May 2003. The purchase price has been allocated as follows (in thousands):

Net assets of CCTV	$12,315
43.5% equity interest in Institute for Automated Systems ("IAS")	7,882
Intangible assets and goodwill	10,555

Total	$30,752

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

The Company's agreement with COMCOR, pursuant to which COMCOR provides signal delivery and other services from its fiber optic network to CCTV, has been concluded at rates more favorable to the Company than current market terms.  Accordingly, the Company has recorded an intangible asset related to the economic savings associated with this agreement.    Although this agreement does not expire until 2053, the Company believes that obsolescence, demand, competition, and other economic factors limit the usefulness of the agreement and, accordingly, the agreement is being amortized over a useful life of 10 years based on the consideration of the aforementioned factors.

CCTV's licenses to provide television broadcast services have also been determined to have a finite life of 10 years based upon the expectation of obsolescence, demand, competition and other economic factors that limit the useful life of the asset.

For the three and six month periods ended August 31, 2004, the Company recorded $151,000 and $302,000, respectively of amortization relating to the COMCOR agreement and CCTV's broadcast license assets.  Over each of the next five years, the Company expects to recognize annual amortization of approximately $604,000 related to these intangible assets.

The $4,493,000 of goodwill recorded in connection with the acquisition of CCTV represents the excess of the acquisition price over the currently estimated fair value of the identified tangible and intangible assets of CCTV.  In accordance with SFAS No. 142, goodwill is not being amortized and will be tested for impairment at least annually. The impairment test involves a comparison of the fair value of the reporting unit as defined under SFAS No. 142, with carrying amounts.  If the reporting unit's aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit's goodwill may be impaired.  The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of the assets.

At February 29, 2004, the allocation of the purchase price had not been finalized and accordingly the composition of intangible assets was not available.  This allocation process has since been completed, and accordingly, at August 31, 2004, the Company's intangible assets were comprised as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Agreement with COMCOR	$ 3,490	$ (174)	$ 3,316
Broadcasting licenses	2,572	(128)	2,444

Totals	$ 6,062	$ (302)	$ 5,760

Licenses

CCTV's three licenses for TV broadcasting services, telematic services and data transmission services (the "Licenses") expired in August and September 2004.  Applications for renewal of each of the Licenses were filed with the Ministry of Information Technologies and Communications (the "Communications Ministry") on June 24, 2004.  The Communications Ministry returned these applications to CCTV on July 5, 2004, stating that the Communications Ministry was unable to renew such Licenses because (i) the Federal Agency for Surveillance in the Communications Field, a governmental authority responsible for the issuance of telecommunication licenses (the "Communications Service"), has not been registered as a legal entity and (ii) the list of communications-related activities that are subject to licensing has not been approved following the commencement of the reorganization of the Russian Government in March 2004.  On July 28, 2004, CCTV sent a letter to the Communications Service, requesting that the Communications Service inform CCTV as to what action, if any, it is required to take until its Licenses are renewed.  On August 25, 2004, CCTV received a response from the Communications Service, requesting that CCTV re-submit its applications for renewal of the Licenses.  On September 30, 2004, CCTV re-submitted its applications to the Communications Service.

The Company and CCTV expect that the Licenses will be renewed, although there can be no assurances that they will be renewed.  The Company believes that the risk of the Licenses not being renewed is minimal.  CCTV has complied will all statutory requirements to obtain the renewal of its Licenses. Nevertheless, CCTV could be deemed to be operating in violation of Russian law that provides for civil, administrative and criminal liability for engaging in licensed activities without a valid license.  If the Licenses are not renewed and CCTV is found to be in violation of applicable Russian law, there would be a material adverse effect on the Company's financial condition and results of operations.

(3)           Investment in Institute For Automated Systems

IAS is a telecommunications company that operates a data communications network in Russia. As a result of the acquisitions of CCTV and MBC in February 2004, the Company has a 43.5% equity interest in IAS, which it records on a two-month lag basis consistent with the accounting for each of CCTV and MBC. For the three and six month period ended August 31, 2004, the Company recorded $39,000 and $171,000, respectively, as its equity in IAS' losses for the three and six months ended June 30, 2004.

The Company's investment in IAS is recorded at $7,723,000 as compared to the book value of 43.5% of IAS' equity, which is $2,992,000.  The difference reflects the acquisition cost of 43.5% of IAS by the Company as determined by the allocation of the overall purchase price for the Company's acquisition of CCTV and MBC in February 2004.

The following presents the summarized financial condition of IAS as of June 30, 2004 and the results of its operations for the three and six months then ended (in thousands):

Balance Sheet	June 30, 2004
Current assets	$ 1,911
Non-current assets	8,541

Total assets	$ 10,452

Current liabilities	$ 1,748
Non-current liabilities	1,826

Total liabilities	3,574

Shareholders' equity	6,878
$ 10,452

	Three months ended	Six months ended
Statement of Operations	June 30, 2004	June 30, 2004

Revenues	$ 1,222	$ 2,516
Cost of revenues	(976)	(2,021)
Operating expenses	(341)	(738)

Loss from operations	(95)	(243)
Foreign currency transaction gain (loss)	80	(4)
Interest expense, net	(66)	(137)
Income tax expense	(9)	(9)

Net loss	$ (90)	$ (393)

(4)           Income Taxes

Income tax benefit represents an estimate of the effective income tax rate for the current fiscal year after considering valuation allowances with respect to the Company's ability to realize tax benefits from its operating losses and its equity in the losses of IAS.

(5)           Loss Per Share

Loss per share is computed based on the weighted average number of common and common equivalent shares outstanding.  Diluted earnings per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive.   For the three and six month periods ended August 31, 2004 and 2003, the assumed conversion of the Company's 10 ½% Debentures or its Series A Preferred Stock or the presumed exercise of outstanding stock options had antidilutive effects on the Company's loss per share.

	Three months ended August 31,		Six months ended August 31,
	2004	2003	2004	2003
Calculation of basic loss per share

Numerator for basic and diluted loss per share:
Net loss applicable to common shares	$ (1,784)	$ (727)	$ (2,584)	$ (1,211)

Denominator for basic loss per share:
Weighted average number of shares outstanding during the period	8,563	2,100	8,488	2,100
Effect of dilutive securities	-	-	-	-

Denominator for diluted loss per share	8,563	2,100	8,488	2,100

Basic loss per share	$ (0.21)	$ (0.35)	$ (0.30)	$ (0.58)

Diluted loss per share	$ (0.21)	$ (0.35)	$ (0.30)	$ (0.58)

(6)                 Preferred  Stock

In April 2004, the Company called for the redemption of 35,000 shares, or approximately 18.6%, of the outstanding shares of its Series A Preferred Stock ("Preferred Stock") with a redemption date, as extended, of May 14, 2004.  As a result of the redemption and voluntary conversions of the Preferred Stock into Common Stock in lieu of redemption, 8,761 shares of Preferred Stock were redeemed and 29,016 shares of Preferred Stock were converted into 88,635 shares of Common Stock. In addition, during the quarter ended August 31, 2004, 85 shares of Preferred Stock were exchanged for 259 shares of Common Stock.  At August 31, 2004, 150,144 shares of Preferred Stock remain outstanding.

(7)                 Retirement Plans

The Company maintains a non-contributory defined benefit plan and a defined contribution plan which collectively cover substantially all full-time employees.  The defined contribution plan is funded through employees' contributions and employer's matching contributions.  Pension expense for the Company's defined contribution plan totaled $2,000 and $5,000 for the three and six months ended August 31, 2004, as compared to expenses of $0 for the three and six-month periods ended August 31, 2003.  Forfeiture funds were used in the prior year to reduce the Company's contributions to this plan.

The projected benefit obligations for the Company's defined benefit plan were determined using the following assumptions:

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

	Three months ended August 31,		Six months ended August 31,
	2004	2003	2004	2003
Components of periodic benefit cost:
Service cost of benefits accrued	$ 6	$ 7	$ 12	$ 14
Interest cost on projected benefit obligations	205	203	410	406
Expected return on plan assets	(281)	(277)	(562)	(554)
Amortization of unrecognized actuarial losses	27	25	54	50

Net periodic benefit gain	$ (43)	$ (42)	$ (86)	$ (84)

The Company expects that it will not be required to make any contributions to the defined benefit plan during FY05.

(8)           Related Party Transactions

The Company receives signal delivery services and data network services from COMCOR. During the three and six months ended August 31, 2004, charges for such services totaled $322,000 and $619,000, respectively. At August 31, 2004, the Company was indebted to COMCOR in the amount of $2,753,000, of which $1,380,000 was committed to be settled in exchange for 220,879 shares of the Company's Common Stock, under terms of the agreements leading to the Company's acquisition of CCTV. The liability has been adjusted to reflect the fair value of such Common Shares to be issued as of the date of the announcement of the transaction with COMCOR in May 2003.  The 220,879 shares of common stock were issued on September 20, 2004.

(9)           Commitments and Contingencies

At August 31, 2004, the Company remained obligated to issue 220,879 shares of its common stock to COMCOR as settlement of $1,380,000 of liabilities to COMCOR to occur in accordance with terms of the agreements which resulted in the Company acquiring COMCOR'S equity interest in CCTV.  These shares were issued on September 20, 2004.

At August 31, 2004, CCTV had issued commitments totaling $331,000 in connection with the build-out of its "last-mile" access network in Moscow.

(10)         Subsequent Events

On September 20, 2004, the Company issued  220,879 shares of its Common Stock to COMCOR in exchange for the shares of CCTV's Preferred Stock which COMCOR had recently acquired as settlement of approximately $1,380,000 of CCTV's liabilities to COMCOR in accordance with the agreements leading to the Company's acquisition of CCTV..

Columbus Nova Transaction

In September 2004, CCTV received $2 million of proceeds from Columbus Nova pursuant to the terms of a $4 million Bridge Loan facility that was entered into in connection with the signing of definitive agreements which outline the terms and condition of $51 million of equity and debt financing to be obtained by the Company from Columbus Nova.  Outstanding amounts under the Bridge Loan facility are payable upon the closing of the equity and debt financing agreements with Columbus Nova Capital. The closing of the equity and debt financing is subject to, among other things, approval from the Company's stockholders. Columbus Nova Capital has entered into voting agreements with the holders of approximately 54% of the outstanding shares of the Company's stock in which such stockholders have agreed to vote in favor of the proposals which will allow the Company to complete these transactions. The Company currently expects that it will be able to close on the Columbus Nova financing by the end of the calendar year 2004.  In the event that the equity and debt financing are not approved by the Company's stockholders, or otherwise are not consummated, the Bridge Loan facility will mature on June 30, 2005.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the MD&A in the Company's Report on Form 10-K for the year ended February 29, 2004.

Overview
The Company is a holding company which on February 24, 2004, completed the acquisition of 100% of CCTV, a Russian company that delivers cable television, high speed data transmission and Internet services to its customers in Moscow, Russia.  CCTV is an early stage business that is currently expanding its network and attempting to increase its customer base.  Prior to February 2004, the Company had an indirect equity interest in CCTV through its 25% equity interest in MBC, which in turn held 50% voting control over CCTV.  As an integral component of the acquisition of CCTV, the Company also acquired the 75% of MBC that it did not previously own. Furthermore, the Company has recently entered into agreements which, subject to stockholder approval and closing, will result in the Company receiving up to $51 million of proceeds from an equity and debt financing facility from Columbus Nova Capital. The debt and equity financing package will result in the issuance of 4,500,000 shares of a newly-created Class B Preferred Stock which will result in Columbus Nova Capital acquiring approximately a 34% equity interest in the Company, and approximately 55% equity interest on a fully diluted basis after considering the warrants to acquire 8,283,000 additional shares of Class B Preferred Stock which will be issued in connection with the financing. The proceeds from the equity and debt financing are expected to be sufficient to allow the Company to increase its "last mile" access network of homes in Moscow from approximately 198,000 homes to approximately 1,000,000 homes within a three-year period of time from the closing of the transaction.

The Columbus Nova equity and debt financing is expected to provide the Company with the capital that it believes is needed to more aggressively build-out the access network, expand sales and marketing programs and improve certain aspects of the Company's administrative infrastructure. The transaction will also involve the addition of new senior management and new members to the Company's Board of Directors. Such changes are expected to have pronounced impacts on the Company's future results of operations.

In connection with the transaction with Columbus Nova, based on a market price of the Company's Common Stock of $8.70 per share, the Company expects to record a non-cash charge of an estimated $47.3 million relating to the beneficial conversion feature of the Series B Preferred Stock and the warrants to be issued to Columbus Nova as a result of the purchase price for these Common Stock equivalents being below the market value of the Common Stock at the time of entering the Subscription Agreement.

The Company also has a trading portfolio of equity investments which at August 31, 2004 was valued at $1,837,000.

Due to the acquisition of CCTV in February 2004, the current year information is not comparative with prior year information.  We have incorporated certain historical operating results of CCTV into our discussion to assist in the analysis and evaluation of our results.

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

Revenue Recognition
Revenue is primarily derived from the sale of cable television and Internet services to subscribers and is recognized in the period the related services are provided.  Under SAB 104, the Company defers connection fees, set-top box and modem sales and related costs, and recognizes them over a five-year period, which represents the estimated customer relationship period.  The Company follows the guidance of FASB 51 in recognizing initial connection revenues and direct selling costs.  All revenues are recorded (net of VAT) only when there is persuasive evidence of an arrangement, services have been delivered, the price is fixed or determinable and collection is reasonably assured.

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

Consolidation
For the three and six months ended August 31, 2004, the Company's consolidated results of operations include the results of each of CCTV and MBC for the three and six months ended June 30, 2004.  However, their results of operations from January 1, 2004 to February 24, 2004 have been excluded from the Company's consolidated results  to the extent that the Company did not have a prior direct or indirect equity interest in their results.  Such excluded results have been reflected as "Losses of subsidiaries prior to consolidation" on the Company's consolidated statements of operations.

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

Valuation of Goodwill
In accordance with SFAS No. 142, the Company completes an impairment test of goodwill annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test requires the Company to estimate the fair value of our overall business enterprise. In the absence of a current transaction for the sale of our business enterprise, we believe a discounted cash flow (DCF) model, rather than the market price of our common stock, is the best technique with which to estimate the fair value of our business enterprise.  The Company has determined that we have one reporting unit for purposes of testing goodwill, and therefore, the DCF model is largely a function of the cash flows of the business enterprise.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED AUGUST 31, 2004 VS. THREE AND SIX MONTHS ENDED AUGUST 31, 2003

For the three months ended August 31, 2004, the Company reported net loss applicable to common shareholders of $1,784,000, or $0.21 per share, basic and diluted, as compared to a loss of $727,000 or $0.35 per share for the three months ended August 31, 2003.  For the six months ended August 31, 2004, the Company reported a net loss applicable to common shareholders of $2,584,000 or $0.30 per share, basic and diluted, as compared to a net loss of $1,211,000, or $0.58 per share for the six months ended August 31, 2003.  The results are not comparable, as the current year's three and six month results reflect the full consolidation of CCTV's results of operations, while the prior year's results included the Company's indirect 12.5% interest in CCTV's results arising from the Company's use of the equity method of accounting for the investment.  In addition to CCTV's operating progress, the effects of purchase accounting have generally resulted in lower amounts of depreciation and amortization than had been reported by CCTV due to the fact that a substantial portion of the carrying value of CCTV's assets were reduced based on their fair value at the date of acquisition in 2004.  The per share results in the current fiscal year's three and six-month periods reflect the increase in the Company's outstanding shares, primarily as the result of the shares of common stock issued in February 2004 to enable the acquisition of CCTV and MBC.  The per share loss amounts do not include the effects of the additional 220,879 shares of common stock that were issued to COMCOR on September 20, 2004 pursuant to the terms of the acquisition agreements.

Subscription Revenue
For the three and six months ended August 31, 2004, the Company recorded $1,239,000 and $2,330,000 respectively of revenues for its cable television and Internet access services.   The Company did not consolidate CCTV's results in the prior year, but the change from the prior year is as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	August 31, 2004	August 31, 2003	Change	August 31, 2004	August 31, 2003	Change
Television services	$ 390	$ 195	100.0%	$ 730	$ 363	101.1%
Internet access services	849	418	103.1%	1,600	773	107.0%

	$ 1,239	$ 613	102.1%	$2,330	$1,136	105.1%

Television revenues increased as subscribers for its terrestrial broadcasting television increased to 60,953 as of June 30, 2004, which is an increase of 25.2% from the 48,672 subscribers reported as of June 30, 2003.   In addition, subscribers of premium television services increased 71.7% from 4,003 at June 30, 2003 to 6,873 at June 30, 2004.  The terrestrial and premium subscriber growth represent increases of 8.1% and 32.7% respectively, from December 31, 2003 levels.  The subscriber amounts include inactive subscribers, or subscribers who had not paid for services in the months being reported, which for terrestrial services averaged approximately 2.4% and 3.5% during the six month periods ended June 30, 2004 and 2003, respectively, and for premium television service, averaged approximately 31.2% and 24.5% of reported total subscribers, respectively, during these periods.

The subscriber growth was accomplished from sales in areas of Moscow that were newly accessed since June 30, 2003 and from increased market penetration in areas to which the Company had previously accessed through its hybrid co-axial fiber network which provides the "last mile" access from the fiber optic network which the Company leases to the homes.  At June 30, 2004, the Company had market penetration for its terrestrial and premium television services of 34.8% and 4.1%, respectively, as compared to market penetration of 37.0% and 3.0%, respectively, at June 30, 2003.  At June 30, 2004, the number of homes passed increased to 196,944, which is a 49.6% increase as compared to 131,615 homes passed as of June 30, 2003.

Internet access service revenue increased due to increases in the number of subscribers for these services.  At June 30, 2004, there were 14,093 reported subscribers for Internet access services, which is an increase of 104.4% from the 6,895 subscribers reported a year earlier and an 40.7% increase during the six months from the December 31, 2003 subscriber count of 10,015.  The subscriber amounts include inactive subscribers, which averaged approximately 22.4% during the six months ended June 30, 2004, as compared to an average inactive level of approximately 17.8% during the six months ended June 30, 2003.  Market penetration of Internet services was approximately 7.2% of the 196,944 homes passed at June 30, 2004, as compared to market penetration of 3.5% of the 131,615 homes passed at June 30, 2003.

Connection fees and equipment sales
For the three months ended August 31, 2004, the Company recorded $124,000 of connection fees and equipment sales.  The Company did not consolidate CCTV's results in the prior year, but the current year revenue levels represent a decrease of $27,000 or 17.9%, as compared to the $151,000 of revenues recognized by CCTV during the three months ended June 30, 2003.  For the six months ended August 31, 2004, the Company recorded $233,000 of connection fees and equipment sales as compared to $328,000 of such sales reported by CCTV in the prior year's first six months.  The lower revenue relates to the significant discount on set top boxes for premium television subscribers that were given during the period as part of sales promotions.

Other revenue
For the three months and six months ended August 31, 2004, the Company recorded $41,000 and $219,000, respectively, of other revenue, of which approximately $15,000 and $144,000 respectively relate to revenues from COMCOR due to CCTV's participation as a subcontractor in a City of Moscow build-out program in the Zelenograd region.  During the comparable three and six month periods in the prior year before its consolidation into the Company's Financial Statements, CCTV recorded approximately $80,000 and $100,000, respectively, of other revenue.

Cost of sales
Cost of sales for the three months ended August 31, 2004 totaled $1,329,000 or 94.7% of total revenue to produce gross margin of $75,000.  For the six months ended August 31, 2004, cost of sales totaled $2,479,000, or 89.1% of total revenue for a gross margin total of $303,000.  The Company did not consolidate CCTV's results of operations in the prior year, but CCTV did report cost of sales of $1,133,000 and $2,312,000, respectively, in the comparable three and six month periods in the prior year.  Such amounts represented 134.2% and 147.8% of revenues respectively during those periods.  The prior year results include approximately $536,000 of amortization of intangible assets as compared to $302,000 for the current year's first six months.  All other components increased primarily due to expanded activities which resulted in higher wages, secondary node costs, and equipment costs for subscriber set top boxes and cable modems.

Operating expenses
Operating expenses totaled $2,062,000 and $3,756,000 respectively during the three and six months ended August 31, 2004, respectively.  For the three and six months ended August 31, 2003, the Company recorded $585,000 and $1,417,000, respectively, of expenses, but these amounts are not readily comparable because of the acquisition of CCTV and MBC.  Corporate-level expenses during the three months ended August 31, totaled $994,000 which represents an increase of  $409,000, or 69.9%, from the prior year costs.  Year-to-date corporate-level expenses of $1,671,000 are $200,000 or 13.6% higher than the $1,471,000 of such costs incurred in the prior fiscal years comparable six month period.  Grants of shares of Common Stock to certain officers and directors and increased travel costs, including certain costs which had been borne by Moscow Broadband Communication in the prior year, contributed to the increased cost levels.

CCTV incurred $1,043,000 and $2,062,000, respectively, of operating expenses in the three and six month periods ended June 30, 2004.  These represent increases of 40.9% and 34.2%, respectively from the operating expenses reported by CCTV for the comparable three and six month periods in the prior year.  Increased salaries, professional fees and costs associated with the TV guide designed to better market the Company's premium television services accounted for the increase in costs.

Equity in losses of IAS
For the three and six months ended August 31, 2004, the Company recorded a $39,000 and $171,000, respectively, expense as its equity in the losses of IAS.  This represents 43.5% of IAS's losses of $393,000 for the three months ended June 30, 2004.  For the prior year, the Company did not consolidate CCTV's results of operations, but CCTV did record equity losses of $39,000 and its 41.7% equity interest in IAS's losses which totaled $39,000 and $84,000, respectively for the three and six months ended June 30, 2003.  MBC owned only 1.8% of IAS and did not utilize equity accounting in the prior year.  IAS's losses for the first six months increased primarily due to $140,000 of interest expense on a bank loan, and increased personnel costs.

Investment income and other income
For the three and six months ended August 31, 2004, investment income and other income totaled $194,000 and $526,000, respectively, as compared to $335,000 and $945,000 in the comparable three and six month periods in the prior fiscal year.  Significant components of investment income and other income are as follows (in thousands):

	Three months ended		Six months ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003

Net gains from domestic trading portfolio	$ 58	$ 228	$ 126	$ 684
Rental income	77	79	156	155
Interest and dividends	8	6	21	26
Ultrasonic royalties	7	22	55	35
Change in deferred compensation accounts	44	-	30	45
Precious metals recovery	-	-	138	-

	$ 194	$ 335	$ 526	$ 945

The recovery of the value of precious metals relates to the Company's former Electronics segment which used outside refiners to process its precious metal scrap.

Interest expense
Interest expense totaled $61,000 and $121,000, respectively, for the three and six months ended August 31, 2004 which represent minor changes from the interest recorded in the comparable period of the prior fiscal year.  The lower interest resulting from principal payments on the Company's 10 ½% subordinated debentures was more than offset by the interest expense of a $2 million mortgage which was closed in the second quarter of the prior fiscal year.

Income tax benefit
Income tax benefit has been accrued based upon the estimated effective tax rates for the fiscal year, after considering valuation allowances related to the Company's ability to realize such tax benefits.

Losses of subsidiaries prior to consolidation
For the six months ended August 31, 2004, the Company has added back the net losses of each of CCTV and MBC to the extent that it did not have a direct or indirect equity interest in these entities from January 1, 2004 to the date of their acquisition, February 24, 2004.

Preferred dividends
Preferred dividends during the three and six months ended May 31, 2004 totaled $56,000 and $115,000, respectively, as compared to $70,000 and $141,000, respectively of dividends in the comparable periods of the prior fiscal year.  The reduction reflects the effects of redemption and conversion of a total of 37,777 shares of the Preferred Stock in the first quarter of the current fiscal year and a conversion of 85 shares of Preferred Stock in the second quarter of the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2004, the Company used $1,039,000 in its operating activities, which is comprised of a use of cash of $1,937,000 in net losses as adjusted for non-cash items, and $898,000 of cash provided by changes in operating assets and liabilities.  During the six month period, the Company used $252,000 in investing activities, which was comprised of the use of $1,438,000 for capital expenditures and a net of $1,186,000 of cash provided by activities relating to the Company's short-term investment portfolio.  Financing activities used $377,000 during the six months ended August 31, 2004, as the Company used funds to redeem a portion of its Preferred Stock, pay dividends on its Preferred Stock and make principal payments on a real estate mortgage loan.

At August 31, 2004, the Company's consolidated cash position was $1,572,000 and it had $1,837,000 in marketable securities.  Subsequent to the quarter end, this cash position was reduced as the Company's wholly-owned subsidiary CCTV, further expanded its access network for the delivery of television and Internet access services.

CCTV's strategy and business plan will continue to require capital investment.  On August, 26, 2004, the Company entered into agreements for $51 million of equity and debt financing with Columbus Nova, a private global investment group, pursuant to which Columbus Nova will acquire 4,500,000 shares of newly created Series B Preferred Stock for $5.00 per share and warrants to acquire an additional 8,283,000 shares of Series B Preferred Stock at $5.00 per share exercisable within five years of closing, and extend up to $28.5 million of debt financing.  In September 2004, CCTV received an initial $2 million under a $4 million Bridge Loan facility associated with the debt financing facility to allow CCTV to accelerate plans for further build-out and more aggressively market to potential customers in areas which it has and will access through its "last mile" hybrid fiber co-axial network. Without the financing to be obtained from Columbus Nova, or other outside sources of capital, the Company may not be able to proceed with the build-out of this access network as planned, which in turn, would significantly limit the Company's ability to continue to increase its revenues and achieve profitability.  The Company currently expects that it will be able to close on the Columbus Nova financing by the end of the calendar year 2004, at which time it will receive $22.5 million from the sale of the Series B Preferred Stock and $18.5 million of debt financing, a portion of which will be used to repay the Bridge Loan facility.   In the interim, the Company expects that CCTV will receive an additional $2 million of proceeds from the Bridge Loan facility to further allow it to make commitments for continued build-out of the network into 2005.  Outstanding amounts under the Bridge Loan facility are payable upon the closing of the equity and debt financing agreements with Columbus Nova. The closing of the equity and debt financing is subject to, among other things, approval from the Company's stockholders. Columbus Nova has entered into voting agreements with the holders of approximately 54% of the outstanding shares of the Company's stock in which such stockholders have agreed to vote in favor of the proposals which will allow the Company to complete these transactions. In the event that the equity and debt agreements are not approved by the Company's stockholders, or otherwise are not consummated, the Bridge Loan facility will mature on June 30, 2005.

The Columbus Nova financing, along with expected cash flows generated from operations in the future, is expected to be sufficient to enable the Company to expand CCTV's access network from approximately 297,000 homes at August 31, 2004 to one million homes within three years of the closing of the transaction.

If the Columbus Nova financing does not close, there can be no assurance that the Company would be able to attract sufficient capital from other sources to enable it to continue to meet its debt service, preferred dividend and operating expenses obligations or for it to support the continued growth of CCTV's operations or, if it were successful in attracting capital, that the terms of such capital would not be more dilutive to existing stockholders in terms of percentage ownership than the Columbus Nova financing and would not be dilutive in terms of book value or our current loss per share.

The Company has commitments from existing shareholders for an additional $2.1 million of funding if additional external financing is not obtained to fund the Company's current operations, and it believes that it has access to sufficient capital to finance the current level of operations for the next 12 months.

Recently Issued Accounting Standards
In June 2004, the Financial Accounting Standards Board ("FASB") issued an interpretation of FASB No. 143, Accounting for Asset Retirement Obligations.  This interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under FASB No. 143, and is effective no later than the end of our next fiscal year.  We have determined that this interpretation, and the adoption of FASB No. 143, will not have a material impact on our consolidated financial statements or cash flows.

In March 2004, the FASB published an Exposure Draft, Shares-Based Payment, an amendment of FASB Statements No. 123 and No. 95.  Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement.  This proposed statement would be effective for the beginning of our 2005 fiscal year.  The Company currently accounts for stock options under APB No. 25.

OFF BALANCE SHEET ARRANGEMENTS
The Company has a contingent liability with respect to a $386,000 letter of credit issued by its bank to secure performance bonds issued in connection with an unresolved state income tax matter. The Company believes that its accruals are sufficient to meet any obligations that may arise from this matter.

The Company is also party to certain operating leases which will require $32,000 of payments to be made during the remainder of FY05, $40,000 during FY06 and $11,000 during FY07.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in equity security prices, interest rates and from factors that impact equity investments in Russia, as discussed in the Company's Annual Report on Form 10-K for the year ended February 29, 2004.  The following information is presented to update the status of the identified risks.

EQUITY SECURITY RISK
At August 31, 2004, the Company has equity risk with respect to $1,837,000 of investments in U.S. based publicly traded financial institutions held in its trading portfolio.  The Company bears the risk of the fluctuations of market prices of the stock of these companies.

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

CCTV currently provides TV broadcasting services, telematic services and data transmission services under three licenses (the "Licenses") that expired in August and September 2004.  Applications for renewal of each of the Licenses were filed with the Communications Ministry on June 24, 2004.  The Communications Ministry returned these applications to CCTV on July 5, 2004, stating that the Communications Ministry was unable to renew such Licenses because (i) the  Federal Agency for Surveillance in the Communications Field, a governmental authority responsible for the issuance of telecommunication licenses (the "Communications Service"), has not been registered as a legal entity and (ii) the list of communications-related activities that are subject to licensing has not been approved following the commencement of the reorganization of the Russian Government in March 2004.  On July 28, 2004, CCTV sent a letter to the Communications Service, requesting that the Communications Service inform CCTV as to what action, if any, it is required to take until its Licenses are renewed.  On August 25, 2004, CCTV received a response from the Communications Service, requesting that CCTV re-submit its applications for renewal of the Licenses.  On September 30, 2004, CCTV re-submitted its applications to the Communications Service.

The Company expects that the Licenses will be renewed, although there can be no assurances that they will be renewed.  The Company believes that the risk of the Licenses not being renewed is minimal.  CCTV has complied will all statutory requirements to obtain the renewal of its Licenses.  Nevertheless, CCTV could be deemed to be operating in violation of Russian law that provides for civil, administrative and criminal liability for engaging in licensed activities without a valid license.  If the Licenses are not renewed and CCTV is found to be in violation of applicable Russian law, there would be a material adverse effect on the Company's financial condition and results of operations.

INTEREST RATE RISK
At August 31, 2004, Andersen Land Corp., a wholly owned subsidiary of the Company, was liable in the amount of $1,806,000 under a mortgage collateralized by a real estate property and an assignment of rental income from the lease of the property.  Interest under this note will fluctuate at 2.25% above the London Interbank Offered Rate (LIBOR), which will expose the Company at each periodic renewal of the rate.  At August 31, 2004, the interest rate on this mortgage loan was 3.81%, which is scheduled to be re-set in October 2004.

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

Part II.  Other Information

Item 1.  Legal Proceedings

Morton International, Inc. v. A.E. Staley Mfg. Co. et al. and Velsicol Chemical Corp. v. A.E. Staley Mfg. Co. et al.
As originally reported in the Company's Form 10-K for the year ended February 28, 1997, in July 1996, two companion lawsuits were filed in the United States District Court for the District of New Jersey, by various owners and operators of the Ventron-Velsicol Superfund Site ("Site").  The lawsuits, which were subsequently consolidated, were filed under the Comprehensive Environmental Resource Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act, the New Jersey Spill Act and New Jersey common law, alleging that the defendants (over 100 companies, including the Company's wholly-owned subsidiary, The J.M. Ney Company ("JM Ney") were generators of certain wastes allegedly processed at the Site.  The lawsuits seek recovery of costs incurred and a declaration of future liability for costs to be incurred by the owners and operators in studying and remediating the Site.

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

As originally reported in the Company's Form 10-K for the year ended February 29, 2004, in March and April 2004, JM Ney, now known as Andersen Land Corp., was served with a summons and a complaint in the above-captioned matters in which it and in excess of one hundred (100) other parties were named as defendants in an asbestos related civil action for negligence and product liability filed in the Supreme Court of New York in which the plaintiffs claim damages from being exposed to asbestos and asbestos products alleged to have been manufactured or supplied by the defendants, including JM Ney's former dental division.  The plaintiffs have not provided any specific allegations of facts as to which defendants may have manufactured or supplied asbestos and asbestos products which are alleged to have caused the injuries.

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibits	Description
10.1	Consulting Agreement with Francis E. Baker and amendments.
10.2	Letter Agreement with Andrew M. O'Shea.
31.1	Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a) Exhibits required by Item 601 of Regulation S-K:

(b) Reports on Form 8-K
During the three months ended August 31, 2004, the Company filed the following reports on Form 8-K:

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

On July 20, 2004, the Company filed a Form 8-K under Items 7 and 12 to report that it had issued a press release setting forth the Company's financial results for the first quarter ended May 31, 2004.

On July 21, 2004, the Company filed a Form 8-K under Items 5 and 7 to report that it had issued a press release announcing an agreement for a $51 Million Financing to expand the cable network in Moscow to 1 million homes passed.

On July 21, 2004, the Company filed a Form 8-K under Items 5 and 7 to report that it issued a press release announcing operating progress at ComCor-TV in terms of growth of its access network as of June 30, 2004 and increases in its subscribers and revenues from subscriber services.

On August 31, 2004, the Company filed a Form 8-K under Items 1.01, 2.06, 8.01 and 9.01 to report that it had signed definitive agreements with the private global investment group Columbus Nova Capital, pursuant to which Columbus Nova will provide the Company with a $51 million financing package.

Subsequent to the end of the quarter, the Company filed the following reports on From 8-K:

On September 7, 2004, the Company filed a Form 8-K under Items 2.03 and 9.01 to report that on September 3, 2004, the Company received $2 million of loan proceeds pursuant to the $4 million Working Capital Bridge Loan Facility which it entered into with Amatola Enterprises Limited, an affiliate of Columbus Nova Capital, on August 26, 2004.

On September 20, 2004, the Company filed a Form 8-K under Item 2.03 to report that it had issued 220,879 shares of its Common Stock to acquire shares of CCTV's Preferred Stock that had been issued to COMCOR pursuant to terms of the agreement for the acquisition of CCTV which closed in February 2004.

On October 12, 2004, the Company filed a Form 8-K under Items 8.01 and 9.01 to report the financial statements of MBC and CCTV to comply with the requirements for Form S-3 which the Company filed on October 13, 2004.

On October 13, 2004, the Company filed a Form 8-K/A under Items 8.01 and 9.01 to amend the Form 8-K filed on October 12, 2004.  The purpose of this amendment was to file revised consents of ZAO PricewaterhouseCoopers Audit.

SIGNATURE

MOSCOW CABLECOM CORP.

By: /s/ Oliver R. Grace, Jr.
Oliver R. Grace, Jr.
Chairman, President and Chief Executive Officer
Date: October 15, 2004
By: /s/ Andrew M. O'Shea
Andrew M. O'Shea
Chief Financial Officer
Date: October 15, 2004