Form 10-Q
period 2004-11-30
MOSCOW CABLECOM CORP
filed 2005-01-18
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

The number of shares of the Registrant's $.01 par value Common Stock outstanding at January 14, 2005 was 8,802,541 and the number of shares of the Registrant's $.01 par value Series B Convertible Preferred Stock outstanding at January 14, 2005 was 4,500,000.

MOSCOW CABLECOM CORP.
FORM 10-Q

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION.
Item 1.  Financial Statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Balance Sheets
(In thousands, except per share data)

	November 30, 2004	February 29, 2004
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 3,669	$ 3,240
Marketable securities	-	2,897
Accounts and other receivables, less allowance for doubtful accounts of $83 and $40, respectively	122	124
Inventories	631	793
Taxes receivable	1,420	1,396
Prepaid expenses and other current assets	869	154
Deferred income taxes	128	-

Total current assets	6,839	8,604
Property, plant and equipment, net	16,783	13,552
Construction in progress and advances	3,265	5,209
Prepaid pension expense	4,884	4,754
Intangible assets and goodwill	-	10,071
Intangible assets, net (Note 2)	5,608	-
Goodwill (Note 2)	4,365	-
Investment in Institute for Automated Systems (Note 3)	7,700	7,894
Other assets	920	448

Total assets	$ 50,364	$ 50,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ 2,598	$ 598
Payable to affiliate	1,518	1,824
Accounts payable	1,748	880
Accrued liabilities	2,039	1,565
Deferred income taxes	-	614

Total current liabilities	7,903	5,481
Long-term debt, less current maturities	2,385	2,941
Other long-term obligations	881	625
Deferred income taxes	4,532	4,063

Total liabilities	15,701	13,110

Commitments and contingencies
Stockholders' equity:
Cumulative convertible preferred stock, no par value; authorized 800,000 shares; 150,144 shares and 188,006 shares issued and outstanding, respectively; liquidation preference $18.75 per share (Note 7)	2,792	3,497
Common stock, $.01 par value; authorized 15,000,000 shares; issued and outstanding 8,798,028 shares and 8,430,335 shares respectively	88	84
Additional paid-in capital	35,260	33,350
Retained earnings (accumulated deficit)	(3,477)	491

Total stockholders' equity	34,663	37,422

Total liabilities and stockholders' equity	$ 50,364	$ 50,532

The accompanying notes are an integral part of these consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three months ended November 30,		Nine months ended November 30,
	2004	2003	2004	2003

Sales and revenues
Subscription revenue, connection fees and equipment sales	$ 1,447	$ -	$ 4,010	$ -
Other	23	-	242	-

Total revenue	1,470	-	4,252	-

Cost of sales
Services from related party	346	-	965	-
Salaries and benefits	465	-	818	-
Depreciation and amortization	400	-	1,049	-
Other	67	-	925	-

Total cost of sales	1,278	-	3,757	-

Gross margin	192	-	495	-

Operating expenses
Salaries and benefits	579	182	2,223	425
Depreciation	57	60	268	178
General and administrative	852	416	2,753	1,526

Total operating expenses	1,488	658	5,244	2,129

Loss from operations	(1,296)	(658)	(4,749)	(2,129)
Equity in losses of Institute for Automated Systems	(23)	-	(194)	-
Equity in losses of Moscow Broadband Communication Ltd.	-	(167)	-	(488)
Investment income and other income	73	473	599	1,418
Interest expense	(76)	(65)	(197)	(184)
Foreign currency translation gain (loss)	(17)	-	28	-

Loss before income taxes	(1,339)	(417)	(4,513)	(1,383)
Income tax benefit (expense)	12	32	192	(72)
Losses of subsidiaries prior to consolidation	-	-	525	-

Net loss	(1,327)	(385)	(3,796)	(1,455)
Preferred dividends	(57)	(71)	(172)	(212)

Net loss applicable to common shares	$(1,384)	$ (456)	$(3,968)	$(1,667)

Earnings per common share:
Basic and diluted (Note 5)	$ (0.16)	$ (0.22)	$ (0.46)	$ (0.80)

The accompanying notes are an integral part of these consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months ended
	November 30, 2004	November 30, 2003

Cash flows from operating activities:
Net loss	$ (3,796)	$ (1,455)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Losses of subsidiaries prior to consolidation	(525)	-
Equity in losses of Institute for Automated Systems	194	-
Equity in losses of Moscow Broadband Communication Ltd.	-	488
Depreciation and amortization	1,319	182
Stock-based compensation	444	-
Deferred income taxes	(232)	289
Pension income	(130)	(126)
Net gains from marketable securities	(216)	(1,032)

Changes in operating assets and liabilities
Accounts and other receivables	2	(154)
Inventories	162	-
Prepaid expenses and other assets	(1,039)	203
Accounts payable	1,620	(56)
Accrued expenses and other long-term obligations	569	(177)

Net cash provided by operating activities	(1,628)	(1,838)

Cash flows from investing activities:
Investment in ComCor-TV	-	(3,500)
Purchases of property and equipment, net	(2,149)	(42)
Purchases of marketable securities	(452)	(1,000)
Proceeds from sales of marketable securities	3,565	-

Net cash used in investing activities	964	(4,542)

Cash flows from financing activities:
Principal payments on long-term debt	(556)	(500)
Proceeds from bridge loan	2,000	-
Proceeds from mortgage loan, net	-	1,966
Redemption of preferred stock	(165)	-
Preferred dividends paid	(186)	(212)

Net cash used in financing activities	1,093	1,254

Net increase (decrease) in cash and cash equivalents	429	(5,126)
Cash and cash equivalents - beginning of period	3,240	6,279

Cash and cash equivalents - end of period	$ 3,669	$ 1,153

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

As further discussed in Note 11, on January 13, 2005, the Company closed on $51 million of debt and equity financing with affiliates of Columbus Nova Capital (collectively, "Columbus Nova").  The equity portion of the  transaction involved the issuance of 4,500,000 shares of the Company's newly authorized Series B Convertible Preferred Stock ("Series B Preferred Stock") at $5.00 per share, and warrants to acquire 8,283,000 shares of Series B Preferred Stock at $5.00 per share exercisable within five years of the closing which resulted in the Company receiving $22.5 million before costs of the transaction.  The Company currently estimates that such costs will total between $3.2 million and $3.5 million.  The debt portion consists of a $28.5 million five-year 12% term loan (the "Term Loan") of which $18.5 million was drawn at closing.  The Company believes that the proceeds from the Columbus Nova financing and expected continued revenue growth will be adequate to meet the Company's cash flow needs for the foreseeable future.

In connection with the transaction with Columbus Nova, based on a market price of the Company's Common Stock of $6.11 per share, the Company expects to record a non-cash charge of an estimated $14,189,000 relating to the beneficial conversion feature of the Series B Preferred Stock and the warrants issued to Columbus Nova as a result of the purchase price for these Common Stock equivalents being below the market value of the Common Stock at the time of entering the Subscription Agreement.  It also expects to expense the in-the-money value of $1,335,000 of stock options granted at closing over the three-year vesting periods of such options.

The investment by Columbus Nova has resulted in Columbus Nova acquiring approximately a 34% equity interest in the Company, or approximately a 56.2% equity interest on a fully-diluted basis after considering the warrants to acquire 8,283,000 additional shares of Series B Preferred Stock.

Recently Issued Accounting Standards

During December 2004, the Financial Accounting Standards Board issued Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  Stock-based payments include stock option grants and certain transactions under other Company stock plans.  The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted.  The Company also issued options to acquire a total of 1,161,050 shares of our Common Stock at $5.00 per share to two newly appointed executives and two consultants in connection with the Columbus Nova financing.  SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005.  Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required.  The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

Basis of Presentation

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

Stock-based Compensation Plans
The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for its stock-based compensation plans and has elected to continue to use the intrinsic value-based method to account for stock option grants.  The intrinsic value of stock-based compensation issued to employees as of date of grant is recognized as such grants are vested.  In addition, for stock options granted, the

Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment SFAS of No. 123.  Accordingly, no compensation expense has been recognized for the Company's stock option plans.  Had we elected to recognize compensation expense based upon the fair value at the grant dates for awards under the stock option plans, net loss per share would have been increased to the pro forma amounts indicated in the following table (in thousands, except per share data):

	Three months ended		Nine months ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003

Net loss:
As reported	$ (1,384)	$ (456)	$ (3,968)	$ (1,667)
Deduct: Total stock based compensation expense determined under the fair value method, net of taxes	(54)	-	(63)	-
Pro-forma net loss	$ (1,438)	$ (456)	$ (4,031)	$ (1,667)
Basic and Diluted net loss per share:
As reported	$ (0.16)	$ (0.22)	$ (0.46)	$ (0.80)
Pro-forma	$ (0.17)	$ (0.22)	$ (0.47)	$ (0.80)

The weighted average fair value of the Company's stock options was calculated using the Black-Scholes Option Pricing Model with the following assumptions used for grants in their respective periods.  For periods ended in 2004; no dividend yield; expected volatility of 70%; risk free interest rate of 3.5%; and expected life of 5 years.  There were 95,000 options granted during the nine months ended November 30, 2004 with a deemed fair value of $3.99 per share.  No options were granted during the nine months ended November 30, 2003.

(2)           Intangible Assets and Goodwill

In May 2003, the Company entered into agreements with Moscow Telecommunications Corporation ("COMCOR") in which the Company agreed to acquire control over 100% of the outstanding stock of CCTV through i) the contribution of cash into CCTV, of which $3.5 million was made in May 2003; ii) the issuance of 4,220,879 shares of its Common Stock in exchange for the shares of CCTV held by or to be acquired by COMCOR; and iii) the issuance of 2,250,000 shares of its Common Stock in exchange for the 75% of MBC not previously owned by the Company.  On February 24, 2004, the Company issued 4,000,000 shares of its Common Stock to COMCOR and 2,250,000 shares of its Common Stock to the shareholders of MBC to acquire control over all the outstanding equity of CCTV.  To complete the transaction, the Company issued an additional 220,879 shares of Common Stock to COMCOR in September 2004 in satisfaction of $1,380,494 of liabilities to COMCOR which had been recorded at their fair value of $929,000.  A $128,000 increase in the difference between the fair value of the liabilities to COMCOR and their recorded value on the settlement day due to subsequent changes in the value of the Russian ruble resulted in an enhancement of the consideration received in connection with the acquisition of CCTV, and accordingly, the amount of goodwill originally reported has been reduced by $128,000, as part of the completion of the transaction.

The consideration for the acquisition of CCTV and MBC has been valued at $30.7 million, which includes the cash contribution of $3.5 million in May 2003 and $27.2 million representing the value of shares of Common Stock issued based upon the market price of $4.21 per share for the Company's Common Stock at the time the agreements were reached and announced in May 2003. The purchase price has been allocated as follows (in thousands):

Net assets of CCTV	$12,443
43.5% equity interest in Institute for Automated Systems ("IAS")	7,882
Intangible assets and goodwill	10,427

Total	$30,752

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

The Company's agreement with COMCOR, pursuant to which COMCOR provides signal delivery and other services from its Moscow Fiber Optic Network ("MFON") to CCTV, has been concluded at rates more favorable to the Company than current market terms.  Accordingly, the Company has recorded an intangible asset related to the economic savings associated with this agreement.  Although this agreement does not expire until 2053, the Company believes that obsolescence, demand, competition, and other economic factors limit the usefulness of the agreement and, accordingly, the agreement is being amortized over a useful life of 10 years based on the consideration of the aforementioned factors.

In connection with the Columbus Nova financing, CCTV and COMCOR have reached new agreements on the terms and conditions for CCTV's use of the MFON, however, they remain subject to the approval of the Company's Audit Committee.  CCTV and COMCOR will continue to operate under the existing MFON agreement until such approval is obtained.

CCTV's licenses to provide television broadcast services have also been determined to have a finite life of 10 years based upon the expectation of obsolescence, demand, competition and other economic factors that limit the useful life of the asset.

For the three and nine month periods ended November 30, 2004, the Company recorded $152,000 and $454,000, respectively of amortization relating to the COMCOR agreement and CCTV's broadcast license assets.  During each of the next five years, the Company expects to recognize annual amortization of approximately $604,000 related to these intangible assets.

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

At February 29, 2004, the allocation of the purchase price had not been finalized and accordingly the composition of intangible assets was not available.  This allocation process has since been completed, and accordingly, at November 30, 2004, the Company's intangible assets were comprised as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Agreement with COMCOR	$ 3,490	$ (261)	$ 3,229
Broadcasting licenses	2,572	(193)	2,379

Totals	$ 6,062	$ (454)	$ 5,608

Licenses

CCTV's three licenses for TV broadcasting services, telematic services and data transmission services (the "Licenses") expired in August and September 2004.  Applications for renewal of each of the Licenses were filed with the Ministry of Information Technologies and Communications (the "Communications Ministry") on June 24, 2004.  In November 2004, CCTV was notified that its licenses were renewed until May 10, 2005.

The Company and CCTV expect that the Licenses will be renewed in May 2005, although there can be no assurances that they will be renewed.  The Company believes that the risk of the Licenses not being renewed is minimal.  CCTV has complied will all statutory requirements to obtain the renewal of its Licenses. Nevertheless, if the licenses are not renewed, CCTV could be deemed to be operating in violation of Russian law that provides for civil, administrative and criminal liability for engaging in licensed activities without a valid license.  If the Licenses are not renewed and CCTV is found to be in violation of applicable Russian law, there would be a material adverse effect on the Company's financial condition and results of operations.

(3)           Investment in Institute For Automated Systems

IAS is a telecommunications company that operates a data communications network in Russia. As a result of the acquisitions of CCTV and MBC in February 2004, the Company has a 43.5% equity interest in IAS, which it records on a two-month lag basis consistent with the accounting for each of CCTV and MBC. For the three and nine-month periods ended November 30, 2004, the Company recorded $23,000 and $194,000, respectively, as its equity in IAS' losses for the three and nine months ended September 30, 2004.

The Company's investment in IAS is recorded at $7,700,000 as compared to the book value of 43.5% of IAS' equity, which is $2,969,000.  The difference reflects the acquisition cost of 43.5% of IAS by the Company as determined by the allocation of the overall purchase price for the Company's acquisition of CCTV and MBC in February 2004.

The following presents the summarized financial condition of IAS as of September 30, 2004 and the results of its operations for the three and nine months then ended (in thousands):

Balance Sheet	September 30, 2004
Current assets	$ 2,026
Non-current assets	8,210

Total assets	$ 10,236

Current liabilities	$ 1,597
Non-current liabilities	1,814

Total liabilities	3,411
Shareholders' equity	6,825

$ 10,236

	Three months ended	Nine months ended
Statement of Operations	September 30, 2004	September 30, 2004
Revenues	$ 1,409	$ 3,925
Cost of revenues	(1,062)	(3,083)
Operating expenses	(342)	(1,080)

Income (loss) from operations	5	(238)
Foreign currency transaction gain	7	3
Interest expense, net	(65)	(202)
Income tax expense	-	(9)

Net loss	$ (53)	$ (446)

(4)           Bridge Loan

Pursuant to the agreements entered into with Columbus Nova in August 2004, Columbus Nova entered into a $4 million bridge loan facility with CCTV and guaranteed by the Company (the "Bridge Loan") of which $2 million was outstanding as of September 30, 2004.  In November 2004, CCTV received an additional $2 million of proceeds from the Bridge Loan, which is not reflected in the accompanying consolidated balance sheet due to the two-month reporting lag.  The Bridge Loan bore interest at the annual rate of 12%.  The entire outstanding balance of the Bridge Loan was paid in full in January 2005 from the proceeds of the Term Loan as described in Notes 1 and 11.

(5)           Loss Per Share

Loss per share is computed based on the weighted average number of common and common equivalent shares outstanding.  Diluted earnings per share assumes full conversion of all convertible securities into Common Stock at the later of the beginning of the year or date of issuance, unless antidilutive.   For the three and nine-month periods ended November 30, 2004 and 2003, the assumed conversion of the Company's 10 ½% Debentures or its Series A Preferred Stock ("Preferred Stock") or the presumed exercise of outstanding stock options had antidilutive effects on the Company's loss per share.

	Three months ended November 30,		Nine months ended November 30,
	2004	2003	2004	2003
Calculation of basic loss per share
Numerator for basic and diluted loss per share:
Net loss applicable to common shares	$(1,384)	$ (456)	$(3,968)	$(1,667)
Denominator for basic loss per share:
Weighted average number of shares outstanding during the period	8,761	2,100	8,591	2,100
Effect of dilutive securities	-	-	-	-

Denominator for diluted loss per share	8,761	2,100	8,591	2,100

Basic loss per share	$ (0.16)	$ (0.22)	$ (0.46)	$ (0.80)
Diluted loss per share	$ (0.16)	$ (0.22)	$ (0.46)	$ (0.80)

(6)           Preferred  Stock

In April 2004, the Company called for the redemption of 35,000 shares, or approximately 18.6%, of the outstanding shares of its Preferred Stock with a redemption date, as extended, of May 14, 2004.  As a result of the redemption and voluntary conversions of the Preferred Stock into Common Stock in lieu of redemption, 8,761 shares of Preferred Stock were redeemed and 29,016 shares of Preferred Stock were converted into 88,635 shares of Common Stock. In addition, during the quarter ended August 31, 2004, 85 shares of Preferred Stock were exchanged for 259 shares of Common Stock.  At November 30, 2004, 150,144 shares of Preferred Stock remain outstanding.

(7)           Retirement Plans

The Company maintains a non-contributory defined benefit plan and a defined contribution plan which collectively cover substantially all full-time U.S.-based employees.  The defined contribution plan is funded through employees' contributions and employer's matching contributions.  Pension expense for the Company's defined contribution plan totaled $2,000 and $5,000 for the three and nine months ended November 30, 2004, as compared to expenses of $0 for the three and nine-month periods ended November 30, 2003.  Forfeiture funds were used in the prior year to reduce the Company's contributions to this plan.

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

	Three months ended November 30,		Nine months ended November 30,
	2004	2003	2004	2003
Components of periodic benefit cost:
Service cost of benefits accrued	$ 6	$ 7	$ 18	$ 21
Interest cost on projected benefit obligations	205	203	615	609
Expected return on plan assets	(282)	(277)	(844)	(831)
Amortization of unrecognized actuarial losses	27	25	81	75

Net periodic benefit gain	$ (44)	$ (42)	$ (130)	$ (126)

The Company expects that it will not be required to make any contributions to the defined benefit plan during FY05.

(8)           Related Party Transactions

The Company receives signal delivery services and data network services from COMCOR. During the three and nine months ended November 30, 2004, charges for such services totaled $322,000 and $619,000, respectively. At November 30, 2004, the Company was indebted to COMCOR in the amount of $1,518,000.

(9)           Commitments and Contingencies

At November 30, 2004, CCTV had issued commitments totaling $1,063,000 in connection with the build-out of its "last-mile" access network in Moscow.

(10)         Supplemental Disclosure of Cash Flow Information

During the nine months ended November 30, 2004, the Company issued 88,894 shares of its Common Stock in exchange for the conversion of 29,101 shares of Preferred Stock in accordance with its terms.

During the three-months ended November 30,2004, the Company issued 220,879 shares of its Common Stock to COMCOR in satisfaction of liabilities which had a nominal value of $1,380,494, but which had been recorded at their fair value of $929,000 in connection with the accounting for the Company's acquisition of CCTV in February 2004.

(11)         Subsequent Events

Columbus Nova Financing

On January 13, 2005, the Company closed on a $51 million debt and equity financing package with affiliates of Columbus Nova Capital (collectively, "Columbus Nova"), pursuant to which the Company received $22.5 million, before taking into account transaction costs of an estimated $3.2 million to $3.5 million, in exchange for 4,500,000 shares of newly-authorized Series B Preferred Stock issued at a price of $5.00 per share and warrants to acquire 8,283,000 shares of Series B Preferred Stock at $5.00 per share within five years of closing.  As a result of the issuance of the Series B Preferred Stock and warrants Columbus Nova may be deemed as having acquired control of the Company.  The Company's wholly-owned subsidiary,  CCTV, received $18.5 million of proceeds from a $28.5 million five-year Term Loan from Columbus Nova.    Proceeds  from the term loan were used to repay a $4 million Bridge Loan entered into in connection with the financing, and to pay approximately $612,500 of fees associated with the Term Loan.  The remaining proceeds from this financing are expected to be utilized to expand CCTV's "last-mile" hybrid fiber-coaxial access network, to improve CCTV's administrative and operating infrastructure, to allow CCTV to expand its sales and marketing activities and to met the cash needs of both the Company and CCTV as CCTV's recurring revenues for the delivery of broadband able services in Moscow continues to increase.

The Series B Preferred Stock issued by the Company is convertible into Common Stock on a share for share basis and does not have any payment obligations except for preference rights in the event of liquidation.  The Term Loan accrues interest which is compounded quarterly at the annual interest rate of 12%, although CCTV has the option to pay quarterly interest in cash.

In connection with the transaction with Columbus Nova, based on a market price of the Company's Common Stock of $6.11 per share, the Company expects to record a non-cash charge of an estimated $14,189,000 relating to the beneficial conversion feature of the Series B Preferred Stock and the warrants to be issued to Columbus Nova as a result of the purchase price for these Common Stock equivalents being below the market value of the Common Stock at the time of entering the Subscription Agreement.

As part of the transaction with Columbus Nova, key members of the Company's management have resigned and the new members of the Company's management received 1,161,050 of stock options at an exercise price of $5.00 per share.  The Company also expects to recognize approximately $1,289,000 of compensation expense relating to the value of the options over the three-year vesting period of such stock options.  Such expense will be in addition to any expense, if any, that may be required pursuant to Statement of Financing Accounting Standards No. 123R, "Share-Based Payment" which requires companies to measure and recognize compensation expense for all stock-based payments at fair value effective with all interim and annual periods beginning after June 15, 2005.

Stock Option Plan

On December 15, 2004, the Company's 2003 Stock Option Plan was amended by the Company's  stockholders to (i) increase the number of options that  may be granted from 670,000 to 1,700,000 and (ii) permit the granting of options at an exercise price of not less than 50% of the market price on the date of grant, rather than not less than 100% of the market price on  the date of grant as previously provided. The amendments to the plan were prospective and did not effect any options already existing under the plan or other existing compensation agreements.  Accordingly, the amendments to the plan had no effect on the financial position or operations of the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the MD&A in the Company's Report on Form 10-K for the year ended February 29, 2004.

Overview

On February 24, 2004, the Company completed the acquisition of 100% of CCTV, a Russian company that delivers cable television, high speed data transmission and Internet services to its customers in Moscow, Russia.  CCTV is an early-stage business that is currently expanding its network and increasing its customer base.  Prior to February 2004, the Company had an indirect equity interest in CCTV through its 25% equity interest in MBC, which in turn held 50% voting control over CCTV.  As an integral component of the acquisition of CCTV, the Company also acquired the 75% of MBC that it did not previously own.  As a result of our acquisition of CCTV in February 2004, beginning with the current year, its results of operations are now consolidated into the Company's.  Accordingly, the current year information is not comparative with prior year information.  We have incorporated certain CCTV historical operating results and information to assist in the analysis and evaluation of our results.

In January 2005, the Company closed on a $51 million debt and equity financing package with affiliates of Columbus Nova Capital (collectively, "Columbus Nova").  As part of the debt and equity financing, the Company received $22.5 million, before taking into account transaction costs of an estimated $3.2 million to $3.5 million, in exchange for 4,500,000 shares of newly-authorized Series B Convertible Preferred Stock ("Series B Preferred Stock") at a price of $5.00 per share and issued Columbus Nova five-year warrants to acquire 8,283,000 shares of Series B Preferred at $5.00 per share. The Company's wholly-owned subsidiary CCTV also received $18.5 million of proceeds from a $28.5 million from a five-year Term Loan with Columbus Nova.  As a result of this debt and equity financing package Columbus Nova Capital acquired approximately a 34% equity interest in the Company, or approximately a 55% equity interest on a fully diluted basis after considering the warrants to acquire 8,283,000 additional shares of Class B Preferred Stock.

The net proceeds from the Columbus Nova equity and debt financing is expected to provide the Company with the capital that it believes is needed to more aggressively build-out the access network, expand sales and marketing programs and improve certain aspects of the Company's administrative infrastructure. The transaction also involves the addition of new senior management and new members to the Company's Board of Directors. Such changes are expected to have pronounced impacts on the Company's future results of operations.

In connection with the transaction with Columbus Nova, based on a market price of the Company's Common Stock of $6.11 per share, the Company expects to record a non-cash charge of an estimated $14,189,000 relating to the beneficial conversion feature of the Series B Preferred Stock and the warrants issued to Columbus Nova as a result of the purchase price for these Common Stock equivalents being below the market value of the Common Stock at the time of the Closing of the transaction.  It also expects to expense the in-the-money value of $1,289,000 of stock options granted at closing over the three-year vesting periods of such options.

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

Revenue Recognition

Revenue is primarily derived from the sale of cable television and Internet services to subscribers.  All revenues are recorded (net of VAT) only when there is persuasive evidence of an arrangement, services have been delivered, the price is fixed or determinable and collection is reasonably assured.   Customer arrangements for cable television or Internet services typically include a connection fee, required equipment purchase or rental as well as monthly service fee.  The Company considers the various elements of these arrangements to be part of one bundled service offering to its customers.    In accordance with SAB 104, the Company defers connection fees, set-top box and modem sales and related costs, and recognizes them ratably over the estimated customer relationship period if the Company has demonstrated that the service offering to the customer will be profitable.  In the event that Company believes the customer service offering has not yet demonstrated profitability, the loss on the service arrangement with the customer is recognized immediately.

At present, the Company has determined that its Internet access services are profitable, but its delivery of cable television content has not yet demonstrated profitability.

Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company to collect amounts due from others.

Prepaid Pension Expense

The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, "Employers' Accounting for Pension Plans", which provides for the delayed recognition of actuarial gains and losses that arise from differences between actual results of the plan from the actuarially calculated results based on several factors including employee mortality and turnover, investment return on plan assets and the discount rates used to record the present value of the obligations of the plan.  To the extent that unrecognized gains or losses exceed 10% of the greater of the plans, projected benefit obligation or the market value of its assets, such excess is amortized over the estimated remaining service period for active employees.  The Company considers and adjusts the various assumptions utilized in the calculations such as the discount rate, future compensation growth rate and the long-term rate of return on plan assets, as market conditions warrant.

Consolidation

For the three and nine months ended November 30, 2004, the Company's consolidated results of operations include the results of each of CCTV and MBC for the three and nine months ended September 30, 2004.  However, their results of operations from January 1, 2004 to February 24, 2004 have been excluded from the Company's consolidated results  to the extent that the Company did not have a prior direct or indirect equity interest in their results.  Such excluded results have been reflected as "Losses of subsidiaries prior to consolidation" on the Company's consolidated statements of operations.

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

Valuation of Goodwill

In accordance with SFAS No. 142, the Company completes an impairment test of goodwill annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test requires the Company to estimate the fair value of our overall business enterprise. In the absence of a current transaction for the sale of our business enterprise, we believe a discounted cash flow (DCF) model, rather than the market price of our Common Stock, is the best technique with which to estimate the fair value of our reporting unit.  The Company has determined that we have one reporting unit for purposes of testing goodwill, and therefore, the DCF model is largely a function of the business enterprise cash flows.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED NOVEMBER 30, 2004 VS. THREE AND NINE MONTHS ENDED NOVEMBER 30, 2003

For the three months ended November 30, 2004, the Company reported net loss applicable to common shareholders of $1,384,000, or $0.16 per share, basic and diluted, as compared to a loss of $456,000 or $0.22 per share for the three months ended November 30, 2003.  For the nine months ended November 30, 2004, the Company reported a net loss applicable to common shareholders of $3,968,000 or $0.46 per share, basic and diluted, as compared to a net loss of $1,667,000, or $0.80 per share for the nine months ended November 30, 2003.  The results are not comparable, as the current year's three and nine month results reflect the full consolidation of CCTV's results of operations, while the prior year's results included the Company's indirect 12.5% interest in CCTV's results arising from the Company's use of the equity method of accounting for the investment.  In addition to CCTV's operating progress, the effects of purchase accounting have generally resulted in lower amounts of depreciation and amortization than had been reported by CCTV due to the fact that a substantial portion of the carrying value of CCTV's assets were reduced based on their fair value at the date of acquisition in February 2004.  The per share results in the current fiscal year's three and nine-month periods reflect the increase in the Company's outstanding shares, primarily as the result of the shares of Common Stock issued in February and September 2004 in connection with the acquisition of CCTV and MBC.

Subscription Revenue, Connection Fees and Equipment Sales

For the three and nine months ended November 30, 2004, the Company recorded $1,447,000 and $4,252,000 respectively of revenues for its cable television and Internet access services, connection fees and equipment sales.   The Company did not consolidate CCTV's results in the prior year, but the change from the prior year is as follows (dollars in thousands):

	Three Months Ended November 30,			Nine Months Ended November 30,
2004		2003	Change	2004	2003	Change
Television services	$ 448	$ 215	108.4%	$ 1,178	$ 578	103.8%
Internet access services	954	430	121.9%	2,554	1,203	112.3%
Connection fees and equipment sales	45	169	(73.4)%	278	497	4.6%

	$ 1,447	$ 814	77.8%	$ 4,010	$ 2,278	86.7%

Television revenues increased as subscribers for its terrestrial broadcasting television increased to 63,090 as of September 30, 2004, which is an increase of 19.8% from the 52,643 subscribers reported as of September 30, 2003.   In addition, subscribers of premium television services increased 97.1% from 4,559 at September 30, 2003 to 8,985 at September 30, 2004.  The terrestrial and premium subscriber growth represent increases of 11.2% and 73.4% respectively, from December 31, 2003 levels.  The subscriber amounts include inactive subscribers, or subscribers who had not paid for services in the months being reported, which for terrestrial services averaged approximately 1.9% and 4.0% during the nine month periods ended September 30, 2004 and 2003, respectively, and for premium television service, averaged approximately 31.3% and 27.4% of reported total subscribers, respectively, during these periods.

The subscriber growth was accomplished from sales in areas of Moscow that were newly accessed since September 30, 2003 and from increased market penetration in areas to which the Company had previously accessed through its hybrid co-axial fiber network which provides the "last mile" access from the fiber optic network which the Company leases to the homes.  At September 30, 2004, the Company had market penetration for its terrestrial and premium television services of 31.9% and 4.5%, respectively, as compared to market penetration of 36.3% and 3.1%, respectively, at September 30, 2003.  At September 30, 2004, the number of homes passed increased to 197,563, which is a 36.2% increase as compared to 145,043 homes passed as of September 30, 2003.

Internet access service revenue increased due to increases in the number of subscribers for these services.  At September 30, 2004, there were 16,814 reported subscribers for Internet access services, which is an increase of 112.0% from the 7,932 subscribers reported a year earlier and a 67.9% increase during the nine months from the December 31, 2003 subscriber count of 10,015.  The subscriber amounts include inactive subscribers, which averaged approximately 24.5% during the nine months ended September 30, 2004, as compared to an average inactive level of approximately 21.0% during the nine months ended September 30, 2003.  Market penetration of Internet services was approximately 8.5% of the 197,563 homes passed at September 30, 2004, as compared to market penetration of 5.5% of the 145,043 homes passed at September 30, 2003.

Connection fees and equipment sales, which are reported net of amounts deferred and to be recognized in future periods over the estimated customer relationship periods declined from $169,000 for the three months ended September 30, 2003 to $45,000 for the three months ended September 30, 2004.  Through nine months, the year-to-date total of $520,000 is 4.6% higher than the $497,000 reported by CCTV for the comparable period in the prior year.  CCTV has generally lowered the amounts it charges for subscriber equipment as part of its marketing approach to increase market penetration levels.

Other revenue

For the three months and nine months ended November 30, 2004, the Company recorded $23,000 and $242,000, respectively, of other revenue.  These represent a decrease of 25.8% and an increase of 84.7%, respectively from the

$31,000 and $131,000 of other revenues reported by CCTV for the three and nine-month periods ended September 30, 2003.  During the first and second quarters of the current fiscal year, the Company recorded approximately $135,000 of revenue from COMCOR relating  to CCTV's participation as a subcontractor in a City of Moscow build-out program in the Zelenograd region.  Such activities were not present in the first nine months of 2003.

Cost of sales

Cost of sales for the three months ended November 30, 2004 totaled $1,278,000 or 86.9% of total revenue to produce gross margin of $192,000.  For the nine months ended November 30, 2004, cost of sales totaled $3,757,000, or 88.4% of total revenue for a gross margin total of $495,000.  The Company did not consolidate CCTV's results of operations in the prior year, but CCTV did report cost of sales of $1,118,000 and $3,500,000, respectively, in the comparable three and nine month periods in the prior year.  Such amounts represented 140.6% and 145.3% of revenues respectively during those periods which resulted in gross margin deficits of $343,000 and $1,091,000, respectively for the prior year's comparable three and nine month periods.  The current year three and nine month expenses include approximately $400,000 and $1,049,000, respectively of depreciation of assets and amortization of intangible assets as compared to $467,000 and $1,389,000 for the prior year's three and nine month periods.  Excluding depreciation and amortization, the current year's three and nine month cost of sales totaled $878,000 and $2,708,000, respectively which represent increases of 21.8% and 28.3% over the prior year's comparable amounts.  All other components increased primarily due to expanded activities which resulted in higher wages, secondary node costs, and equipment costs for subscriber set top boxes and cable modems, net of amounts deferred that will be recognized over the estimated customer relationship periods.

Operating expenses

Operating expenses totaled $1,488,000 and $5,244,000, respectively, during the three and nine months ended November 30, 2004, respectively.  For the three and nine months ended November 30, 2003, the Company recorded $658,000 and $2,129,000, respectively, of expenses, but these amounts are not readily comparable because of the acquisition of CCTV and MBC.  Corporate-level expenses during the three months ended November 30, 2004 totaled $692,000, which represents an increase of $34,000, or 5.2% from the prior year costs.  Year-to-date corporate-level expenses of $2,370,000 are $241,000, or 11.3%, higher than the $2,129,000 of such costs incurred in the prior fiscal year's comparable nine- month period.  Grants of shares of Common Stock to certain officers and directors and increased travel costs, including certain costs which had been borne by MBC in the prior year, contributed to the increased cost levels.

CCTV recognized $796,000 and $2,874,000, respectively, of operating expenses in the three and nine month periods ended September 30, 2004.  These represent increases of 13.6% and 28.4%, respectively, from the operating expenses reported by CCTV for the comparable three and nine month periods in the prior year.  Increased salaries, professional fees and costs associated with a TV guide designed to better market the Company's premium television services accounted for the increase in costs.

Equity in losses of IAS

For the three and nine months ended November 30, 2004, the Company recorded expenses of $23,000 and $194,000, respectively, as its 43.5% equity in IAS's losses of $53,000 and $446,000, respectively, for the three and nine months ended September 30, 2004.  In the prior year, the Company did not consolidate CCTV's results of operations, but CCTV did record equity losses of $167,000 and $251,000, respectively relating to its 41.7% equity interest in IAS's losses which totaled $400,000 and $602,000, respectively, for the three and nine months ended September 30, 2003.  MBC owned only 1.8% of IAS and did not utilize equity accounting in the prior year.  IAS losses for the first nine months of 2004 increased primarily due to $202,000 of interest expense on a bank loan and increased personnel costs.

Investment income and other income

For the three and nine months ended November 30 2004, investment income and other income totaled $73,000 and $599,000, respectively, as compared to $473,000 and $1,418,000 in the comparable three and nine month periods in the prior fiscal year.  Significant components of investment income and other income are as follows (in thousands):

	Three months ended November 30,		Nine months ended November 30,
	2004	2003	2004	2003

Net gains from domestic trading portfolio	$ 90	$ 348	$ 216	$ 1,032
Rental income	77	78	233	233
Interest and dividends	7	27	28	53
Ultrasonic royalties	(4)	19	51	54
Change in deferred compensation accounts	(97)	1	(67)	46
Precious metals recovery	-	-	138	-

	$ 73	$ 473	$ 599	$ 1,418

Net gains from the Company's trading portfolio reflects the net appreciation of the portfolio during the period.  At November 30, 2004, the Company had sold its entire trading portfolio of common stock.  The recovery of the value of precious metals relates to the Company's former Electronics segment which used outside refiners to process its precious metal scrap.

Interest expense

Interest expense totaled $76,000 and $197,000, respectively, for the three and nine months ended November 30, 2004, which represent increases of 16.9% and 7.1%, respectively, from the $65,000 and $184,000, respectively of interest recorded in the comparable periods of the prior fiscal year.  The lower interest resulting from principal payments on the Company's 10 ½% Subordinated Debentures was more than offset by one month of interest on $2 million of the Bridge Loan that was extended to CCTV during its third fiscal quarter pending the closing of the Columbus Nova financing transaction and from financing the interest expense of a $2 million mortgage loan which was entered into during the second quarter of the prior fiscal year.

Income tax benefit/expense

Income tax benefits (expenses) have been accrued based upon the estimated effective tax rates for the fiscal year, after considering valuation allowances related to the Company's ability to realize such tax benefits.

Losses of subsidiaries prior to consolidation

For the nine months ended November 30, 2004, the Company has added back the net losses of CCTV and MBC to the extent that it did not have a direct or indirect equity interest in these entities from January 1, 2004 to the date of their acquisition, February 24, 2004.

Preferred dividends

Preferred dividends during the three and nine months ended November 30, 2004 totaled $57,000 and $172,000, respectively, as compared to $71,000 and $212,000, respectively of dividends in the comparable periods of the prior fiscal year.  The reduction reflects the effects of the redemption and conversion of a total of 37,777 shares of Preferred Stock in the first quarter of the current fiscal year and a conversion of 85 shares of Preferred Stock in the second quarter of the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2004, the Company used $1,628,000 in its operating activities, which is comprised of a use of cash of $3,348,000 in net losses as adjusted for non-cash items, and $1,314,000 of cash provided by changes in operating assets and liabilities much of which was the result of agreed-upon deferral of payments to COMCOR.  During the nine-month period, the Company generated $964,000 in investing activities, which was comprised of the use of $2,149,000 for capital expenditures and a net of $3,113,000 of cash provided by net sales of all of the Company's short-term investment portfolio.  Financing activities provided $1,093,000 during the nine months ended November 30, 2004, primarily due to $2,000,000 of proceeds from the Bridge Loan.  The Company used funds to redeem a portion of its Preferred Stock, pay dividends on its Preferred Stock and make principal payments on a real estate mortgage loan and the Company's 10 ½% Subordinated Debentures.

At November 30, 2004, the Company's consolidated cash position was $3,669,000.

On January 13, 2005, the Company and CCTV collectively received $41 million of a $51 million equity and debt financing package from Columbus Nova, before costs and fees currently estimated at $3.2 to $3.5 million associated with the equity portion of the transaction are considered.  In addition, $4 million, including $2 million which has been drawn by CCTV in its fourth fiscal quarter, was used to repay a Bridge Loan extended by Columbus Nova in connection with the overall financing package and fees of the debt portion of the transaction totaling approximately $612,000 were paid.  This Bridge Loan allowed CCTV to make and commit to capital expenditures for the expansion of its "last mile" hybrid fiber co-axial network for the delivery of television and Internet access services in Moscow which it expects will result in an increase in its homes passed network in the first quarter.  The Company expects that the remaining proceeds, including an additional $10 million that is expected to be received pursuant to the Term Loan within the next two years, will be used to further expand CCTV's existing homes passed access network of approximately 198,000 homes during the next three years, to improve the Company's administrative and operating infrastructure, including the cost of additional executives and consultants who have been retained by the Company in connection with the Columbus Nova financing, and to meet debt service and dividend requirements on the Company's Series A Preferred Stock.

There can be no assurances as to the extent that the proceeds received and to be received from Columbus Nova will be enough to adequately build out CCTV's access network to enable CCTV to attract a sufficient number of subscribers who elect to take up CCTV's cable-based services, or if the build-out of the homes passed network does progress, that CCTV can attract a sufficient number of subscriber services to be taken to generate the revenues that will be needed to achieve profitability.  However, the Company does not expect to require additional funds outside of the Columbus Nova financing for the next few years, although there can also be no assurances that CCTV will meet the 500,000 homes passed requirement to enable it to draw the final $10 million of the $28.5 million Term Loan.  If CCTV is not able to obtain the final $10 million from the Term Loan, it may require additional financing to enable it to continue to expand its network and services.

Recently Issued Accounting Standards
During December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. The Company grants options to purchase Common Stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. The Company also issued options to acquire a total of 1,161,050 shares of our Common Stock at $5.00 per share to two newly appointed executive officers and two consultants in connection with the Columbus Nova financing, which exercise price was less than the market value of the Company's Common Stock on that date. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

In June 2004, the FASB issued an interpretation of FASB No. 143, Accounting for Asset Retirement Obligations.  This interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under FASB No. 143, and is effective no later than the end of our next fiscal year.  We have determined that this interpretation, and the adoption of FASB No. 143, will not have a material impact on our consolidated financial statements or cash flows.

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

FOREIGN INVESTMENT RISK

CCTV is the Company's wholly-owned subsidiary and represents the primary source of the Company's activities. CCTV operations are conducted solely in Moscow, Russian Federation.  Accordingly, CCTV and the Company are subject to currency fluctuations, and the economic and political risks associated with Russia. The Company has not entered into any derivative instruments to hedge the risks associated with this investment. This investment also bears the risk of CCTV's ability to increase its revenues through the addition of subscribers for its cable television, high-speed data transmission and Internet services. The subscriber growth is largely dependent upon CCTV's ability to build-out its access network from the MFON which it leases from COMCOR, which is largely dependent upon it receiving a sufficient amount of capital to pay for the equipment and construction costs.

CCTV currently provides TV broadcasting services, telematic services and data transmission services under three licenses (the "Licenses") that will expire on May 10, 2005.  Applications for renewal for five years of the predecessors of each of the Licenses were filed with the Communications Ministry on June 24, 2004.  The Communications Ministry returned these applications to CCTV on July 5, 2004, stating that the Communications Ministry was unable to renew such Licenses because (i) the  Federal Agency for Surveillance in the Communications Field, a governmental authority responsible for the issuance of telecommunication licenses (the "Communications Service"), has not been registered as a legal entity and (ii) the list of communications-related activities that are subject to licensing has not been approved following the commencement of the reorganization of the Russian Government in March 2004.  On September 30, 2004, CCTV re-submitted its applications to the Communications Service, which in November 2004, resulted in the extension of the licenses until May 2005.

The Company expects that the Licenses will be further renewed in May 2005, although there can be no assurances that they will be renewed.  The Company believes that the risk of the Licenses not being renewed is minimal.  CCTV has complied will all statutory requirements to obtain the renewal of its Licenses.  Nevertheless, CCTV could be deemed to be operating in violation of Russian law that provides for civil, administrative and criminal liability for engaging in licensed activities without a valid license.  If the Licenses are not renewed and CCTV is found to be in violation of applicable Russian law, there would be a material adverse effect on the Company's financial condition and results of operations.

INTEREST RATE RISK

At November 30, 2004, Andersen Land Corp., a wholly owned subsidiary of the Company, was liable in the amount of $1,806,000 under a mortgage collateralized by a real estate property and an assignment of rental income from the lease of the property.  Interest under this note will fluctuate at 2.25% above the London Interbank Offered Rate (LIBOR), which will expose the Company at each periodic renewal of the rate.  At November 30, 2004, the interest rate on this mortgage loan was 4.94%, which is scheduled to be re-set in August 2005.  If the interest rate on the mortgage note increases from the current annual rate by 1% at renewal, the Company estimates that such interest rate increase will increase the cost of this obligation by approximately $5,000 for the fiscal year ending February 28, 2006.

Item 4.  Controls and Procedures.

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

As further reported in the Company's Form 10-Q for the period ended November 30, 2001, this case was dismissed without prejudice and the plaintiffs' ability to reinstate their claims were limited for a minimum of three years until October 2004.  Although this limitation on the plaintiffs' ability to reinstate their claim period has expired, the plaintiffs have not yet reinstated this case.  If the plaintiffs do reinstate the case, given the legal and factual issues that remain outstanding, the Company currently has no basis to ascertain the range of loss, should any occur, with respect to an outcome that may be considered unfavorable.  This contingent liability was not assumed by the buyer of JM Ney's net assets.

Norman D. Mass and Lois Ravage Mass v. Amchem Products, Inc. et. al. (New York State Supreme Court, County of New York, Index 101931-04), Loretta Brienza and Brent Brienza v. A.W. Chesterton Company et al. al. (New York State Supreme Court, County of New York, Index 104076-04), and Jay K. Fleckner v. Amchem Products, Inc. et al (New York State Supreme Court, County of New York, Index 113970-04).

As originally reported in the Company's Form 10-K for the year ended February 29, 2004, in March and April 2004, JM Ney, now known as Andersen Land Corp., was served with a summons and a complaint in the above-captioned Mass and Brienza matters in which it and in excess of one hundred (100) other parties were named as defendants in an asbestos- related civil action for negligence and product liability filed in the Supreme Court of New York in which the plaintiffs claim damages from being exposed to asbestos and asbestos products alleged to have been manufactured or supplied by the defendants, including JM Ney's former dental division.  In addition, in October 2004, Andersen Land Corp. also received a summons in which it and approximately 30 additional companies were named as defendants in an asbestos-related civil action for negligence and product liability filed in the Supreme Court of New York in which the plaintiff  (Fleckner) claims damages from being exposed to asbestos and asbestos products alleged to have been manufactured or supplied by the defendants, including JM Ney's former dental division.  The plaintiffs have not provided any specific allegations of facts as to which defendants may have manufactured or supplied asbestos and asbestos products which are alleged to have caused the injuries.

The Company believes that it has insurance that potentially covers these claims and is in the process of notifying its insurance carriers to provide reimbursement of defense costs and liability, should any arise.  Based upon the answers to the interrogatories that have been supplied by the plaintiffs' attorneys, it does not appear to the Company that JM Ney manufactured any products containing asbestos that are the subject of these matters. As of this date, the Company has no basis to conclude that the litigation may be material to the Company's financial condition or business.  The Company intends to vigorously defend the lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the period covered by this report.  However, subsequent to this period, on December 15, 2004, the Company held a Combined Annual and Special Meeting of its stockholders at which the following proposals were voted on and approved by the stockholders:

	FOR	AGAINST	ABSTAIN
1. Approval of the issuance of stock in connection with the financing transaction with Columbus Nova.	6,581,466	7,588	760

2. Approval of an amendment to the Moscow CableCom Corp. Certificate of Incorporation.	6,553,167	35,788	859

3. Approval of amendments to the Moscow CableCom Corp. 2003 Stock Option Plan.	6,546,692	42,239	883

4 Election of Directors of Moscow CableCom Corp. for the ensuing year and until their successors are elected and qualified.

	FOR	WITHHELD
Francis E. Baker	6,554,466	35,348
Oliver R. Grace, Jr.	6,554,466	35,348
Louis A. Lubrano	6,554,466	35,348
Valentin V. Lazutkin	6,554,466	35,348
Thomas McPartland	6,554,466	35,348
Sergey A. Mitrikov	6,554,466	35,348
James J. Pinto	6,554,466	35,348
Vladimir A. Serdyuk	6,554,466	35,348
Alexander P. Vladislavlev	6,554,466	35,348

In connection with the terms of the financing with Columbus Nova, effective January 13, 2004, Messrs. Baker, Lubrano, McPartland and Mitrikov resigned from the Company's Board of Directors.  The Board has been expanded from nine to eleven members, and to fill five of the six vacancies created as a result of the resignations and the expansion of the Board, Andrew Intrater, Ivan Isakov, Jay Haft, Warren Mobley and David Van Valkenburg were appointed as members of the Board, with Mr. Intrater being named as the Board's Chairman.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K:

Exhibit                           Description

10.1                              2003 Stock Option Plan, as amended effective December 15, 2004.

10.2                              Amendment #1 of the Lease Agreement between Andersen Land Corp. and Deringer-Ney, Inc. dated
                                     November 11, 2004.

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

SIGNATURES

MOSCOW CABLECOM CORP.

By: /s/ Warren Mobley
Warren Mobley
President and Chief Executive Officer
Date: January 18, 2005
By: /s/ Donald Miller-Jones
Donald Miller-Jones
Chief Financial Officer
Date: January 18, 2005