Form 10-K
period 2004-12-31
MOSCOW CABLECOM CORP
filed 2005-03-31
CIK 6383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 1, 2004 to December 31, 2004

Commission File Number:  0-1460

Moscow CableCom Corp.
(Exact name of Registrant as specified in its charter)

Delaware	06-0659863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 826-8942
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class Common Stock, $.01 par value 10 1/2% Convertible Subordinated Debentures Due 2007

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the Registrant based upon the last price at which the common stock was sold as of June 30, 2004, as reported on The NASDAQ Stock Market, was approximately $27,210,957.  Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock who may be deemed to be an affiliate have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock and Series B Preferred Stock outstanding as of March 24, 2005:

Common Stock

8,831,065

Class B Preferred Stock

4,500,000

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934 for its Annual Meeting of Stockholders to be held on May 23, 2005.

INDEX TO TRANSITION REPORT ON FORM 10-K
Ten-Month Period Ended December 31, 2004

PART I

ITEM 1.

BUSINESS.

General

Moscow CableCom Corp., which was known as Andersen Group, Inc. until February 24, 2004 (referred to herein as "we" or the "Company"), has been incorporated under the laws of the State of Delaware since 1998.  From 1951 to 1998, the Company had been incorporated in the State of Connecticut.  As used herein “TP04” refers to the ten-month transition period ended December 31, 2004 and "FY04" and "FY03" reference the fiscal years ended February 29, 2004 and February 28, 2003, respectively.  Other February fiscal year end references are similarly referred to with the appropriate "FY" designation.

The Company is primarily focused on the management of the growth of its wholly-owned subsidiary ZAO ComCor-TV (“CCTV”) which is a Moscow, Russia based company which provides cable television and Internet access services through its expanding hybrid-fiber coaxial network (the “HFC Network”).  The HFC Network is connected to an extensive fiber optic network throughout the City of Moscow.

The Company acquired CCTV on February 24, 2004 through the issuance of 4,220,879 shares of its Common Stock to Moscow Telecommunications Corporation (“COMCOR”), of which 220,879 shares were issued in September 2004, and through the issuance of 2,250,000 shares of its Common Stock to the former shareholders of 75% of ABC Moscow Broadband Communication Limited (“MBC”).  Prior to this transaction, COMCOR and MBC each owned approximately 50% of CCTV, and the Company, in turn, had a 25% equity interest in MBC.  The CCTV acquisition resulted in COMCOR having an equity interest in the Company of approximately 48.0%, making COMCOR the Company’s largest shareholder at that time.  COMCOR’s equity position has subsequently been reduced to approximately 31.7% as a result of the Columbus Nova transaction described below.

CCTV was originally funded by COMCOR and MBC in April 2000 through the contribution of licenses and shares of the stock of Institute for Automated Systems (“IAS”) by COMCOR and cash and shares of IAS by MBC.  In subsequent years, CCTV’s capitalization was further enhanced through the contribution of cash, additional shares of IAS and operating assets, particularly the HFC Network for approximately 89,000 homes in the areas of Chertanovo and Khamovniki.  COMCOR also entered into agreements with CCTV for the use of its Moscow fiber optic network (the “MFON”), to which the HFC Network is connected for the delivery of signals and other services.  Pursuant to these agreements, which were revised in March 2005, COMCOR agreed to allow CCTV to defer the payment of certain portions of the fees charged for signal delivery to allow CCTV to utilize its capital resources in further expanding the HFC Network and in its sales, marketing and administrative activities.

CCTV’s operations are very capital intensive.  CCTV strives to build out the HFC Network to be able to expand its market for the delivery of cable-based television and Internet access services.  To meet the funding requirements of this build-out, in January 2005 the Company closed on a $51 million equity and debt financing package with certain affiliates of Columbus Nova Capital (collectively, “Columbus Nova”).

In the equity portion of this financing transaction, the Company issued 4,500,000 shares of its newly-authorized Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to Columbus Nova in exchange for $5.00 per share, or a total of $22,500,000.  The Company also issued Columbus Nova five-year warrants to acquire 8,283,000 shares of Series B Preferred Stock at an exercise price of $5.00 per share.  Each share of the Series B Preferred Stock is convertible into one share of the Company’s Common Stock and has a voting right equal to approximately 0.8183 shares of Common Stock.

The debt portion of the financing transaction consists of a $28.5 million five-year 12% Term Loan (the “Term Loan”) to CCTV, of which $18.5 million was drawn at closing. From these proceeds, $4.0 million was immediately used to repay a bridge loan from Columbus Nova that was extended to CCTV in August 2004 and fully drawn in September and November 2004.  The bridge loan was extended to enable CCTV to continue its HFC Network build-out and to make commitments for certain upgrades in its operating systems.  Using the bridge loan proceeds, CCTV extended its HFC Network to an additional 32,000 homes which are expected to be placed into operation in the second quarter of 2005. Further expansion of the HFC Network is expected from the utilization of funds received from the Columbus Nova financing.

The Columbus Nova financing also relieved the Company from making certain defined contributions of assets and cash as had been committed to in the agreements with COMCOR leading to the Company’s acquisition of CCTV.  As a result, a contingent obligation to issue up to 477,994 additional shares of the Company’s Common Stock to COMCOR was similarly eliminated with the receipt of funds from Columbus Nova.

The Company estimates the transaction costs of the Columbus Nova financing to be between approximately $3.2 million and $3.5 million.

The Columbus Nova investment has resulted in its acquiring approximately a 33.8% equity interest in the Company, or approximately 59.2% equity interest after considering the effects of the conversion of the Series B Preferred Stock and the exercise of the warrants issued to Columbus Nova.

CCTV

Effective with the acquisition of CCTV in February 2004, the Company's primary business plans are now focused on CCTV.  CCTV is in the process of building out its HFC Network, which is connected to the MFON.  CCTV leases the MFON for signal delivery and transportation of the services CCTV provides to its customers.  Until March 2005, CCTV operated in accordance with agreements governing the use of the MFON and other services reached in April 2000 and as subsequently amended (the “MFON Agreements”).  In March 2005, revised agreements (the “New MFON Agreements”) were ratified by the Company’s Board of Directors.  The New MFON Agreements, among other things, increase the secondary node fees from $350 per node per month to a range of approximately $435 to $750 per node per month and decrease the costs of ports, virtual channels and traffic for CCTV’s Internet access services.  The New MFON Agreements also call for CCTV to pay COMCOR previously invoiced but unpaid charges for access to the MFON and related services.  On March 3, 2005, CCTV paid such deferred charges in full in the amount of approximately $1,538,000.

CCTV is a growing broadband-based cable television and Internet access company, which is licensed to pass 1.5 million dwellings in Moscow, Russia.  As of December 31, 2004, CCTV had 65,451 active terrestrial subscribers, 16,063 active Internet subscribers and 7,213 active pay TV subscribers in a growing 198,479 homes passed network which presently covers most of Moscow’s Central Administrative Region and part of Moscow’s Southern Region, namely Chertanovo, which are just two of Moscow’s ten regions.  The network at December 31, 2004 was 28.2% larger than the 154,786 homes passed as of December 31, 2003.  The following table presents the growth of CCTV’s network and subscriber base:

December 31,

	2002	2003	2004

Homes passed	107,491	154,786	198,479
Active subscriptions for:
Terrestrial television	40,581	54,158	65,451
Cable television	2,496	3,148	7,268
Internet	4,180	7,980	16,063

Penetration levels
Active subscribers:
Terrestrial television	37.8%	35.0%	33.0%
Cable television	2.3%	2.0%	3.7%
Internet	3.9%	5.2%	8.1%

HFC Network

CCTV provides the “last mile” solution through its HFC Network which connects the end user through the MFON to the headend.  CCTV has a 50-year contract through 2055 for the lease of the MFON, which is owned and operated by COMCOR, and which has an equity interest in the Company of approximately 31.7%, making COMCOR the Company’s second largest shareholder, after Columbus Nova.  The contract is for exclusive HFC services in the areas presently being served and a right of first refusal in the remainder of Moscow.  With a total length of nearly 15,000 km, the MFON is the largest metropolitan fiber optic network in Russia.  According to COMCOR, the MFON is present in one of every four buildings in Moscow.  The density of the reach of the MFON greatly reduces the distance for the last mile run to the end user and accordingly helps reduce last mile costs and construction time.  Recent construction costs have averaged approximately $70 per home passed.  Additional installation costs are generally charged to the customer.

The HFC Network has bandwidth capacity of 862 megahertz.  It can accommodate (i) both digital and analog transmission, (ii) interactive TV through the return path, and (iii) high speed data traffic of up to 3 Megabits/sec (“Mbps”).

Business Strategy

CCTV’s strategy is to leverage the capacity and capability of its HFC Network to deliver multiple services to consumers and small and medium businesses while creating multiple revenue streams. CCTV believes that investment in the technological capabilities of its HFC Network, the competitive value of bundled services, and its commitment to customer and community service will enhance its ability to continue to grow its cable operations and offer new services to existing and new customers.

Products and Services

Cable Television

CCTV offers two types of services in cable television: terrestrial and pay TV.  The terrestrial package consists of 16 terrestrial stations and is priced at RUR 50 per month, or approximately $1.79 per month.  The pay TV service includes the terrestrial package and offers a choice of two additional packages: (i) Planet, with 16 additional channels and 18 radio channels priced at RUR 270 per month, or approximately $9.64 per month, and (ii) Constellation, with 17 further additional channels priced at RUR 420 per month, or approximately $15.00 per month.   As of December 31, 2004, CCTV had 65,451 active terrestrial and 7,268 active pay TV subscribers.  Approximately 6,311, or 86.8% of the active pay TV subscribers had subscribed for the Constellation package as of that date.  The terrestrial and pay TV subscriber levels represent increases of 20.9% and 130.9%, respectively, over subscriber levels as of December 31, 2003.  The market penetration levels of accessed homes for CCTV's terrestrial television services and its pay TV services at December 31, 2004 were 33.0% and 3.7%, respectively, as compared to market penetration levels of 35.0% and 2.0%, respectively,  as of December 31, 2003.  Certain areas, or zones, had market penetration rates for terrestrial and pay TV services as high as 42.5% and 6.9%, respectively, while the newly-accessed zones had penetration levels as low as 12.6% and 2.4%, respectively.  The Company expects further increases in market penetration of existing accessed homes, and to grow its subscriber base in new regions it plans on accessing in the future.

In June 2004, CCTV began offering its subscribers packages of content from the premier Russian satellite operator and content provider NTV+, including sports and movies.   The entry level package of two movie channels costs RUR 70 or approximately $2.50.  The full selection of four movie channels costs RUR 330 or approximately $11.79.  The sports package costs RUR 330 or approximately $11.79.  The all-inclusive combo package of movies and sport costs RUR 550 or approximately $19.64 per month.  The existing contract with NTV+ allows CCTV to install new customers for NTV+ products until December 31, 2005 and continue to provide NTV+ services to all connected customers until December 31, 2008.  The deadline of December 31, 2005 will be automatically extended for subsequent two-year periods unless either CCTV or NTV+ objects in writing. The NTV+ channels are sold as premium packages to customers of Constellation.  At December 31, 2004, there were approximately 1,851 active subscribers for the NTV+ programming.

The Company has successfully completed tests of digital TV services and plans to launch the new service in the second quarter of 2005.  Due to the impending implementation of a digital TV platform, CCTV has temporarily reduced its marketing of pay TV television services until the new platform and related subscriber equipment is available, which CCTV expects to occur during  the second quarter of 2005.  The new digital TV platform will increase the capacity and security for the provision of pay TV services and will allow CCTV to offer additional interactive TV services in the future.

High-Speed Internet Access

CCTV offers several packages of high-speed Internet access with varying speed, data limits and prices.  These services deliver access to the Internet at speeds of up to 3 Mbps and provide unique online content.  CCTV’s network includes standard Internet service provider functionality, such as web page hosting for subscribers, access to Internet news groups, e-mail accounts, physical hosting, games, etc.  Among CCTV’s key product offerings is a family of flat-rate competitively priced Internet tariffs ranging from $21.00 to $96.38 per month.  In addition, CCTV offers a $16.07 per month tariff for entry users.  CCTV considers this product to be highly competitive.  As of December 31, 2004, CCTV had 16,063 active Internet subscribers which represents an increase of 101.3% over subscriber levels as of December 31, 2003.  The active market penetration of accessed homes at December 31, 2004 was 8.1% as compared to 5.2% at December 31, 2003.   Active penetration rates within defined zones varied from 4.2% to 14.4% at December 31, 2004, and much of this variation was due to the amount of time the area had been accessed by CCTV's HFC Network.  The Company believes that recent and future market penetration improvements have been and will be achieved through both newly introduced sales and marketing strategies and planned sales and marketing programs.

Bundling
CCTV considers bundling to be an important business strategy.  A bundled customer is one who currently subscribes to both cable television and high-speed Internet access, and receives such services at a discount.  CCTV may add Voice over Internet Protocol (“VoIP”) service to the bundle in the future.  CCTV believes that the bundle increases its operating efficiencies and provides a strong competitive advantage.  As of December 31, 2004, CCTV had approximately 4,440 bundled customers.

Customer Service

Strong customer service is a key element of CCTV’s business strategy to deliver advanced communications services to its customers.  CCTV believes that high level of customer satisfaction will allow it to compete more effectively as it delivers broadband services of analog video, high-speed Internet access and, in the near future, local and long-distance telephony, digital TV and other services.  CCTV emphasizes training as a key priority for its customer contact employees and plans a number of training seminars and workshops for them.

Competition

Cable Television

The pay TV market in Moscow is in its infancy and the competition is limited.  In addition to CCTV, there are currently three other major carriers of commercial television which in the aggregate presently have an estimated 110,000 subscribers, and one company which has announced an intent to enter into the Moscow market.

NTV+ is the largest and most prominent commercial TV provider which offers a satellite-to-home service and has an extensive library of attractive local content.  Certain NTV+ content is designed for a high-end group of people who are interested in special programming such as the NTV Sport Package which is sold at an extra cost.

Kosmos-TV is a commercial TV supplier employing the Multipoint Microwave Distribution System (“MMDS”) technology.  Kosmos-TV is widely used by hotels and the expatriate community.

Versatel, which operates under the brand name Divo TV, delivers a pay TV package via the MMDS technology over the existing community rooftop antennas owned by OAO Mostelecom, the City's terrestrial TV delivery system.  It is currently the only platform in Moscow which offers a limited version of the pay-per-view service.

An anticipated player on the Moscow pay TV market is Sistema Mass-Media, the media subsidiary of AFK Sistema, with its project StreamTV.   AFK Sistema is one of Russia’s largest holding companies focusing on the consumer services sector.  AFK Sistema, through its telecoms subsidiary Sistema Telecom, is the largest provider of broadband Internet services in Moscow based on the ADSL technology.  According to Sistema Mass-Media, StreamTV will be based on the ADSL technology and is anticipated to be launched in 2005.  Sistema Mass-Media has announced plans to produce its own content for StreamTV.  One of the key competitive advantages of AFK Sistema is its broad customer reach.  AFK Sistema, through its majority owned subsidiary OAO MGTS, is able to access virtually any home in Moscow which receives fixed line telephony services.

High-Speed Internet Access

There are currently a number of Internet service providers in Moscow both for residential and business customers. The largest competition encountered by CCTV in broadband Internet services is from MTU-Intel, a subsidiary of Sistema Telecom, which offers its services through the ADSL technology.  MTU-Intel markets its flat rate tariffs of $20 and $25 per month under the brand name Stream to residential customers.   Another significant competitor are the home local area networks (the “Home LANs”).  Home LANs are usually small companies providing Internet to local residential and business communities through the Ethernet technology at moderate prices but often without adequate customer service support or professional quality controls.  CCTV estimates that ADSL and Home LANs together account for over 200,000 residential broadband subscribers throughout Moscow.

Community Service

The City of Moscow has an indirect ownership interest in CCTV through its 25%  ownership interest in COMCOR.  CCTV expects to play a significant role in accomplishing the City’s social objectives through improving the transmission of entertainment and information to its citizens as its build-out continues.

Investment in the Institute for Automated Systems

Prior to October 2004, the Company owned approximately 43.5% of IAS, a provider of telephone and data transmission services to businesses in Moscow and the Moscow region.  IAS provides its customers traditional circuit-switched and VoIP local, long-distance and international calling with a full array of associated features. In addition, it offers IP, X.25 and Frame Relay data transmission services.  IAS is capable of delivering a completely integrated solution to its customers, including (i) bundled telephony and Internet services, (ii) corporate, private and regional telecommunications network design and (iii) the provision and installation of associated equipment.  IAS also has a long-standing relationship with BT Group for which IAS manages its Moscow data center.

IAS does not own any network infrastructure and leases required channels from major telecommunication service providers.  COMCOR is the largest provider of such services to IAS through the MFON.  IAS’s principal physical assets include a modern telecommunications node which enables IAS to provide its wide range of services, and two office buildings in central Moscow.

In October 2004, the Company’s ownership percentage in IAS was temporarily reduced to 12.0% from 43.5% following the placement of 650,000 newly-issued common shares of IAS to one of its shareholders.  IAS used the proceeds of the share offering in the amount of approximately $1.8 million to repay its outstanding indebtedness to a Russian bank.  In order to maintain its ownership percentage in IAS at 43.5%, the Company has entered into an agreement pursuant to which this IAS shareholder will sell the required portion of its shares in IAS to CCTV at approximately the same price as the share offering, or $866,000 in the aggregate.  CCTV is currently awaiting an anti-monopoly approval to effect this transaction.  In view of this agreement, the Company has continued to record its 43.5% equity in IAS’s results of operations, but the amount allocated to the value of CCTV’s and MBC’s investments in IAS in connection with the Company’s acquisition of CCTV has been reduced to reflect the requirement to make this additional investment to maintain the Company’s proportional interest in IAS.  The Company has also recorded related adjustments to deferred income tax liability and goodwill recorded in connection with the Company’s accounting for its acquisition of CCTV.  The pending additional investment in IAS has been added to the cost basis of this asset.

Legislation and Regulation

In the Russian Federation, the federal government controls the regulation of telecommunication services.  The principal legal act regulating the provision of telecommunication services is the Federal Law on Communications dated July 7, 2003, No. 126-FZ (the “Federal Communications Law”).  Among other elements, the Federal Communications Law provides for the following:

•

Licensing of telecommunication services;

•

Legal status of networks;

•

Requirements for networks and telecommunications equipment;

•

Cooperation between network operators; and

•

Legal rights of and relationships between subscribers and operators.

The Federal Communications Law came into force on January 1, 2004.  Currently the government is in the process of preparing a set of legal acts allowing for the actual implementation of the Federal Communications Law (Russian Government order No.1776-r dated December 4, 2003).

In accordance with the current structure of the federal authority agencies (as approved by the Order No. 649 of the President of the Russian Federation dated May 20, 2004), the telecommunication industry is regulated by the following federal agencies:

•

Ministry of Information Technologies and Communications (the “Communications Ministry”) of the Russian Federation (responsible for the preparation of legal acts and adoption of regulations in the area of communications);

•

Federal Service for Supervision over Communications (responsible for the control and supervision of the telecommunication industry);

•

Federal Communication Agency (responsible for law enforcement); and

•

Federal Information Technologies Agency (responsible for law enforcement).

In addition to the regulation by the Federal authorities, CCTV’s operations are regulated by Moscow Law No. 2 on Cable Television dated January 28, 1998, which specifically applies to the activity of cable TV operators in Moscow.  This law establishes (i) rules and procedures for cable TV network operations; (ii) the legal status of the industry participants; (iii) the underlying principles of their interaction with the City government, local government bodies and consumers; and (iv) protection procedures against illegal actions and infringement.

CCTV currently provides TV broadcasting services, telematic services and data transmission services under three licenses (the "Licenses") that expire on May 10, 2005.  Following the official announcement by the government of the list of telecommunication services which require licensing (Regulation No. 87 dated February 18, 2005), CCTV applied for the renewal of the Licenses.  Regulation No. 87 stipulates that VoIP services no longer fall under telematic services and thus require a separate license.  CCTV may apply for a VoIP license in the future. The Company is not certain as to when CCTV will apply for a VoIP license, and if it does apply, whether a license will be granted, and if a VoIP license is granted, what limitations may be inherent in such license.

The Company and CCTV expect that the Licenses will be renewed, although there can be no assurances that they will be renewed.  The Company believes that the risk of the Licenses not being renewed is minimal.  CCTV has complied will all statutory requirements to obtain the renewal of its Licenses.  Nevertheless, if the Licenses are not renewed, CCTV could be deemed to be operating in violation of Russian law that provides for civil, administrative and criminal liability for engaging in licensed activities without a valid license.  If the Licenses are not renewed and CCTV is found to be in violation of applicable Russian law, there would be a material adverse effect on CCTV's and the Company's financial condition and results of operations.

As opposed to the Russian channels, none of the foreign channels currently being broadcast by CCTV are registered as mass media in Russia.  However, the Russian Federal Law on Mass Media No. 107-FZ dated August 4, 2001 stipulates that only TV and video programs registered by the appropriate governmental authorities can be distributed (broadcast) in Russia.  There are no legal provisions or acts regulating the requirements for the registration of foreign mass media broadcast in Russia.  In accordance with the Russian Federal Law on Mass Media, executive authorities may establish such order at any time.

CCTV has made all necessary payments for copyrights to TV companies in accordance with existing license agreements.  However, CCTV currently does not make any additional payments to organizations which operate collective copyright agreements with respect to copyright programs transmitted through the HFC Network.  This is due to the fact that the current legislation does not contain defined procedures regulating the legal relationship between cable TV operators (all decrees in this area were adopted in 1994-1996), the size of payments, and the fact that there are two competing organizations dealing with copyright (the Russian Copyright Association and the Russian Association of Authors and Other Right Holders).

CCTV also has licenses for construction engineering and construction services which were issued in August and September 2003 and expire in 2008.  The Company and CCTV similarly expect these licenses will be renewed upon their expiry.

Trading Portfolio

The Company has historically held a trading portfolio of common stocks of financial institutions.  At December 31, 2004, the Company had no such investments.  During TP 2004, the Company invested a total of $452,000 in this portfolio, and received proceeds of approximately $3,565,000 from the sale of stocks which had a tax cost basis of $2,289,000 and recognized net gains of $1,276,000.  Subsequent to December 31, 2004, the Company invested approximately $36,000 in the common stock of a financial institution.

Compliance with Environmental Protection Laws

Management of the Company believes that the Company and its subsidiaries are in material compliance with applicable U.S. and Russian federal, state and local environmental regulations. Compliance with these regulations has not in the past had any material effect on the Company's capital expenditures, consolidated statements of operations and financial position or competitive position, nor does the Company anticipate that compliance with existing regulations will have any such effect in the near future.

Employees

As of December 31, 2004, the Company had approximately 300 full-time employees including three administrative employees in the Company’s Windsor, Connecticut office, whose employment is expected to be terminated effective March 31, 2005.

Executive Officers of the Company

The Executive Officers of the Company as of March 1, 2005 are as follows:

Name	Age	Position	Officer Since
Warren Mobley	58	President and Chief Executive Officer of the Company, Chairman of the Board of CCTV and Chairman of the Management Board of CCTV	2005
Donald Miller-Jones	60	Chief Financial Officer and Secretary	2005
Michael Silin	48	General Director, CCTV	2004
Vitaly Spassky	29	Vice President	2004

Executive officers hold their offices at the pleasure of the Board of Directors.  Messrs. Mobley and Miller-Jones are employed pursuant to Employment Agreements which provide that they will hold these positions for three years commencing January 13, 2005, unless sooner terminated by the Board of Directors.

Mr. Mobley has been a Director, and the President and Chief Executive Officer  of the Company since January 13, 2005.  Mr. Mobley has over 30 years of experience managing cable TV systems around the world, including the U.S., Canada, Germany, Hong Kong and Poland.  From 2001 to 2005, Mr. Mobley consulted for several private equity funds in connection with acquisitions of cable TV properties in Europe.    From March 2000 to September 2001, Mr. Mobley served as the Chief Executive Officer of iesy, a German Level 3 cable TV operator with over one million subscribers.  From April 1998 to September 1999 Mr. Mobley held senior management positions at At Entertainment, a leading Polish HFC cable TV operator with 1,000,000 subscribers.  Mr. Mobley has also held senior level management positions at Videotron, one of the first cable telephony operators in the world and Cox Communications, one of the leading cable TV, data and telephony multiple system operators.

Mr. Miller-Jones has been the Chief Financial Officer and Secretary of the Company since January 13, 2005.  From 1999 to 2005, Mr. Miller-Jones consulted for several private equity funds in connection with acquisitions of cable TV properties in Europe.  Mr. Miller-Jones held senior management positions with At Entertainment, where he served as the Chief Financial Officer from June 1998 to August 1999, United Pan-Europe Communications, where he served as the founding Finance Director from November 1995 to January 1998, and PolyGram, where he served as worldwide Treasurer and Head of Investor Relations from 1988 to October 1995.  Mr. Miller-Jones also serves as a non-executive director of Independent Minds Limited, an independent equity research boutique.

Mr. Silin has been General Director of CCTV since July 2001.  Mr. Silin served as Deputy General Director of CCTV from 2000 to July 2001, and as Deputy General Director of COMCOR from 1995 to 2000.  Mr. Silin has a Ph.D. in Radio Engineering and is the author of a number of published scientific studies.

Mr. Spassky joined the Company in 2004 as its Vice President in order to assist the Company in its capital raising and to provide additional control over and transparency of CCTV.  Following the successful raising of capital from Columbus Nova, Mr. Spassky refocused on new business development and is now in charge, among other duties, of new business initiatives and the implementation of the Sarbanes-Oxley 404 Compliance Project.  Prior to joining the Company, Mr. Spassky was a Vice President in the London office of Credit Suisse First Boston from 2000 to 2004, and from 1998 to 2000 he worked for Donaldson, Lufkin & Jenrette in their Moscow and London offices.

Forward-Looking Statements

This report contains "forward-looking statements", as the phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements may contain words such as “expects,” “anticipates,” “plans,” “believes,” “projects” and words of similar meaning.  These statements relate to our future business and financial performance, including CCTV's development, including its ability to attract new subscribers, to continue to expand its network, to achieve positive cash flow and our ability to raise funds for CCTV's development.  These statements are based on management's best assessment of the Company’s and CCTV's strategic and financial position and of future market conditions and trends and involve substantial risks and uncertainties.  The actual outcome may differ materially from these statements.  Certain factors that could cause actual results to differ materially from those discussed in any forward-looking statements, including lack of operating history of CCTV, liquidity difficulties, developments in the marketplace for cable services in Moscow, Russia, technological changes, operating in the Russian Federation, including general economic, political, social and tax conditions and legislative and regulatory matters affecting the cable industry, and changes in generally accepted accounting principles are described in the Company’s management discussion and analysis (“MD&A”) for the transition period ended December 31, 2004, Item 7, reference to which is hereby made, and the information therein is incorporated herein by reference.  There may be other risks that we have not described that may adversely affect our business and financial condition.  We disclaim any obligation to update developments of these risks or to announce publicly any revision to any of the forward-looking statements contained in this report, or to make corrections to reflect future events or developments.

Available Information

The Company files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the “Exchange Act”).  The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.  The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

The Company maintains an Internet website with the address of www.moscowcablecom.com.  Copies of the Company’s reports filed with, or furnished to, the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K and any amendments to such reports are available for viewing and copying at such internet website, free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to, the Securities and Exchange Commission.

ITEM 2.

PROPERTIES.

The Company’s principal executive offices are located in office space in New York, New York leased on a month-to-month basis.  The Company also leases office space in Windsor, Connecticut to support certain administrative activities.  The Company expects that the lease in New York will be terminated upon notice in 2005 and the lease in Windsor, Connecticut upon its expiry in February 2006.

Andersen Land Corp. (formerly JM Ney), a subsidiary of the Company, owns a 98,000 square foot facility located on 18.4 acres of land within an industrial park in Bloomfield, Connecticut, which, since March 22, 2002, has been leased to the buyer of JM Ney’s operating assets under terms of a lease which expires in March 2013, but for which the lessor has an option to renew for three additional years.  The building is subject to a mortgage loan for which monthly payments of $13,889 of principal plus interest are made until the maturity of the loan in June 2010.  At December 31, 2004, the balance of the mortgage loan was $1,750,000.

CCTV’s network is comprised of two physical components:

•

Coaxial cable (trunk and distribution cables) and equipment (mostly amplifiers and directional couplers/splitters).  Trunk cables and all equipment are located inside apartment buildings.  Typically, protected areas, such as attics and basements where unauthorized access is forbidden, are selected to house the equipment.  Trunk lines are completed as overhead cables between separate buildings or as cables laid in short service tunnels between buildings; and

•

Rack-mounted equipment for Internet access (such as routers, up-converters, switches, servers, etc.) located at the MFON’s primary nodes.

CCTV does not own any real estate properties.  To conduct its operations, CCTV currently leases approximately 1,424 square meters of office space in an office building owned by IAS pursuant to a lease that expires in May 2005 and which lease the Company expects will be extended upon its expiry.

ITEM 3.

LEGAL PROCEEDINGS.

Morton International, Inc. v. A.E. Staley Mfg. Co. et al. and Velsicol Chemical Corp. v. A.E. Staley Mfg. Co. et al.

As originally reported in the Company’s Form 10-K for the year ended February 28, 1997, in July 1996, two companion lawsuits were filed in the United States District Court for the District of New Jersey, by various owners and operators of the Ventron-Velsicol Superfund Site (the “Site”).  The lawsuits, which were subsequently consolidated, were filed under the Comprehensive Environmental Resource Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act, the New Jersey Spill Act and New Jersey common law, alleging that the defendants (over 100 companies, including the Company’s wholly-owned subsidiary, JM Ney, were generators of certain wastes allegedly processed at the Site.  The lawsuits seek recovery of costs incurred and a declaration of future liability for costs to be incurred by the owners and operators in studying and remediating the Site.

As further reported in the Company’s Form 10-Q for the period ended November 30, 2001, this case was dismissed without prejudice and the plaintiffs did not have the ability to reinstate their claims for a minimum of three years until October 2004.  Although this limitation on the plaintiffs’ ability to reinstate their claims has expired, the plaintiffs have not yet reinstated this case.  If the plaintiffs do reinstate the case, given the legal and factual issues that remain outstanding, the Company currently has no basis to ascertain the range of loss, should any occur, with respect to an outcome that may be considered unfavorable.  This contingent liability was not assumed by the buyer of JM Ney’s net assets.

Norman D. Mass and Lois Ravage Mass v. Amchem Products, Inc. et al. (New York State Supreme Court, County of New York, Index 101931-04), Loretta Brienza and Brent Brienza v. A.W. Chesterton Company et al. (New York State Supreme Court, County of New York, Index 104076-04), and Jay K. Fleckner v. Amchem Products, Inc. et al. (New York State Supreme Court, County of New York, Index 113970-04).

As originally reported in the Company’s Form 10-K for the year ended February 29, 2004, in March and April 2004, JM Ney, now known as Andersen Land Corp., was served with a summons and a complaint in the above-captioned Mass and Brienza matters in which it and in excess of one hundred (100) other parties were named as defendants in an asbestos-related civil action for negligence and product liability filed in the Supreme Court of New York for the County of New York (although the Brienza matter has been transferred to Nassau County) in which the plaintiffs claim damages from being exposed to asbestos and asbestos products alleged to have been manufactured or supplied by the defendants, including JM Ney’s former dental division.  In addition, in October 2004, Andersen Land Corp. also received a summons in which it and approximately 30 additional companies were named as defendants in an asbestos-related civil action for negligence and product liability filed in the Supreme Court of New York for the County of New York in which the plaintiff (Fleckner) claims damages from being exposed to asbestos and asbestos products alleged to have been manufactured or supplied by the defendants, including JM Ney’s former dental division.  The plaintiffs have not provided any specific allegations of facts as to which defendants may have manufactured or supplied asbestos and asbestos products which are alleged to have caused the injuries.

The Company believes that it has insurance that potentially covers these claims and has notified its insurance carriers to provide reimbursement of defense costs and liability, should any arise.  Based upon the answers to the interrogatories that have been supplied by the plaintiffs’ attorneys, it does not appear to the Company that JM Ney manufactured any products containing asbestos that are the subject of these matters.  As of this date, the Company has no basis to conclude that the litigation may be material to the Company’s financial condition or business.  The Company intends to vigorously defend the lawsuits.

ITEM 4.

 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 15, 2004, the Company held a Combined Annual and Special Meeting of Stockholders at which meeting the following proposals were voted on and approved by the stockholders:

	FOR	AGAINST	ABSTAIN
1. Approval of the issuance of Series B Preferred stock in connection with the financing transaction with Columbus Nova.	6,581,466	7,588	760

2. Approval of an amendment to the Moscow CableCom Corp. Certificate of Incorporation.	6,553,167	35,788	859

3. Approval of amendments to the Moscow CableCom Corp. 2003 Stock Option Plan.	6,546,692	42,239	883

4. Election of Directors of Moscow CableCom Corp. for the ensuing year and until their successors are elected and qualified.
	FOR	WITHHELD
Francis E. Baker	6,554,466	35,348
Oliver R. Grace, Jr.	6,554,466	35,348
Louis A. Lubrano	6,554,466	35,348
Valentin V. Lazutkin	6,554,466	35,348
Thomas McPartland	6,554,466	35,348
Sergey A. Mitrikov	6,554,466	35,348
James J. Pinto	6,554,466	35,348
Vladimir A. Serdyuk	6,554,466	35,348
Alexander P. Vladislavlev	6,554,466	35,348

In connection with the terms of the financing with Columbus Nova, effective January 13, 2004, Messrs. Baker, Lubrano, McPartland and Mitrikov resigned from the Company’s Board of Directors.  The Board has been expanded from nine to eleven members, and to fill five of the six vacancies created as a result of the resignations and the expansion of the Board, Andrew Intrater, Ivan Isakov, Jay Haft, Warren Mobley and David Van Valkenburg were appointed as members of the Board, with Mr. Intrater being named as the Board’s Chairman.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant’s Common Stock is traded on The NASDAQ Stock Market (“NASDAQ”) under the symbol MOCC.  Prior to February 26, 2004, its stock traded on NASDAQ under the symbol ANDR.

The approximate number of registered stockholders of the Registrant’s Common Stock on March 20, 2005 was 442.  The Company estimates that there were approximately additional 668 stockholders who held their shares in street name.  The Company’s high, low and closing sales prices for the Common Stock, for each quarterly period in TP04, FY04 and FY03 within the two most recent fiscal years, are included below.  The bid prices shown, which were supplied by the National Market System of the National Association of Securities Dealers, Inc, represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Ten-Month Period ended December 31, 2004	High	Low	Close
March-May, 2004	$11.99	$6.80	$7.40
June-August, 2004	$ 8.92	$6.51	$8.50
September-November, 2004	$ 9.75	$5.95	$6.39
December 2004	$ 9.35	$4.09	$8.50

Year ended February 29, 2004	High	Low	Close
March-May, 2003	$4.79	$3.26	$4.26
June-August, 2003	$7.50	$3.85	$5.50
September-November, 2003	$6.50	$4.41	$5.30
December 2003-February 2004	$9.35	$4.09	$8.50

Year ended February 28, 2003	High	Low	Close
March-May, 2002	$9.59	$7.22	$7.41
June-August, 2002	$8.28	$3.61	$4.50
September-November, 2002	$5.00	$2.36	$3.00
December 2002-February, 2003	$6.50	$2.01	$3.70

The Company has not paid dividends on its Common Stock since the fiscal year ended February 28, 1993 and it has no intention to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

In December 2004, the Company’s stockholders approved amendments to the Company’s 2003 Stock Option Plan under which the Company may now grant options to acquire up to a total of 1,700,000 shares of its Common Stock.  In addition, the Company has a 2003 Stock Plan, under which the Company may make awards of up to a total of 330,000 shares of its Common Stock.  These plans have been adopted to provide incentives to attract and retain officers, directors and key employees.  During the ten-month period ended December 31, 2004, a total of 59,433 shares of the Company’s Common Stock were issued pursuant to the 2003 Stock Plan and 95,000 options were issued pursuant to the 2003 Stock Option Plan.  The following table sets forth a description of our equity compensation plan as of December 31, 2004.  The outstanding stock options granted pursuant to a plan approved by security holders relate to options issued pursuant to the 2003 Stock Option Plan and a plan which expired during FY01 while the options granted pursuant to a plan not approved by security holders relate to options issued to a director during FY01 that were issued outside of a plan because the Company had no active approved plans in effect at that time.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	131,500	$ 6.31	1,834,567
Equity compensation plans not approved by security holders	20,000	$13.00	0
Total	151,500	$ 7.26	1,834,567

ITEM 6.

SELECTED FINANCIAL DATA.

The following table summarizes certain financial data with respect to the Company and is derived from the Consolidated Financial Statements of the Company contained in Item 8 herein and by Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 herein. Amounts below are in thousands of U.S. dollars, except per share data.

	Ten Months Ended December 31,		Fiscal Years Ended February 28/29
	2004	2003 (unaudited)	2004	2003	2002	2001	2000
Revenue	$ 6,132	-	-	-	-	-	-
Gross margin	949	-	-	-	-	-	-
Loss from continuing operations[1]	(5,151)	$(1,596)	$(2,158)	$(2,050)	$(1,700)	$(1,860)	$ (990)
Net (loss) income	(5,151)	(1,605)	(2,158)	(446)	528	(1,623)	(987)
(Loss) income applicable to common shareholders	(5,341)	(1,831)	(2,440)	(728)	242	(1,927)	(1,349)
Income (loss) from continuing operations per common share, basic and diluted	(0.62)	(0.87)	(1.12)	(1.11)	0.93	(1.06)	(0.70)
(Loss) income per common share, basic and diluted	(0.62)	(0.87)	(1.12)	(0.35)	0.12	(0.94)	(0.70)
Depreciation, amortization and interest accretion	1,806	202	243	293	1,581	1,589	1,466

Balance Sheet Data

	December 31,	February 28/29,
	2004	2004	2003	2002	2001	2000
Total assets	$51,764	$50,532	$19,045	$25,269	$33,076	$37,118
Total debt	6,969	3,539	2,081	4,959	13,247	15,056
Stockholders’ equity	33,096	37,422	13,102	13,751	13,448	15,262
Book value per common share	3.47	4.02	4.57	4.90	4.70	5.59

1 Losses from continuing operations exclude the results of operations of the Company’s Electronic segment as a result of its sale in March 2002.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

Overview

On February 24, 2004, the Company completed the acquisition of 100% of ZAO ComCor-TV (“CCTV”), a Russian company that delivers cable television, high-speed data transmission and Internet services to its customers in Moscow, Russia.  CCTV is an early-stage business that is currently expanding its hybrid-fiber coaxial network (the “HFC Network”) and increasing its customer base.  Prior to February 2004, the Company had an indirect equity interest in CCTV through its 25% equity interest in ABC Moscow Broadband Communication Ltd. (“MBC”), which in turn held 50% voting control over CCTV.  As an integral component of the acquisition of CCTV in February 2004, the Company also acquired the 75% of MBC that it did not previously own.  As a result of the Company’s acquisition of CCTV in February 2004, CCTV’s results of operations are now consolidated into the Company’s.  Accordingly, the current period information is not comparative with prior period information.  We have incorporated certain CCTV historical operating results and information in the discussion of our results of operations to assist in the analysis and evaluation of our results.

In January 2005, the Company closed on a $51 million debt and equity financing package with affiliates of Columbus Nova Capital (collectively, “Columbus Nova”).  As part of the debt and equity financing, we received $22.5 million, before taking into account transaction costs currently estimated to total $3.2 million to $3.5 million, in exchange for 4,500,000 shares of newly-authorized Series B Convertible Preferred Stock (“Series B Preferred Stock”) at a price of $5.00 per share, and we issued Columbus Nova five-year warrants to acquire 8,283,000 shares of Series B Preferred Stock at $5.00 per share. Our wholly-owned subsidiary, CCTV, also received $18.5 million of proceeds from a $28.5 million five-year Term Loan (“Term Loan”) with Columbus Nova.  As a result of this debt and equity financing package, Columbus Nova acquired approximately a 33.8% equity interest in the Company, or approximately a 59.2% equity interest on a fully diluted basis after considering the conversion of the Series B Preferred Stock and the exercise of the warrants to acquire 8,283,000 additional shares of Series B Preferred Stock.

The net proceeds from the Columbus Nova equity and debt financing are expected to provide us with the capital that we believe is needed to more aggressively build-out our HFC Network, expand sales and marketing programs and improve certain aspects of our administrative infrastructure. The transaction also involved the addition of new senior management and new members to our Board of Directors. Such changes are expected to have pronounced impacts on our future results of operations.  Accordingly, we do not believe that our results for the ten-month transition period ended December 31, 2004 are necessarily indicative of the results which we expect in 2005.  Although we are expecting further growth in revenues from increased numbers of subscribers for our Internet and cable television services, such growth is largely dependent upon our ability to continue to expand our HFC Network in Moscow and the degree of success in our efforts to attract and retain subscribers for these services.  In addition, competitive pressures in Moscow are expected to reduce average monthly tariff rates, particularly for subscribers for Internet services.  Our cost structure has been increased to accommodate planned growth, so, as a result, we do expect to incur higher levels of selling, general and administrative costs and interest expense in 2005.

In connection with the transaction with Columbus Nova, in the first quarter of 2005, we also expect to record a non-cash charge of an estimated $14,189,000 relating to the beneficial conversion feature of each of the Series B Preferred Stock and the warrants issued to Columbus Nova. The charge will reflect the difference between the conversion price and the market price for our Common Stock of $6.11 per share on the closing date.  We also expect to expense the in-the-money value of $1,289,000 of stock options granted to new management and consultants at closing over the three-year vesting periods of such options.  Such charge will be in addition to any expense we may be required to record to comply with the provision of SFAS 123R, “Share-Based Payment.”

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, investments, intangible assets including goodwill, income taxes, financing operations, retirement benefits, contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, involve the most significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Revenue is primarily derived from the sale of cable television and Internet services to subscribers.  All revenues are recorded (net of VAT) only when there is persuasive evidence of an arrangement, services have been delivered, the price is fixed or determinable and collection is reasonably assured.   Customer arrangements for cable television or Internet services typically include a connection fee, required equipment purchase or rental, as well as a monthly service fee.  The Company considers the various elements of these arrangements to be part of one bundled service offering to its customers.    In accordance with Securities and Exchange Commission’s Staff Accounting Bulletin 104, the Company defers connection fees, set-top box and modem sales and related costs, and recognizes them ratably over the estimated customer relationship period if the Company has demonstrated that the service offering to the customer will be profitable.  In the event that Company believes the customer service offering has not yet demonstrated profitability, the loss on the service arrangement with the customer is recognized immediately.  At present, the Company has determined that its Internet access services are profitable, but its delivery of cable television content has not yet demonstrated profitability.

Doubtful Accounts

The Company calculates allowances for doubtful accounts for estimated losses resulting from the inability of the Company to collect amounts due from its customers.  Management bases its estimates on historical write-off experience, aging of receivable balances and changes in customer payment terms.

Prepaid Pension Expense

The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pension Plans”, which provides for the delayed recognition of actuarial gains and losses that arise from differences between actual results of the plan from the actuarially calculated results based on several factors including employee mortality and turnover, investment return on plan assets and the discount rates used to record the present value of the obligations of the plan.  To the extent that unrecognized gains or losses exceed 10% of the greater of the plan’s projected benefit obligation or the market value of its assets, such excess is amortized over the estimated remaining service period of active employees.  However, as a result of the planned termination of substantially all U.S.-based employees, such excess unrecognized actuarial losses will instead be recognized over the estimated lives of all plan participants.  The Company considers and adjusts the various assumptions utilized in the calculations such as the discount rate, future compensation growth rate and the long-term rate of return on plan assets, as market conditions warrant.

Impairment of Long-Lived Assets

Long-lived assets such as property, plant, and equipment and acquisition-related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets the Company intends to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. The Company considers a number of factors when estimating expected future undiscounted cash flows, including forecasted revenues, expenses, changes in technology and industry conditions.  The Company periodically evaluates the useful lives of its property, plant, and equipment based on changes in technology, current business developments, and other industry conditions. It is reasonably possible that these assets could become impaired as a result of these factors.

Valuation of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company performs an impairment test of goodwill annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test requires the Company to estimate the fair value of our overall business enterprise. We believe a discounted cash flow (“DCF”) model is the best technique with which to estimate the fair value of our business enterprise.  The Company has determined that we have one reporting unit for purposes of testing goodwill and therefore, the DCF model is largely a function of the cash flows of the business enterprise.

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

RESULTS OF OPERATIONS

TEN MONTHS ENDED DECEMBER 31, 2004 VS. TEN MONTHS ENDED DECEMBER 31, 2003

In January 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from February 28/29 to December 31, effective December 31, 2004.  Accordingly, the Company is reporting its results of operations for the ten-month transition period ended December 31, 2004 (“TP04”) and is presenting this discussion and analysis of those results in comparison to the unaudited results of operations for the ten-month period ended December 31, 2003 (“TP03”).  Such unaudited comparative amounts have been prepared using accounting policies consistent with past and present practice.  In addition, the results for TP04 are not necessarily expected to be indicative to the results that may be reported in 2005 because of additional costs associated with the Columbus Nova financing, the effects of the new agreements with COMCOR and anticipated growth in the Company’s scope of operations from the deployment of funds received in the Columbus Nova financing.

For TP04, the Company reported net loss applicable to common shareholders of $5,341,000, or $0.62 per share, basic and diluted, as compared to a loss (unaudited) of $1,831,000 or $0.87 per share for TP03.   The results are not comparable, as the results for TP04 reflect the full consolidation of CCTV’s results of operations for the year ended December 31, 2004 with an add back of losses attributable to that portion of CCTV’s results for which the Company did not have an equity interest prior to the acquisition date, while the results for TP03 included just the Company’s indirect 12.5% interest in CCTV’s results arising from the Company’s use of the equity method of accounting for its investment in MBC, which in turn recorded its 50% equity in CCTV’s losses.  The inclusion of twelve months of CCTV’s results in TP04 has been made to allow the Company to transition from reporting CCTV’s and MBC’s results of operations and financial condition on a two-month lag basis to a simultaneous basis as part of the Company’s change in fiscal years.  In addition to CCTV’s operating progress, the effects of purchase accounting have generally resulted in lower amounts of depreciation and amortization in TP04 than had been reported by CCTV for 2003 due to the fact that the carrying value of CCTV’s assets was reduced based on the allocation of the purchase price to their fair values at the date of acquisition in February 2004.  The per share results in TP04 reflect the increase in the Company’s weighted average outstanding shares, primarily as the result of the shares of Common Stock issued in February and September 2004 in connection with the acquisitions of CCTV and MBC.

To assist in the analysis of the Company’s results of operations, those portions of the Company’s results for TP04 which relate to CCTV’s results for the year ended December 31, 2004 will be compared to the results CCTV reported for the year ended December 31, 2003.  CCTV’s losses for the two-month period prior to the acquisition have been added back in the Company’s consolidated results in TP04 to the extent that the Company did not have an equity interest in such results prior to the acquisition of CCTV.  The following table presents the Company’s consolidated revenue and cost of sales for TP04 as compared with those of CCTV (unaudited) for the year ended December 31, 2003 (dollars in thousands):

	TP04	2003 (unaudited)	Change
Television services	$1,698	$ 822	106.6%
Internet access services	3,876	1,804	114.9%
Connection fees and equipment sales	178	421	(57.8%)

	5,752	3,047	88.8%
Other revenue	380	599	(36.6%)

Total revenue	6,132	3,646	68.2%
Cost of sales	5,183	5,000	3.7%

Gross margin (deficit)	$ 949	$(1,354)	-

Subscription Revenue, Connection Fees and Equipment Sales

Television revenues increased as the number of active subscribers for terrestrial broadcasting television services increased to 65,451 as of December 31, 2004, which is an increase of 20.9% from the 54,851 subscribers reported as of December 31, 2003.   In addition, active subscribers of premium television services increased 90.4% from 3,817 at December 31, 2003 to 5,662 at December 31, 2004.  Average revenue per active subscriber (“ARPU”) increased from $0.95 per month for terrestrial service customers in 2003 to $1.41 per month in 2004 due to tariff increases implemented in the first quarter of 2004.  ARPU for premium television services increased from $8.11 per month in 2003 to $10.13 in 2004 partly as a result of increased revenue from the introduction of additional premium television content through CCTV’s agreement with NTV+.

Internet access service revenue increased due to increases in the number of subscribers for these services and to higher ARPU levels.  At December 31, 2004, there were 16,063 active subscribers for Internet access services, which is an increase of 101.3% from the 7,980 active subscribers reported a year earlier.  Penetration of Internet services was approximately 8.1% of the 198,479 homes passed at December 31, 2004, as compared to penetration of 5.2% of the 154,786 homes passed December 31, 2003.  ARPU levels in 2004 for Internet services were $29.39 per month as compared to $27.17 per month in 2003 due to the mix of services subscribed for and increased usage charges.

The subscriber growth was accomplished from sales in areas of Moscow that were newly accessed since December 31, 2003 and from increased market penetration in areas to which the Company had previously accessed.  At December 31, 2004, the Company had penetration for its active terrestrial and premium television services of 33.0% and 3.7%, respectively, as compared to penetration of 35.0% and 2.0%, respectively, at December 31, 2003.  At December 31, 2004, the number of homes passed increased to 198,479, which is a 28.2% increase as compared to the 154,786 homes passed as of December 31, 2003.

Connection fees and equipment sales, which are reported net of amounts deferred and to be recognized in future periods over the estimated customer relationship periods, declined from $421,000 for the year ended December 31, 2003 to $178,000 for the year ended December 31, 2004.  CCTV has generally lowered the amounts it charges for subscriber equipment as part of its marketing approach to increase market penetration levels.

Other revenue

For TP04, the Company recorded $380,000 of other revenue from CCTV’s operations for the year ended December 31, 2004.  These represent a decrease of 36.6% from the $599,000 of other revenues reported by CCTV for the year ended December 31, 2003.  During the first and second calendar quarters of TP04, the Company recorded approximately $135,000 of revenue from COMCOR relating to CCTV’s participation as a subcontractor in a City of Moscow build-out program in the Zelenograd region, while in the fourth quarter of 2003, CCTV recorded $414,000 of such revenues.

Cost of sales

Cost of sales for TP04 totaled $5,183,000 or 84.5% of total revenue to produce gross margin of $949,000.  As previously noted, the Company did not consolidate CCTV’s results of operations in the prior year, but CCTV did report cost of sales of $5,000,000 for the year ended December 31, 2003, or 137.1% of revenues to produce a gross margin deficit of ($1,354,000).  The 2004 expenses include approximately $1,451,000 of depreciation of assets and amortization of intangible assets as compared to $1,879,000 for 2003.  Excluding depreciation and amortization, cost of sales for 2004 totaled $3,732,000 as compared to $3,121,000 in 2003, which represents an increase of 19.6%.  All other components increased primarily due to expanded activities which resulted in higher wages and secondary node costs.  At December 31, 2004, CCTV was leasing 256 of COMCOR’s secondary nodes which is a 12.8% increase from the 227 secondary nodes which were being leased as of December 31, 2003.  In 2005, the monthly cost of each secondary node will increase from $350 to between $435 and $750 based on the number of homes that are connected to each node, an installation charge for new nodes will be implemented and a three-month grace period from installation will be eliminated pursuant to the terms of new agreements with COMCOR.  In addition, the Company will benefit from significantly reduced traffic charges for its Internet services under the new agreements.  Equipment costs for subscriber set top boxes and cable modems were lower due to costs that have been deferred and will be recognized over the estimated customer relationship periods.  In addition, the nonrecurrence of costs relating to the Zelenograd construction project also led to lower costs of sales.

Operating expenses

Operating expenses totaled $6,826,000 for the ten months ended December 31, 2004.  These amounts are not readily comparable to the prior year’s comparable ten-month period because of the acquisitions of CCTV and MBC.  Corporate-level expenses during the ten months ended December 31, 2004 totaled $2,580,000, which represents an increase of $263,000, or 11.4%, from the prior year costs which totaled $2,317,000.  Grants of shares of Common Stock to certain officers and directors contributed to the increased cost levels.

CCTV reported $4,246,000 of operating expenses for the year ended December 31, 2004 which represents an increase of 33.6% over the amount reported by CCTV for the comparable period in the prior year.  Increased salaries, professional fees and costs associated with a TV guide designed to better market the Company’s premium television services, accounted for the increase in costs.

Equity in losses of IAS

For TP04, the Company recorded an expense of $347,000 as its 43.5% equity in IAS’s losses of $798,000 for the year ended December 31, 2004.  In the prior year, the Company did not consolidate CCTV’s results of operations, but CCTV did record equity losses of $345,000 relating to its 41.7% equity interest in IAS’s losses for the year ended December 31, 2003 which totaled $826,000.  In 2003, MBC owned only 1.8% of IAS and did not utilize equity accounting.  IAS losses for 2004 decreased primarily due to lower operating costs which were offset by increased costs of sales and by $207,000 of interest expense on a bank loan which was repaid in the fourth quarter of 2004, and increased personnel costs.

Investment income and other income

For TP04, investment income and other income totaled $677,000 as compared to $1,399,000 in the comparable ten-month period in the prior year.  Significant components of investment income and other income are as follows (in thousands):

Ten Months ended December 31,
	2004	2003 (unaudited)
Net gains from domestic trading portfolio	$216	$ 981
Rental income	259	259
Interest and dividends	35	45
Ultrasonic royalties	45	54
Change in deferred compensation accounts	(16)	49
Precious metal recovery and other	138	11
Total	$677	$1,399

Net gains from the Company’s trading portfolio reflect the net appreciation of the portfolio during the period.  At December 31, 2004, the Company had sold its entire trading portfolio of common stock.  The recovery of the value of precious metals relates to nonrecurring amounts realized from outside refiners which the Company’s former Electronics segment had used to process its precious metal scrap.

Interest expense

For TP04, interest expense totaled $317,000, which represents an increase of 55.4% from the $204,000 of interest recorded during TP04.   Interest on a $4 million bridge loan from Columbus Nova which was repaid in January 2005, and ten months of interest on a mortgage in TP04, as compared to six months of such interest in TP03 added to interest expense; while annual principal repayments on the Company’s 10 ½% Subordinated Debentures served to reduce a component of interest costs.

Income tax benefit

The estimated effective tax benefit rates of 2.9% and 3.4% for TP04 and TP03, respectively, primarily reflect the valuation allowance established relating to the uncertainties with respect to the Company’s ability to benefit from net operating losses or from current activity that will affect future periods for tax reporting purposes.

Losses of subsidiaries prior to consolidation

For TP04, the Company has added back the net losses of CCTV and MBC to the extent that it did not have a direct or indirect equity interest in these entities from January 1, 2004 to the date of their acquisition, February 24, 2004.

Preferred dividends

Preferred dividends during TP04 totaled $190,000 as compared to $235,000 of dividends for TP03.   The reduction reflects the effects of the redemption and conversion of a total of 37,862 shares of Series A Preferred Stock during TP04.

FISCAL YEAR ENDED FEBRUARY 29, 2004 VS. FISCAL YEAR ENDED FEBRUARY 28, 2003

During the fiscal year ended February 29, 2004 (“FY04”), the Company incurred a net loss applicable to common shareholders of $2,440,000 or $1.12 per share, basic and diluted, as compared to a net loss for the fiscal year ended February 28, 2003 (“FY03”) of $728,000, or $0.35 per share basic and diluted.  The FY03 results were comprised of income from discontinued operations and a gain on sale of discontinued operations of $132,000 and $1,472,000, respectively, and loss from continuing operations applicable to common shareholders of $2,332,000 or $1.11 per share.

General and Administrative Expenses

General and administrative expenses totaled $2,956,000 during FY04, which was an increase of $425,000 or 16.8% over the prior fiscal year.  Lower pension income from the Company’s defined benefit pension plan ($163,000 in FY04 as compared to $265,000 in FY03), the absence of the prior year gain of $142,000 from the settlement of post-retirement health obligations, increased deferred compensation expense relating to the investment performance within trusts held for two executives, and the increased non-cash compensation from the issuance of shares of Common Stock to officers and directors, all contributed to the increase in these costs.

Interest Expense

Interest expense totaled $245,000 during FY04, which was a decrease of $11,000 or 43% from the prior fiscal year.   Lower outstanding balances on the Company’s 10.5% subordinated debenture notes due to $431,000 of principal payments, contributed to the decline, which was partially offset by interest expense on a $2 million mortgage loan which was entered into in June 2003.

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

Equity in Losses of Moscow Broadband Ltd.

During FY04, the Company reported $643,000 as its equity in MBC losses for the year ended December 31, 2003, as compared to an equity in MBC’s losses of $712,000 for FY03.  These results reflect the Company’s 25% equity ownership in MBC prior to the acquisition in February 2004 of the remaining 75% not previously owned by the Company.  MBC’s results of operations for the years ended December 31, 2003 and 2002, and the Company’s equity interest therein are summarized as follows (in thousands):

	FY04	FY03
Interest income	$ 17	$ 68
Administrative expenses	(316)	(487)

Net loss before equity in losses of CCTV	(299)	(419)
Equity in losses of CCTV	(2,272)	(2,429)

Net loss	$ (2,571)	$ (2,848)

The Company’s 25% equity interest	$ (643)	$ (712)

MBC’s interest income was lower in FY04 than in FY03 due to lower cash balances from having invested cash into CCTV during 2002 and to funds being used to meet administrative costs.  Its operating expenses were lower due to reduced professional and consulting costs.

MBC’s results of operations for each of FY04 and FY03 included its 50% equity interest in the losses of CCTV.  CCTV’s summarized results of operations for the years ended December 31, 2003 and 2002 are as follows (in thousands):

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

CCTV’s Revenues

CCTV’s subscription revenues during FY04 increased by 92.4% from FY03 levels as a result of increases in subscribers from marketing new homes that were newly accessed during FY04 through the continued build-out of its HFC Network and to further market penetration to homes and businesses previously accessed.  During FY04, CCTV increased its HFC Network from 107,491 as of December 31, 2002 to 154,786 at December 31, 2003, which is an increase of 44.0%.

CCTV’s subscription fee revenue from its terrestrial and cable television services increased 60.7% from $511,000 during FY03 to $822,000 during FY04.  This revenue growth was generated by a 34.0% increase in the number of reported subscribers for its terrestrial broadcasting services, from 42,101 at December 31, 2002 to 56,395 at December 31, 2003, and from a 69.8% increase in the number of reported subscribers for its premium cable television services, from 3,052 at December 31, 2002 to 5,181 at December 31, 2003.  The number of reported subscribers does not represent the number of subscribers which are actively receiving and paying CCTV for such services.  During 2003, an average of 4.2% of the reported number of terrestrial subscribers and 29.1% of premium cable television subscribers were inactive.

CCTV’s subscription revenue from its Internet access services during 2003 totaled $1,804,000, which represents a 111.4% increase from the $853,000 of such revenues recorded during 2002.  This revenue growth was generated through an increase of Internet subscribers from 4,869 as of December 31, 2002 to 10,015 as of December 31, 2003.  During 2003, an average of 21.1% of Internet subscribers were inactive.  Monthly ARPU during FY04 was approximately $21.26 per average active Internet subscriber.

CCTV’s connection fees, equipment sales and other revenue during FY04 totaled $1,349,000, which represents an increase of 134.2% from the $576,000 of such revenue recorded during FY03.  Approximately, $875,000 of the FY04 amount related to revenues from installation charges and sales of set top boxes and cable modems, as compared to $506,000 of such revenue for FY03.  The 72.9% increase is the result of an increase in the number of new subscribers, particularly for CCTV’s premium cable television and Internet access service.  In addition, during FY04, CCTV recognized $414,000 of revenue with a related gross margin of approximately 60% for service it provided as a subcontractor of COMCOR in a City of Moscow program for the build-out of approximately 10,000 homes in the Zelenograd region of Moscow.  CCTV anticipates, but is not assured of, eventually being awarded the opportunity to sell to and provide on-going cable-based services to these homes in this region.

CCTV’S Cost of Sales

CCTV’s cost of sales during FY04 and FY03 were comprised as follows (in thousands):

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

Equipment cost of sales grew due to increasing levels of sales of equipment due to higher subscriber growth for CCTV’s premium services and also to the Zelenograd build-out project in which CCTV was a participant.

CCTV’s Operating Expenses

CCTV’s operating expenses increased 10.3% from the FY03 total of $2,870,000 to a total of $3,166,000 during FY04.  The expenses incurred in 2003 were 86.8% of sales as compared to the FY03 expense level which were equal to 147.9% of sales.  Increases in advertising and marketing costs, property taxes, professional fees, and wages and benefits all contributed to the overall increase in the customer base and growth in the business.

CCTV’s Equity in Losses of IAS

During 2003, CCTV recorded its equity in IAS’s losses for the entire year as compared to just five months of such equity in losses during 2002, which accounted for a substantial portion of the increase from $95,000 in FY03 to $345,000 for FY04.  For the year ended December 31, 2003, IAS incurred a net loss of $826,000 as compared to a loss of $538,000 for the year ended December 31, 2002.  During 2003, IAS incurred $211,000 of foreign currency translation losses and in 2002 it recorded dividends and gains totaling $145,000 from the sale of an investment.

Income Taxes

An income tax benefit of $57,000 was recorded in FY04, which represents an effective tax rate of 2.6%, as compared to an income tax benefit from continuing operations of $535,000 in FY03, which represents an effective tax rate of 20.7%.  The current year benefit reflects limitations of the Company’s ability to carry back operating losses and the provision for valuation allowances relating to the Company’s ability to realize benefits from its corporate-level losses and its equity in the losses of MBC.

Preferred Dividends

Dividends on the Company’s Series A Preferred Stock, which are paid at the annual rate of $1.50 per outstanding share, totaled $282,000 in each of FY04 and FY03, as there were no changes in the number of outstanding shares of Series A Preferred Stock during these periods.

FISCAL YEAR ENDED FEBRUARY 28, 2003 VS. FISCAL YEAR ENDED FEBRUARY 28, 2002

During FY03, the Company reported a net loss applicable to common shareholders of $728,000, or $0.35 per share, basic and diluted, as compared to net income applicable to common shareholders of $242,000, or $0.12 per share, basic and diluted, reported for the fiscal year ended February 28, 2002 (“FY02”).  The results of FY03 were comprised of a net loss from continuing operations of $2,332,000 or $1.11 per share, basic and diluted; a gain from the sale of JM Ney’s discontinued operations of $1,472,000, or $0.70 per share, basic and diluted and income from JM Ney’s discontinued operations of $132,000, or $0.06 per share, basic and diluted.  For FY02, the Company’s reported totals were comprised of a loss from continuing operation of $1,939,000, or $0.93 per share, basic and diluted; income from discontinued operations of $2,228,000, or $1.07 per share, basic and diluted; and a cumulative effect type accounting loss of $47,000 or $0.22 per share, basic and diluted, which relates to losses on derivative securities.

General and Administrative Expenses

General and administrative expenses from continuing operations of $2,531,000 during FY03 represented an increase of 29.4% from the $1,956,000 of these expenses incurred during FY02.  Increased legal and consulting costs associated with the Company’s proposed acquisition of CCTV contributed to the increase in these expenses and were partially offset by $265,000 of actuarially determined pension income from the Company’s defined benefit pension plan, which in prior fiscal years had been accounted for within the operations of JM Ney, and a gain of $142,000 from the settlement of post-retirement health obligations.

Interest Expense

Interest expense from continuing operations during FY03 of $256,000 represented a decrease of 31.6% from the $374,000 of interest expense incurred during FY02.  The decrease was lower average outstanding debt primarily as the result of $503,000 in principal payments of the Company’s 10.5% subordinated notes.

Investment Income and Other Income
Investment income and other income for FY03 and FY02 were comprised as follows (in thousands):

	FY03	FY02
Rental income	$ 291	$ 272
Net gain from domestic trading portfolio	536	172
Net loss from Eastern European trading portfolio	-	(34)
Ultrasonic royalty revenue	51	210
Interest and dividends	131	34
Other, net	(95)	(64)
	$ 914	$ 590

Rental income during FY03 was earned from the lease of JM Ney’s real estate to the purchaser of its net operating assets pursuant to an eight-year lease of this property which was entered into in connection with the JM Ney asset sale.  Rental income during FY02 was earned from the rental of office space in the Company’s office building which the Company sold in December 2001.

Gains from the Company’s domestic trading portfolio increased by 211.6% in FY03 primarily as a result of both realized and unrealized gains from new investments in savings banks made during FY03.  Ultrasonic royalty revenue decreased by 75.7% in FY03 due to the buyer of the Company’s former Ultrasonics segment having experienced lower levels of sales of products incorporating the technology which the Company sold in FY98.

Interest and dividend income increased in FY03 primarily from the investment into short-term deposits and money market funds of the portion of the $9.2 million of   proceeds received from the sale of JM Ney’s operating assets remaining after paying the liabilities not assumed by the buyer.

Other investment income (losses) primarily comprise the investment results of retirement trust accounts established for two executives for which there is an equal and offsetting affect on general and administrative expense. During FY03, these accounts declined in value as a result of the investment performance of the trusts.

Equity in Loss of Moscow Broadband Communication Ltd.

During FY03, the Company reported $712,000 as its equity in MBC’s losses for the year ended December 31, 2002, as compared to an equity loss of $671,000 for FY02 which represents the Company’s 25% equity in MBC’s losses for the year ended December 31, 2001.  MBC’s results of operations for FY03 and FY02 and the Company’s equity interest therein are summarized as follows (in thousands):

	FY03	FY02
Interest income	$ 68	$ 311
Administrative expenses	487	1,144

Net loss before equity in losses of CCTV	(419)	(833)
Equity in losses of CCTV	(2,429)	(1,852)

Net loss	$ (2,848)	$ (2,685)

Company’s 25% equity interest	$ (712)	$ (671)

MBC’s interest income was lower in FY03 than FY02’s due to lower cash balances and lower short-term interest rates.  Administrative expenses were lower in FY03 than in FY02 because the Company did not allocate any administrative expenses to MBC in FY03, as most of the Company’s activities relating to MBC and CCTV centered around the Company’s plan to acquire both CCTV and MBC.  MBC incurred lower legal costs and consulting costs, as the activities in generating these costs were curtailed.

MBC’s results of operations include its 50% equity in the losses of CCTV.  CCTV’s summarized results of operations for the FY03 and FY02 are as follows:

	FY03	FY02
Revenues	$ 1,941	$ 1,200
Cost of revenues	$ (4,031)	$ (3,099)
Loss from operations	$ (4,960)	$ (5,101)
Net loss	$ (4,858)	$ (3,704)

MBC’s 50% equity interest	$ (2,429)	$ (1,852)

During FY03, CCTV’s television subscribers total increased 74.6% from 24,111 to 42,101, and its Internet customer base increased 141.3% from 2,018 to 4,869.  As a result, CCTV experienced revenue growth of 61.8%.  However, increased depreciation relating to certain of the assets contributed to CCTV by COMCOR during FY03, and charges from COMCOR for the lease of secondary nodes resulted in higher costs of sales and operating expenses which prevented any significant improvement in CCTV’s operating results.  In FY02, CCTV benefited from a larger income tax benefit, so its 2002 net loss was larger than the prior year’s loss.

Income Taxes

An income tax benefit relating to continuing operations of $535,000 was recorded in FY03 which represents an effective tax rate of 20.7%, as compared to an income tax benefit relating to continuing operations of $955,000 in FY02, which represents an effective tax rate of 36.6%.  The loss of certain state tax credits contributed to the lower effective tax benefit rate in FY03.

Income From Discontinued Operations

During FY03, JM Ney’s operations produced an after tax profit of $132,000, as compared to its net income from these operations of $2,228,000, in FY02.  The results are not comparable because the Company operated JM Ney for less than one month during FY03 prior to its sale.  JM Ney’s results of operations for FY03 and FY02 are summarized as follows (in thousands):

	FY03	FY02
Sales and revenue	$ 1,298	$ 27,894
Cost of sales	(744)	(18,690)
Operating expenses	(333)	(4,884)
Interest expense	(9)	(726)
Income tax expense	(80)	(1,366)
Net income	$ 132	$ 2,228

Preferred Dividends

Preferred dividends totaled $282,000 during FY03, as compared to $286,000 during FY02.  Conversions of Series A Preferred Stock into Common Stock during FY02 led to the decrease.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, consolidated cash totaled $1,817,000, as compared to $3,240,000 at February 29, 2004.  During TP04, the Company used $3,616,000 of cash in its operating activities as cash operating losses totaled $3,664,000 and changes in operating assets provided a net of $48,000.  Within these changes of operating assets was a $1,822,000 increase in accounts payable, much of which is attributable to amounts due to COMCOR, the payment of which had been deferred in accordance with the terms of earlier agreements.  The new agreements with COMCOR resulted in the payment of all deferred amounts in March 2005 and requires that all future charges for services from COMCOR be paid currently as invoiced.  An increase in deferred costs relating to subscriber equipment and installation costs contributed to an increase of $2,450,000 in prepaid expenses and other assets.

The Company used $887,000 of cash in investing activities.  Net proceeds from the Company’s investment trading activities were more than offset by capital expenditures, primarily relating to the expansion of CCTV’s HFC Network which increased from 154,876 homes passed as of December 31, 2003 to 198,479 homes passed at December 31, 2004, with an additional approximately 32,000 homes which were substantially constructed but not yet connected and put into service.

Financing activities provided $3,080,000 as a result of the $4 million of proceeds from the Columbus Nova bridge loan, less principal payments on a mortgage loan and the Company’s 10 ½% Subordinated Debentures and amounts expended to redeem a portion of the Company’s Series A Preferred Stock and the payment of preferred dividends.

On January 13, 2005, the Company and CCTV collectively received $41 million of a $51 million equity and debt financing package from Columbus Nova, before costs and fees currently estimated at $3.2 to $3.5 million associated with the equity portion of the transaction are considered.  In addition, $4 million was used to repay a bridge loan extended by Columbus Nova in connection with the overall financing package, and fees of the debt portion of the transaction totaling approximately $612,000 were also paid.  The bridge loan allowed CCTV to make and commit to capital expenditures for the expansion of its HFC Network for the delivery of television and Internet access services in Moscow which it expects will result in an increase in the number of its homes passed network in the second quarter of 2005.  The Company expects that the remaining proceeds from the financing, including an additional $10 million that may be received pursuant to the $28.5 million Term Loan within the next two years if the requirements described below are met, will be used to further expand CCTV’s existing HFC Network of 198,479 homes, to pay for the expected net increase in charges from COMCOR as a result of anticipated expansion of the HFC Network and cost increases and reductions in the terms of new agreements with COMCOR, to improve the Company’s administrative and operating infrastructure, including the cost of additional executives and consultants who have been retained by the Company in connection with the Columbus Nova financing, and to meet debt service and the dividend requirements on the Company’s Series A Preferred Stock.

There can be no assurances that the proceeds received and which may be received from Columbus Nova will be sufficient to adequately build out CCTV’s HFC Network to enable CCTV to attract a sufficient number of subscribers who elect to take up CCTV’s cable-based services, or if the build-out of the homes passed network does progress, that CCTV can attract a sufficient number of subscriber services to be taken to generate the revenues that will be needed to achieve profitability.  However, the Company does not expect to require additional funds outside of the Columbus Nova financing for the next two years, although there can also be no assurances that CCTV will meet the 500,000 homes passed requirement to enable it to draw the final $10 million of the Term Loan.  If CCTV is not able to obtain the final $10 million from the Term Loan, it may require additional financing to enable it to continue to expand its network and services, and there can be no assurances with respect to the Company’s ability to attract additional financing or of the terms of any such financing it may obtain in such circumstances.

The $18.5 million drawdown on the Term Loan bears interest at the annual rate of 12% which will increase our costs from historical levels.  The Company has the option to pay the interest quarterly, or to roll interest into the principal of the Term Loan at which time, such capitalized interest will also accrue interest expense.  If the Company elects to pay the interest currently as it comes due, such use of cash may restrict its ability to fully implement the business expansion plans for CCTV in Moscow.  If the interest is capitalized into the principal of the Term Loan, the compound growth in the expense and the liability could hamper the Company’s ability to attract additional future financing or to justify meaningful value for the Company’s equity securities.

The Term Loan also involved pledges of substantially all of the Company’s and CCTV’s assets, including but not limited to fixed assets, securities, the shares of all significant subsidiaries and all future revenue. The Company and CCTV also committed to compensate Columbus Nova for any currency transaction losses and expenses that may be incurred in connection with any breach of the provision of the agreements.

As of December 31, 2004, the Company does not expect to have to make any contributions to fund the obligations of its defined benefit pension plan.  At December 31, 2004, the recorded value of the prepaid expense relating to this plan was $4,927,000, which represents an increase of $173,000 over the prior year’s amount.  Under the actuarial calculations, the plan is overfunded by $1,388,000, a decrease of $951,000 from the prior year.  In accordance with SFAS 87, the Company has not recognized net actuarial losses totaling $3,539,000.  Such losses have arisen primarily from reductions in the actuarially assumed discount rate to value the plan’s obligations.

The following table presents the Company’s contractual obligations as of December 31, 2004 (in thousands):

Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$ 6,969	$ 4,598	$ 1,121	$ 333	$ 917
Operating leases	215	211	4	-	-
Total contractual cash obligations	$ 7,184	$ 4,809	$ 1,125	$ 333	$ 917

These obligations exclude the effects of the increased obligation relating to the $18.5 million draw down on the Term Loan which occurred in January 2005.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB Opinion No. 25 and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123R on July 1, 2005.

SFAS 123R permits public companies to adopt its requirements using one of two methods:

1.

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

2.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not yet determined the method it plans to adopt.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 15 to our consolidated financial statements “Stock Option Plans”.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not expected to have a material impact on our reported net operating cash flows or our net financing cash flows in periods after adoption.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates and from factors that impact equity and operational investments in Russia.

Foreign Investment Risk

Since the Company’s wholly-owned subsidiary, CCTV, operates in Russia, the Company is subject to the economic and political risks associated with operating in Russia.  In addition, fluctuations in the value of the Russian ruble may affect the reporting of the Company’s results of operation and financial condition in terms of U.S. dollars.  The Company’s current pricing strategies involve monthly tariffs that are closely tied to the value of the U.S. dollar but still paid in Russian rubles.  This could result in fluctuations in revenues that are not met equally or proportionally with changes in the Company’s expenses.  Furthermore, beginning in 2005, certain of the Company’s expenses are Euro-based, and the Company bears the risk of fluctuations in the U.S. dollar-Euro exchange rate.  The Company has not entered into any derivative instruments to hedge its Russian ruble or Euro currency risks.  Operating CCTV also involves the risk of CCTV’s ability to increase its revenues through the addition of subscribers for its cable television, high-speed data transmission and Internet services. The subscriber growth is largely dependent upon CCTV’s ability to build-out its HFC Network from the MFON which it leases from COMCOR, which is largely dependent upon it receiving a sufficient amount of capital to pay for the equipment and construction costs.

Interest Rate Risk

At December 31, 2004, the Company had a mortgage loan payable with a remaining principal balance of $1,750,000 which bore interest at the rate of 3.284%, which was based on the LIBOR rate in effect at the origination of the loan.  In the future, the interest rate will fluctuate with any changes in the LIBOR rate. The Company estimates that a 1% change in the interest rate at the next interest re-set in August 2005 would increase the interest expense for 2005 by approximately $5,400.

FACTORS AFFECTING FUTURE FINANCIAL RESULTS

This Transition Report on Form 10-K, the Company’s Annual Report to Shareholders, any Form 10-Q or Form 8-K or any other written or oral statements made by or on the Company’s behalf may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.  The forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or anticipated results.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Following the acquisition of 100% of CCTV in February 2004, substantially all of the value of the Company’s net assets and results of operations are dependant on CCTV’s financial condition and results of operations. Accordingly, the following discussion relates primarily to the risks and uncertainties that affect CCTV. The following factors could cause the Company’s actual results to differ materially from anticipated results:

The Company may experience liquidity difficulties. Although the Company and CCTV received a total of $41 million in January 2005, prior to the effects of transaction costs and the repayment of the bridge loan from Columbus Nova, such cash resources may prove inadequate as CCTV accelerates the build-out of its HFC Network throughout Moscow and other capital expenditure commitments are made.  In addition, the agreements with COMCOR which were ratified by the Company’s Board in March 2005 resulted in a payment to COMCOR of more than $1.5 million and will cause CCTV to make larger monthly cash payments for services from COMCOR than had previously been made.  Also, the addition of new management has increased the Company’s cost structure, as will planned improvements in certain administrative and operational areas and expansion of sales and marketing costs.  No assurance can be given as to the adequacy of the proceeds from the Columbus Nova financing or to the benefits to be derived there from.  As a result, although not expected in 2005, the Company and CCTV could be exposed to future liquidity difficulties.  CCTV’s revenues are not yet sufficient to meet its cash operating expenses, and the Company requires continued access to a portion of the funds received from Columbus Nova to meet its operating expense and other cash obligations.  If the Company or CCTV is exposed to liquidity difficulties there is no assurance that additional financing could be obtained on favorable terms.

Risks Related to Columbus Nova’s Ownership Interest in the Company

Columbus Nova has an equity interest in the Company of approximately 33.8% and it has a warrant to purchase additional shares of stock which could increase its equity ownership in the Company to approximately 59.2%. Columbus Nova has selected five of the directors on our ten person Board of Directors, it has the right to select an additional director and it appointed the new management which has joined the Company.  In addition, we are indebted to Columbus Nova in an amount of $18.5 million and may become indebted for an additional $10 million. This indebtedness is likely to grow if quarterly interest charges are not paid and are compounded into the principal balance of the borrowing. Therefore, any future transactions between us and Columbus Nova may not be at arm’s length.  Also, the new management and the new Board of Directors may manage and direct the management of our business in a manner different than the manner in which the former senior management and Board of Directors managed and directed the Company’s business.  These factors could lead to conflicts of interest between Columbus Nova and our other stockholders and other actions that could adversely affect the interests of such other stockholders.

Risks Related to the Operation of CCTV

Because CCTV has had a limited operating history, its future performance is difficult to predict.  CCTV’s business strategy has been implemented recently and although it has experienced relatively strong growth in revenues, to date CCTV’s revenue growth has not been adequate to have it reach profitability or achieve positive cash flow from operations.  The growth of CCTV depends on the appeal of the services it provides to Russian consumers. CCTV’s ability to establish itself in the Russian market will be affected by several factors, including the ability of CCTV to continue and expand its growth rates in an increasingly competitive market. There is no assurance that CCTV will be successful in effectively implementing its business strategy and, because CCTV has had a limited operating history, investors have limited basis upon which to form an evaluation of the prospects for performance and an investment in the Company’s Common Stock.

The Company cannot assure that a market for CCTV’s future services will develop or that CCTV can satisfy subscriber expectations.
CCTV currently offers its subscribers a number of value-added services, such as high-speed Internet access and cable television.  It may also develop plans to offer IP-based telephony and web hosting services. CCTV may not be successful in creating or competing in a market for these value-added services. In particular, the Company cannot be assured that CCTV can:

•

enhance its current services;

•

develop new services that meet changing subscriber needs;

•

generate significant demand for its new services through successful advertising and marketing initiatives;

•

satisfy subscriber expectations with respect to value-added services;

•

provide its new services in a profitable manner; and

•

continue to offer value-added services in the event of adverse changes in economic conditions.

We are dependant on outside parties to increase our homes passed HFC Network.  In Moscow, in order for us to build out our HFC Network in the various regions, we require authorization from the Prefects of each of the regions.  Currently, we rely on COMCOR to petition and obtain such authorizations.  We are not certain that we would be able to obtain such authorizations without COMCOR or its key officials.  Our operating plans are very much dependant on our ability to build-out our HFC network in administrative regions of Moscow for which we have not had approvals obtained on our behalf.  If we did not receive the support of COMCOR or its key officials in this process, we have no basis to believe that we would be able to readily obtain the required authorizations to continue our build-out activities.

Our future financial results could be adversely impacted by asset impairments or other charges. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result, we are required to test both acquired goodwill and other indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment review of goodwill during the fourth quarter of each fiscal year.  We are also required to test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If our market value is less than our book value for an extended period of time, we could be required to record an impairment charge. We may also be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reason, we determine that the value of other assets has been impaired or we terminate a contractual commitment. The amount of any such annual or interim impairment or other charge could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

CCTV operates in a highly competitive industry. There is substantial competition for the delivery of cable television and Internet access services in Moscow. We expect competition to intensify as a result of the development of new technologies, products and services, and as market penetration increases. Other television service providers serve each of the markets in which CCTV competes. This competition may put downward pressure on subscriber and revenue growth and profit margins. Television service providers compete principally on service area, price, service quality, and features. CCTV’s ability to compete successfully will depend on its ability to anticipate and respond to various competitive factors, including service quality, coverage area, new services, service features and enhancements, changes in consumer preferences, demographic trends, economic conditions and competitors’ pricing strategies. Similarly, there is significant competition for the delivery of Internet access services.  Although we believe that CCTV is the largest provider of cable-based Internet access in Moscow, there is significant competition from ADSL carriers and individual Home LAN providers.  The trend of lower monthly tariffs for product offerings is expected to continue.

Significant changes in technology or demand for television service could materially adversely affect us. The television service industry is experiencing significant technological change. This change includes:

•

Evolving industry standards;

•

Ongoing improvements in the capacity and quality of digital technology;

•

Shorter development cycles for new products, enhancements and changes in end-user needs and preferences;

•

Development of data and high bandwidth network capabilities;

•

Migration to next-generation services; and

•

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

CCTV must face operational risks associated with a growing company.  CCTV’s revenues have shown strong growth in each of the past two years, and we are hopeful that opportunities will allow us to continue on this strong growth pattern.  However, to continue strong revenue growth we need to continue to build out our HFC Network and attract new subscribers.  Many cable companies face challenges in gaining access to individual residences or apartment buildings to sell and market their services.  CCTV could face similar obstacles.  In addition, planned increases in our growth rates will require the hiring and training of qualified installers and other technical workers.  Although we believe the available labor pool in Moscow is conducive to such growth, there can be no assurance of our ability to attract and train a sufficient number of workers to meet projected order flow demands.  In addition, growing companies face challenges associated with managing and administering to the needs of higher volumes of transactions.  This requires hiring and training customer support and other administrative and operational support staff and managers to ensure procedures and controls are properly implemented to serve our growing customer base and to ensure that all elements of the operations and administration function adequately.  Although we believe that we can meet these needs through additional hiring and through the advancement of the careers of present employees, there can be no assurance of our ability to successfully meet these growing challenges.

The actual amount of funds necessary to implement CCTV’s strategy and business plan may materially exceed current estimates, which could have a material adverse effect on the Company financial condition and results of operations. Although we have recently attracted a debt and equity investment facility which has resulted in our receiving $41 million of cash, prior to transactions costs, and may result in our receiving an additional $10 million, the actual amount of funds necessary to implement CCTV’s strategy and business plan may materially exceed our current estimates in the event of various factors including: departures from our current business plan, shortfalls in projected revenue growth, unforeseen construction delays, cost overruns, unanticipated expenses, regulatory developments, engineering design changes, and technological and other risks. If actual costs do materially exceed current estimates for these or other reasons or CCTV is unable to control or reduce costs, this could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Related to Operating in Russia

Economic instability in Russia could adversely affect CCTV’s business. Since the end of communism in the early 1990s, Russia’s economy has been undergoing a rapid transformation from a one party state with a centrally planned economy to a pluralist democracy with a market-oriented economy. This transformation has been marked by periods of significant instability.  In particular, the Russian government’s decision to temporarily stop supporting the ruble in August 1998 caused the currency to collapse. At the same time, the Russian government defaulted on much of its short-term domestic debt and imposed a 90-day moratorium on foreign debt payments by Russian companies.  The Russian government subsequently entered into protracted negotiations with its creditors to reschedule the terms of its domestic and foreign debt. Thus far, these negotiations have not yielded terms favorable to Western creditors.  It is possible that Russia may default on its domestic or foreign debt in the future or take other actions that could adversely affect its financial stability.  Operating in such an economic environment makes it more difficult for CCTV to obtain and maintain credit facilities, access international capital markets and obtain other financing to satisfy CCTV’s future capital needs.

The August 1998 financial crisis marked the beginning of an economic downturn that affected the entire Russian economy and resulted in Russia’s equity market being the worst performing equity market in the world for 1998.  Although the Russian economy has experienced a positive trade balance in recent years, future downturns in the Russian economy are possible and could diminish demand for CCTV’s services and CCTV’s ability to retain existing subscribers and collect payments from them.  Future downturns in the Russian economy could also prevent CCTV from executing its growth strategy, which could cause its business to suffer.

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

Fluctuations in the global economy may adversely affect Russia’s economy and CCTV’s business. Russia’s economy is vulnerable to market downturns and economic slowdowns elsewhere in the world.  As has happened in the past, financial problems or an increase in the perceived risks associated with investing in emerging economies could dampen foreign investment in Russia and adversely affect the Russian economy.  In addition, a steep decline in the world price of oil could slow or disrupt the Russian economy because Russia produces and exports large amounts of oil.  These developments could severely limit CCTV’s access to capital and could adversely affect the purchasing power of CCTV’s customers and, consequently, CCTV’s business.

Sustained periods of high inflation may adversely affect CCTV’s business. Russia has experienced high levels of inflation since the early 1990s.  Inflation increased dramatically following the August 1998 financial crisis.  The government’s history of printing money to pay back wages, pensions and some of its debt has prompted concerns of hyperinflation. Due to high inflation and other economic and political pressures, the ruble lost significant value against the U.S. dollar and other foreign currencies in 1998 and 1999. CCTV’s operating results could suffer if it is unable to sufficiently increase its prices to offset increased inflation.

Arbitrary or selective government actions in Russia may disrupt CCTV’s business.  Governmental authorities have a high degree of discretion in Russia and at times may act selectively or arbitrarily, without hearing or prior notice, and sometimes in a manner that is contrary to law or influenced by political or commercial considerations.  CCTV’s operations are licensed by the Russian government and the licenses under which it operates have expired.  Unlawful, selective or arbitrary governmental actions have reportedly included denial or withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions.  CCTV may be subjected to government pressure through selective implementation of regulations and legislation that is either politically motivated or triggered by competitors.  In this environment, CCTV’s competitors may receive preferential treatment from the government, potentially giving them a competitive advantage, or CCTV’s operations may be hindered, either of which could have a material adverse effect on our financial condition and results of operations.

Social instability in Russia could lead to increased support for centralized authority and a rise in nationalism, which could restrict the manner in which CCTV operates its business. Social instability in Russia, coupled with difficult economic conditions, could lead to increased support for centralized authority and a rise in nationalism.  These sentiments could lead to restrictions on foreign ownership of Russian companies in the data communications industry or large-scale nationalization or expropriation of foreign-owned assets or businesses. Although the Company does not anticipate the nationalization or expropriation of CCTV’s assets, the concept of property rights is not well developed in Russian law and there is not a great deal of experience in enforcing legislation enacted to protect private property against nationalization and expropriation. As a result, the Company may not be able to obtain proper redress in the courts, and CCTV may not receive adequate compensation if in the future the Russian government decides to nationalize or expropriate some or all of its assets. If this occurs, the Company’s business could be harmed.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth on pages 34 through 58 hereto and is incorporated by reference herein.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon the Company’s evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting that occurred during the last month of the Company’s transition period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to “Election of Directors – Information About Nominees”, “Governance Of The Company”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the annual meeting of stockholders to be held on May 23, 2005 (the “Definitive Proxy Statement”).

ITEM 11.

EXECUTIVE COMPENSATION.

Incorporated by reference to “Executive Compensation” and “Report of the Compensation Committee” in the Company’s Definitive Proxy Statement.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the information relating to security ownership set forth under the heading “Share Ownership of Directors, Executive Officers and Large Beneficial Owners” in the Company’s Definitive Proxy Statement.  The information relating to securities authorized for issuance under equity plans set forth under the heading “Equity Compensation Information in the Company’s Definitive Proxy Statement.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the information contained in footnote 1 under the heading “Share Ownership” in the Company’s Definitive Proxy Statement.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference to the information included under the heading “Independent Registered Public Accounting Firm’s Fees” in the Company’s Definitive Proxy Statement.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)

Consolidated Financial Statements applicable to the Registrant and an index of such financial statements are on page 34.

(a)(2) Consolidated Financial Statement Schedule.

Schedules

II Valuation and Qualifying Accounts - See page 58 for the information required by this item.

Note:  Schedules other than those listed above, are omitted as not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

(b)     Exhibits required by Item 601 of Regulation S-K:

Exhibit No.

Description

3.1

Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002 (Commission File No. 0-1460).

3.1(a)

Certificate of Amendment filed October 27, 2003 to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1(a) to the Registrant’s Current Report on Form 8-K filed on February 27, 2004 (Commission File No. 0-1460).

3.1(b)

Certificate of Amendment filed November 4, 2003 to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1(b) to the Registrant’s Current Report on Form 8-K filed on February 27, 2004 (Commission File No. 0-1460).

3.1(c)

Certificate of Amendment filed February 24, 2004 to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1(c) to the Registrant’s Current Report on Form 8-K filed on February 27, 2004 (Commission File No. 0-1460).

3.1(d)

Certificate of Amendment to Certificate of Incorporation of the Registrant as effective January 11, 2005, incorporated by reference to the Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 0-1460).

3.2

Amended and Restated By Laws of the Registrant incorporated by reference to the Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 0-1460).

4.1

Indenture, dated as of February 26, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee, in respect of $4,311,000, aggregate principal amount, 10 ½% Convertible Subordinated Debentures Due 2007, incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998 (Commission File No. 0-1460).

10.1

Andersen Group, Inc. Incentive and Non-Qualified Stock Option Plan, incorporated by reference to Appendix B to the Registrant’s Post-Effective Amendment No. 1 to Form S-8 filed February 27, 1997 (Commission File No. 333-17659).

10.2

Andersen Group, Inc. 2003 Stock Plan incorporated by reference to Annex G to Registrant’s Definitive Proxy Statement for Special Meeting of Stockholders held October 27, 2003, filed October 14, 2003 (Commission File No. 0-1460).

10.3

Moscow CableCom Corp. 2003 Stock Option Plan as amended and restated December 15, 2004, incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarterly period ended November 30, 2004 (Commission File No. 0-1460).

10.4

Deferred Compensation Agreement, entered into as of September 30, 1992, by and between the Registrant and Francis E. Baker, incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (Commission File No. 0-1460.

10.5

Consulting Agreement with Francis E. Baker and amendments, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarterly period ended August 31, 2004 (Commission File No. 0-1460).

10.6

Letter Agreement with Andrew M. O’Shea, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2004 (Commission File No. 0-1460).

10.7

Employment Agreement dated as of January 13, 2005 by and between Moscow CableCom Corp. and Warren Mobley, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 0-1460).

10.8

Employment Agreement dated as of January 13, 2005 by and between Moscow CableCom Corp. and Donald Miller-Jones, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 0-1460).

10.9

Form of Non-Qualified Stock Option dated January 13, 2005 between Moscow CableCom Corp. and Warren Mobley and Donald Miller-Jones, incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 0-1460).

10.10

Lease Agreement between The J.M. Ney Company as Landlord and Deringer Mfg. Company as Tenant dated March 26, 2002, incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on April 5, 2002 (Commission File No. 0-1460).

10.11

Amendment #1 to Lease Agreement between Andersen Land Corp. and Deringer-Ney Inc. dated as of November 11, 2004, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2004 (Commission File No. 0-1460).

10.12

Interconnection Agreement dated as of December 30, 2004 between Moscow Telecommunications Corporation and ZAO ComCor-TV, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2005 (Commission File No. 0-1460).

10.13

Framework Agreement dated as of December 30, 2004 between Moscow Telecommunications Corporation and ZAO ComCor-TV incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 7, 2005 (Commission File No. 0-1460).

10.14

Annex A - Rules of Cooperation dated as of December 30, 2004 between Moscow Telecommunications Corporation and ZAO ComCor-TV incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 7, 2005 (Commission File No. 0-1460).

10.15

Open-End Mortgage and Security agreement dated June 18, 2003 between Sovereign Bank and Andersen Group, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003 (Commission File No. 0-1460).

10.16

Series B Convertible Preferred Stock Subscription Agreement dated August 26, 2004 by and between Moscow CableCom Corp. and Columbus Nova Investments VIII Ltd., incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2004 (Commission File No. 0-1460).

10.17

Amendment No. 1 to the Series B Convertible Preferred Stock Subscription Agreement dated as of December 31, 2004 by and between Moscow CableCom Corp. and Columbus Nova Investments VIII Ltd., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 18, 2004 (Commission File No. 0-1460).

.

10.18

Warrant Agreement dated as of January 13, 2005 by and between Moscow CableCom Corp. and Columbus Nova Investments VIII Ltd., incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 0-1460).

10.19

Registration Rights Agreement dated made and entered into as of January 13, 2005 by and between Moscow CableCom Corp. and Columbus Nova Investments VIII Ltd., incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 0-1460).

10.20

$28 Million Facility Agreement dated August 26, 2004 by and between Moscow CableCom Corp. and ZAO ComCor-TV and Columbus Nova DF Ltd. (successor to Amatola Enterprises Limited), incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on August 31, 2004 (Commission File No. 0-1460).

10.21

Amendment No. 1 to $28 Million Facility Agreement dated August 26, 2004 by and between Moscow CableCom Corp. and ZAO ComCor-TV and Columbus Nova DF Inc. (successor to Amatola Enterprises Limited) dated January 13, 2005,incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 8-K dated January 13, 2005 (Commission File No. 0-1460).

10.22

Stock Subscription Agreement between Andersen Group, Inc. and Moskovskaya Telecommunikatsionnaya Corporatsiya, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 29, 2003 (Commission File No. 0-1460).

10.23

Letter Agreement between Andersen Group, Inc. and Moskovskaya Telecommunikatsionnaya Corporatsiya dated February 23, 2004, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 1, 2004 (Commission File No. 0-1460).

10.24

Amendment to the Stock Subscription Agreement between Andersen Group, Inc. and Moskovskaya Telecommunikatsionnaya Corporatsiya made and entered into as of August 26, 2004, incorporated by reference to Annex E to the Registrant’s Definitive Proxy Statement for Special Meeting of Stockholders held on December 15, 2004, filed December 3, 2004 (Commission File No. 0-1460).

10.25

Form of Registration Rights Agreement among Andersen Group, Inc. and Moskovskaya Telecommunikatsionnaya Corporatsiya and made and entered into as of February 23, 2004, incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement for Special Meeting of Stockholders held on October 27, 2003, filed October 14, 2003 (Commission File No. 0-1460).

14

Code of Ethics for the Chief Executive Officer, Chief Financial Officer and all Accounting and Financial Personnel. *

21

Subsidiaries of the Registrant. *

23.1

Consent of Registered Public Accounting Firm.*

31.1

Certificate of Chief Executive Officer.*

31.2

Certificate of Chief Financial Officer.*

99.1

Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005.

MOSCOW CABLECOM CORP.	MOSCOW CABLECOM CORP.
Registrant	Registrant

/s/ Warren Mobley	/s/ Donald Miller-Jones
Warren Mobley	Donald Miller-Jones
Principal Executive Officer	Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Andrew Intrater	Chairman and Director	March 31, 2005
Andrew Intrater

/s/ Warren Mobley	President, Chief Executive Officer and Director	March 31, 2005
Warren Mobley

/s/ Oliver R. Grace, Jr.	Director	March 31, 2005
Oliver R. Grace, Jr.

/s/ Jay M. Haft	Director	March 31, 2005
Jay M. Haft

/s/ Ivan Isakov	Director	March 31, 2005
Ivan Isakov

/s/ Valentin V. Lazutkin	Director	March 31, 2005
Valentin Lazutkin

/s/ James J. Pinto	Director	March 31, 2005
James J. Pinto

/s/ Vladimir A. Serdyuk	Director	March 31, 2005
Vladimir Serdyuk

/s/ David Van Valkenburg	Director	March 31, 2005
David Van Valkenburg

/s/ Alexander R. Vladislavlev	Director	March 31, 2005
Alexander Vladislavlev

/s/ Donald Miller-Jones Donald Miller-Jones	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2005

CONSOLIDATED FINANCIAL STATEMENTS

Moscow CableCom Corp.

Consolidated Balance Sheets as of December 31, 2004, February 29, 2004 and February 28, 2003.	35

Consolidated Statement of Operations for the ten-month transition periods ended December 31, 2004 and December 31, 2003 (unaudited), and the fiscal years ended February 29, 2004, February 28, 2003 and February 28, 2002.	36

Consolidated Statements of Changes in Stockholders’ Equity for the ten-month transition period ended December 31, 2004 and the fiscal years ended February 29, 2004, February 28, 2003 and February 28, 2002.	37

Consolidated Statements of Cash Flow for the ten-month transition periods ended December 31, 2004 and December 31, 2003 (unaudited) and the fiscal years ended February 29, 2004, February 28, 2003 and February 28, 2002.	38

Notes to Consolidated Financial Statements.	39

Report of Independent Registered Public Accounting Firm.	57

Schedule II – Valuation and Qualifying Accounts.	58

MOSCOW CABLECOM CORP.
Consolidated Balance Sheets
 (in thousands, except per share data)

	December 31,	February 29,	February 28,
	2004	2004	2003
Assets
Current assets:
Cash and cash equivalents	$ 1,817	$ 3,240	$ 6,279
Marketable securities (Note 5)	-	2,897	1,809
Accounts and other receivables, less allowance for doubtful accounts of $90, $40 and $25	192	124	48
Inventories (Note 6)	681	793	-
Taxes receivable	1,751	1,396	-
Prepaid expenses and other current assets	1,291	154	242

Total current assets	5,732	8,604	8,378
Property, plant and equipment, net (Note 7)	17,019	13,552	3,403
Construction in progress and advances	4,547	5,209	-
Prepaid pension expense	4,927	4,754	4,591
Intangible assets and Goodwill (Notes 4 and 8)	-	10,071	-
Intangible assets, net (Note 8)	5,456	-	-
Goodwill (Note 8)	5,115	-	-
Investment in Institute for Automated Systems (Note 9)	7,585	7,894	-
Investment in Moscow Broadband Communication Ltd.	-	-	1,971
Other assets	1,383	448	702

Total assets	$ 51,764	$ 50,532	$ 19,045
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt (Note 11)	$ 4,598	$ 598	$ 407
Payable to affiliate	1,584	1,824	-
Accounts payable (Note 10)	1,884	880	288
Accrued liabilities (Note 10)	2,666	1,565	907
Deferred income taxes (Note 12)	-	614	132

Total current liabilities	10,732	5,481	1,734
Long-term debt, less current maturities (Note 11)	2,371	2,941	1,674
Other long-term obligations	1,212	625	867
Deferred income taxes (Note 12)	4,353	4,063	1,668

Total liabilities	18,668	13,110	5,943
Commitments and contingencies (See Notes 20 and 21)
Stockholders’ equity:
Cumulative convertible preferred stock, no par value; authorized 800,000 shares; 115,044 shares, 188,006 shares and 188,006 shares issued and outstanding; liquidation preference $18.75 per share (Note 13)	2,792	3,497	3,497
Common stock, $.01 par value; authorized 15,000,000 shares; issued and outstanding 8,799,541 shares, 8,430,335 shares and 2,099,908 shares, respectively	88	84	21
Treasury stock, at cost, 24,500 shares	(180)	-	-
Additional paid-in capital	35,246	33,350	6,653
Retained earnings (accumulated deficit)	(4,850)	491	2,931

Total stockholders’ equity	33,096	37,422	13,102

Total liabilities and stockholders’ equity	$ 51,764	$ 50,532	$ 19,045

The accompanying notes are an integral part of these consolidated financial statements.

MOSCOW CABLECOM CORP.
Consolidated Statements of Operations
 (in thousands, except per share data)

	Ten-month periods ended December 31,		Fiscal years ended February 28/29,
	2004	2003	2004	2003	2002
		(unaudited)
Sales and revenues
Subscription revenue, connection fees and equipment sales	$5,752	$ -	$ -	$ -	$ -
Other	380	-	-	-	-

Total revenue	6,132	-	-	-	-

Cost of sales
Services from related party	1,310	-	-	-	-
Salaries and benefits	1,143	-	-	-	-
Depreciation and amortization	1,451	-	-	-	-
Other	1,279	-	-	-	-

Total cost of sales	5,183	-	-	-	-

Gross margin	949	-	-	-	-

Operating expenses
Salaries and benefits	2,851	472	670	520	458
Depreciation	349	198	238	214	97
General and administrative	3,626	1,647	2,048	1,797	1,401
Loss on sale of real estate	-	-	-	-	197

Total operating expenses	6,826	2,317	2,956	2,531	2,153

Loss from continuing operations before income taxes	(5,877)	(2,317)	(2,956)	(2,531)	(2,153)
Equity in losses of Institute for Automated Systems	(347)	-	-	-	-
Equity in losses of Moscow Broadband Communication Ltd.	-	(531)	(643)	(712)	(671)
Investment income and other income	677	1,399	1,629	914	590
Interest expense	(317)	(204)	(245)	(256)	(374)
Foreign currency transactions gain	20	-	-	-	-
Loss from continuing operations before income taxes and cumulative effect type accounting adjustment	(5,844)	(1,653)	(2,215)	(2,585)	(2,608)
Income tax benefit (Note 12)	168	57	57	535	955
Add back of losses of CCTV prior to consolidation	525	-	-	-	-
Loss from continuing operations before cumulative effect- type accounting adjustment	(5,151)	(1,596)	(2,158)	(2,050)	(1,653)
Cumulative effect-type accounting adjustment – loss on derivative securities, net of income tax	-	-	-	-	(47)

Net loss from continuing operations	(5,151)	(1,596)	(2,158)	(2,050)	(1,700)
Net income from discontinued operations, net of income taxes of $80 and $1,366, respectively	-	-	-	132	2,228
Gain on sale of discontinued operations, net of income taxes of $686 (Note 3)	-	-	-	1,472	-

Net (loss) income	(5,151)	(1,596)	(2,158)	(446)	528
Preferred dividends	(190)	(235)	(282)	(282)	(286)

(Loss) income applicable to common shareholders	$(5,341)	$(1,831)	$(2,440)	$(728)	$242
Income (loss) per common share:
BASIC AND DILUTED:
Net income (loss) from continuing operations before cumulative effect-type accounting adjustments	($0.62)	$(0.87)	$(1.12)	$(1.11)	$(0.93)
Cumulative effect-type accounting adjustment	-	-	-	-	(0.02)
Income from discontinued operations	-	-	-	.06	1.07
Gain on sale of discontinued operations	-	-	-	.70	-

	$(0.62)	$(0.87)	$(1.12)	$(0.35)	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MOSCOW CABLECOM CORP.
Consolidated Statements of Changes in Stockholders’ Equity
 (in thousands, except per share data)

	Series A Preferred Stock	Common Stock $0.01 Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity

Balance February 28, 2001	$3,742	$21	-	$6,315	$3,417	$(47)	$13,751
Conversion of Preferred Stock	(245)	-	-	245	-	-	-
Conversion of 10 ½% Notes	-	-	-	4	-	-	4
Exercise of Stock Options	-	-	-	10	-	-	10
Change in unrealized losses on precious metals hedging	-	-	-	-	-	47	47
Net income	-	-	-	-	528	-	528
Preferred dividends	-	-	-	-	(286)	-	(286)

Balance February 28, 2002	3,497	21	-	6,574	3,659	-	13,751
Exercise of Stock Options	-	-	-	34	-	-	34
Gain on purchase of subsidiary options	-	-	-	45	-	-	45
Net loss	-	-	-		(446)	-	(446)
Preferred dividends	-	-	-		(282)	-	(282)

Balance February 28, 2003	3,497	21	-	6,653	2,931	-	13,102
Acquisition of CCTV and Moscow Broadband	-	63	-	26,249	-	-	26,312
Payment of liabilities	-	-	-	138		-	138
Stock grants	-	-	-	287		-	287
Exercise of Stock Options	-	-	-	23		-	23
Net loss	-	-	-		(2,158)	-	(2,158)
Preferred dividends	-	-	-		(282)	-	(282)

Balance February 29, 2004	3,497	84	-	33,350	491	-	37,422
Redemption of Preferred Stock	(165)	-	-	-	-	-	(165)
Conversion of Preferred Stock	(540)	1	-	539	-	-	-
Stock grants	-	1	-	453		-	454
Shares issued to COMCOR	-	2	-	927	-	-	929
Common stock activity in deferred compensation trusts, net	-	-	(180)	(23)	-	-	(203)
Net loss	-	-	-	-	(5,151)	-	(5,151)
Preferred dividends	-	-	-	-	(190)	-	(190)

Balance as of December 31, 2004	$2,792	$88	$(180)	$35,246	$(4,850)	-	$33,096

The accompanying notes are an integral part of these consolidated financial statements.

MOSCOW CABLECOM CORP.
Consolidated Statements of Cash Flows
(in thousands)

	Ten-month periods ended December 31,		Fiscal years ended February 28/29,
	2004	2003	2004	2003	2002
		(unaudited)
Cash flows from operating activities:
Net (loss) income	$(5,151)	$(1,596)	$ (2,158)	$ (446)	$ 528
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in losses of Moscow Broadband Communication	-	532	643	712	671
Equity in losses of IAS	347	-	-	-	-
Losses of subsidiary prior to consolidation	(525)	-	-	-	-
Depreciation and amortization	1,806	202	243	293	1,581
Stock-based compensation	453	-	287	-	-
Gain on sale of J.M. Ney’s operating assets	-	-	-	(1,472)	-
Gain on settlement of healthcare liability	-	-	-	(142)	-
Deferred income taxes	(205)	153	152	2	(22)
Realized gains from securities and investments	(1,276)	-	(657)	(41)	(11)
Unrealized gains from securities and investments	1,060	(981)	(439)	(494)	(89)
Pension (income) expense	(173)	(162)	(163)	(265)	34
Loss on disposal of property, plant and equipment	-	-	-	-	197
Changes in operating assets and liabilities net of changes from the acquisition of CCTV and Moscow Broadband in 2004 and from the sale of J.M. Ney’s net assets in 2003:
Accounts and other receivables	(68)	(125)	(19)	3,772	1,655
Inventories	112	-	-	(419)	2,447
Prepaid expenses and other assets	(2,450)	214	103	723	50
Accounts payable	1,822	(96)	(16)	(753)	208
Accrued liabilities and other long-term obligations	632	(124)	320	(1,447)	117

Net cash (used in) provided by operating activities	(3,616)	(1,983)	(1,696)	(796)	7,107
Cash flows from investing activities:
Investment in and advances to CCTV	-	(3,500)	(3,649)	-	-
Purchase of property, plant and equipment	(4,000)	(42)	(42)	(9)	(216)
Purchases of marketable securities	(452)	(1,400)	(1,400)	(960)	(278)
Proceeds from sales of marketable securities	3,565	-	1,408	141	19
Proceeds from the sale of net operating assets of J.M. Ney, net of expenses	-	-	-	9,218	-
Proceeds from sale of real estate, net	-	-	-	-	1,692

Net cash (used in) provided by investing activities	(887)	(4,942)	(3,683)	8,390	1,217
Cash flows from financing activities:
Principal payments on long-term debt	(570)	(514)	(542)	(512)	(8,034)
Proceeds from mortgage loan, net	-	1,966	1,966	-	-
Repayments of collateralized note to officer	-	-	-	-	(1,200)
Redemptions of preferred stock	(165)	-	-	-	-
Proceeds from (payment of) short-term borrowings, net	4,000	250	-	(2,366)	866
Purchase of subsidiary warrants	-	-	-	(160)	-
Stock options exercised	-	-	23	34	10
Preferred dividends paid	(185)	(211)	(282)	(282)	(290)

Net cash provided by (used in) financing activities	3,080	1,491	1,165	(3,286)	(8,648)

Net (decrease) increase in cash and cash equivalents	(1,423)	(5,434)	(4,222)	5,127	(65)
Cash acquired in CCTV and Moscow Broadband acquisitions	-	-	1,183	-	-
Cash and cash equivalents, beginning of period	3,240	6,279	6,279	1,152	1,217

Cash and cash equivalents, end of period	$ 1,817	$ 845	$ 3,240	$ 6,279	$ 1,152

The accompanying notes are an integral part of these consolidated financial statements.

MOSCOW CABLECOM CORP.
Notes to Consolidated Financial Statements
Transition Period Ended December 31, 2004 and

Fiscal Years ended February 29, 2004, February 28, 2003 and 2002

(1)

Nature of Business

On February 24, 2004, Moscow CableCom Corp., which until February 24, 2004 was known as Andersen Group, Inc. (“the Company”), completed its acquisition of ZAO ComCor-TV (“CCTV”), a Moscow, Russia based provider of cable television, high speed data transmission and Internet access services, through the issuance of 6,470,879 shares of its Common Stock and a contribution to CCTV of $3.5 million in cash.   See Notes 4 and 25 for descriptions of the transactions.  In March 2002, the Company sold the operating assets of its then principal operating subsidiary, The J.M. Ney Company (“JM Ney”), which was a manufacturer of electronic connectors, components and precious metal materials for sale to the automotive, telecommunications, defense, semiconductor, and medical and dental markets.

As further discussed in Note 26, on January 13, 2005, the Company closed on $51 million of debt and equity financing with affiliates of Columbus Nova Capital (collectively, “Columbus Nova”).  The equity portion of the transaction involved the issuance of 4,500,000 shares of the Company’s newly authorized Series B Convertible Preferred Stock (“Series B Preferred Stock”) at $5.00 per share, and warrants to acquire 8,283,000 shares of Series B Preferred Stock at $5.00 per share exercisable within five years of the closing, which resulted in the Company receiving $22.5 million before costs of the transaction.  The Company currently estimates that such costs will total between $3.2 million and $3.5 million.  The debt portion consists of a $28.5 million five-year 12% term loan (the “Term Loan”) of which $18.5 million was drawn at closing.  Although the Company believes that the proceeds from the Columbus Nova financing transaction and expected continued revenue growth will be adequate to meet the Company’s cash flow needs for the foreseeable future, there can be no assurances that such proceeds will be sufficient to adequately build out CCTV’s hybrid-fiber coaxial access network (“HFC Network”) or if adequate growth in the HFC Network occurs, that CCTV can attract a sufficient number of subscribers to enable the Company to achieve profitability.

In connection with the transaction with Columbus Nova, the Company expects to record a non-cash charge of an estimated $14,189,000 relating to the beneficial conversion feature of the Series B Preferred Stock and the warrants issued to Columbus Nova.  This charge will reflect the difference between the conversion price and the market price of $6.11 per share for our Common Stock on the Closing Date.  It also expects to expense the in-the-money value of $1,289,000 of stock options granted at closing of the Columbus Nova transaction over the three-year vesting periods of such options.

The investment by Columbus Nova has resulted in Columbus Nova acquiring approximately a 34% equity interest in the Company, or approximately a 59.2% equity interest on a fully-diluted basis after considering the conversion of the Series B Preferred Stock and the exercise of the warrants to acquire 8,283,000 additional shares of Series B Preferred Stock.

(2)

Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses. Significant estimates are involved in the determination of: (i) asset impairments, (ii) the allocation of the purchase price in purchase method business combinations, (iii) the recorded provisions for contingent liabilities, (iv) the carrying amounts of liabilities subject to compromise, (v) estimated useful lives of tangible and intangible assets, (vi) internal costs capitalized in connection with construction and installation activities, (vii) the recorded amount of deferred tax assets and liabilities and (ix) the allowances provided for uncollectible accounts receivable.  Actual amounts could vary significantly form such estimates.

Principles of Consolidation

In January 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from February 28/29 to December 31, effective December 31, 2004.  This change was made to allow the Company to better align its financial reporting with the way it manages and operates the business.

The Company’s consolidated balance sheets include the accounts of the Company and its majority-owned subsidiaries.  At February 29, 2004, the Company had consolidated the December 31, 2003 balance sheets of CCTV and ABC Moscow Broadband Communication Ltd (“MBC”) on a two-month lag basis as a result of the differing fiscal years in effect at that time.  In connection with the change in the Company’s fiscal year, the Company has aligned its fiscal year with those of CCTV and MBC and has eliminated the two month reporting lag.  The Company’s consolidated statement of operations for the ten-month transition period ended December 31, 2004 (“TP04”) includes the results of CCTV and MBC for the year ended December 31, 2004, but the Company has added back the effect of losses incurred by CCTV and MBC prior to their acquisition on February 24, 2004.  Prior to TP04 and the

Company’s acquisition of CCTV, the Company’s consolidated statement of operations includes the Company’s equity interest in MBC, which, in turn, included MBC’s equity interest in the results of operations of CCTV.  For such earlier periods, the Company reported such equity interest on a two-month lag basis. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include funds held in investments with an original maturity of three months or less.

Marketable Securities

The Company’s equity investments are carried as trading securities at market value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Any changes in the valuation of the portfolio are reflected in the accompanying Consolidated Statements of Operations as investment income or losses.

Inventories
Inventories are stated at the lower of cost or market.

Taxes Receivable

Taxes receivable represents the Company net value added tax position.  Value added taxes related to sales is payable to tax authorities upon collection of receivables from customers. Input VAT is reclaimable against sales VAT upon payment for purchases. The tax authorities permit the settlement of VAT on a net basis. VAT related to sales and purchases which have not been settled at the balance sheet date (VAT deferred) are recognized in the balance sheet on a gross basis and disclosed separately as a current asset and liability. Where allowance has been made for doubtful debts, loss is recorded for the gross amount of the debt, including VAT. The related VAT deferred liability is maintained until the debt is written off for tax purposes.

Property, Plant and Equipment

Property and equipment is stated at cost less accumulated depreciation using the straight-line method over the estimated useful lives of the respective assets. In accordance with SFAS No. 51, “Financial Reporting by Cable Television Companies”, the Company capitalizes costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and applicable indirect costs. Installation costs include (i) labor, material and overhead costs related to the initial connection (or "drop") from the Company's cable plant to a customer location, (ii) the replacement of a drop and (iii) the installation of equipment for additional services, such as digital cable or high-speed Internet. The costs of other customer-facing activities, such as reconnecting customer locations where a drop already exits, disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. The Company's methodology for capitalization of construction and installation costs uses standard models based on actual costs.

The estimated useful lives of the assets are as follows:

Broadcasting equipment

10-15 years

Other network equipment

       5 years

Other

    3-5 years

When fixed assets are sold or retired, the cost and accumulated depreciation are eliminated and the resulting gains or losses are reflected in income.

Intangible Assets

As a result of the allocation of the purchase price of the acquisition of CCTV and MBC among the identifiable intangible assets and goodwill, the Company has recorded intangible assets related to licenses for broadcasting and its agreements with Moscow Telecommunications Corporation (“COMCOR”) as well as goodwill on the transaction.  See Note 8 for further discussion of the Company’s intangible assets.

Goodwill
Goodwill is the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations accounted for as a purchase. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company performs an impairment test of goodwill annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test requires the Company to estimate the fair value of our overall business enterprise. In the absence of a current transaction for the sale of our business enterprise, we believe a discounted cash flow (“DCF”) model, rather than the market price of our Common Stock is the best technique with which to estimate the fair value of our business enterprise.  The Company has determined that it has one reporting unit for purposes of testing goodwill, and therefore, the DCF model is largely a function of the cash flows of the business enterprise.

Investment of Long-Lived Assets

Long-lived assets such as property, plant, and equipment and acquisition-related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets the Company intends to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. For assets the Company intends to dispose of by sale, a loss is recognized for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets. The Company periodically evaluates the useful lives of its property, plant and equipment based on changes in technology, current business developments and other industry conditions. It is reasonably possible that these assets could become impaired as a result of these factors.

Pensions

The Company maintains a noncontributory defined benefit plan for its full-time employees in the United States.  The pensions earned as well as the interest on the projected benefit obligations are accrued in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”.  Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive the benefits or over the estimated lives of the Plan’s participants.

Deferred Compensation

The Company has established irrevocable trusts to fund the deferred compensation of certain executives.  The assets of the trusts are owned by the Company and subject to the claims of its general creditors, and are reported on the Company’s consolidated balance sheet in accordance with the consensus in EITF 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”.  Shares of the Company’s Common Stock held in these trusts are recorded at cost as Treasury Stock with realized gains or losses on such shares recorded to Additional paid-in capital.  The market value of the Company’s Common Stock held within the trusts is recorded as a component of the deferred compensation obligation with corresponding adjustments to compensation expense.  Income and changes in the value of the trusts’ other assets are reported within Investment Income and Other Income with corresponding adjustments to the deferred compensation obligation and compensation expense.

Subscription Revenue, Connection Fees and Equipment Sales

Revenue is primarily derived from the sale of cable television and Internet services to subscribers.  All revenues are recorded (net of VAT) only when there is persuasive evidence of an arrangement, services have been delivered, the price is fixed or determinable and collection is reasonably assured.  Customer arrangements for cable television or Internet services typically include a connection fee, required equipment purchase or rental as well as monthly service fee.  The Company considers the various elements of these arrangements to be part of one bundled service offering to its customers.  In accordance with Staff Accounting Bulletin 104, the Company defers connection fees, set-top box and modem sales and related costs, and recognizes them ratably over the estimated customer relationship period if the Company has demonstrated that the service offering to the customer will be profitable.  In the event that Company believes the customer service offering has not yet demonstrated profitability, the loss on the service arrangement with the customer is recognized immediately.  At present, the Company has determined that its Internet access services are profitable, but its delivery of cable television content has not yet demonstrated profitability.

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

Russian Taxation

Russian tax, currency and customs legislation is subject to varying interpretations and changes, which can occur frequently. Management's interpretation of such legislation as applied to the transactions and activity of the Company may be challenged by the relevant regional and federal authorities. Recent events within the Russian Federation suggest that the tax authorities may be taking a more assertive position in their interpretation of the legislation and assessments, and it is possible that transactions and activities that have not been challenged in the past may be challenged. As a result, significant additional taxes, penalties and interest may be assessed.  Fiscal periods remain open to review by the authorities in respect of taxes for three calendar years preceding the year of review.  Under certain circumstances reviews may cover longer periods.

As of December 31, 2004 management believes that its interpretation of the relevant legislation is appropriate and the Company’s tax, currency and customs positions will be sustained.  Where management believes it is probable that a position cannot be sustained, an appropriate amount has been accrued for in these financial statements.  Russian tax legislation is subject to varying interpretations and changes occur frequently.  The interpretation of tax legislation by tax authorities as applied to the transactions and activity of the Company’s entities may not coincide with that of management.  As a result, transactions may be challenged by tax authorities and the Company’s entities may be assessed additional taxes, penalties and interest, which can be significant.     In addition, the Company is subject to several claims from tax authorities for additional taxes and related fines and penalties.  In the opinion of management, the ultimate outcome of these claims is not expected to have a material adverse effect on the result of operations or financial position of the Company.

Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share” basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed based upon the weighted average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities.  See Note 14 for additional information and a reconciliation of the basic and diluted earnings per share computations.

Reporting and functional currency

The U.S. dollar is the functional and reporting currency of the Company. Transactions denominated in currencies other than the U.S. dollar are translated to the U.S. dollar using average exchange rates during the period, while monetary assets and liabilities denominated in currencies other than the U.S. dollar are translated at the exchange rate in effect at the reporting date.  Gains and losses from foreign currency transactions and from these translations are included in the statement of operations.

At December 31, 2004 the official rate of exchange, as determined by the Central Bank of the Russian Federation, was US$1 equaled 27.75 Russian rubles (“RR”), while at December 31, 2003, US$1 equaled 29.45 RR. Exchange restrictions and currency controls exist relating to converting the RR into other currencies. The RR is not freely convertible in most countries outside of the Russian Federation.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123R on July 1, 2005.

SFAS 123R permits public companies to adopt its requirements using one of two methods:

1.

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

2.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not yet determined the method it plans to adopt.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 15.    SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not expected to have a material impact on our reported net operating cash flows or our net financing cash flows in periods after adoption

(3)

Discontinued Operations – Sale of Assets of JM Ney

Effective March 22, 2002, the Company sold the operating assets of JM Ney to Deringer Mfg. Company (“Deringer”) for which it received approximately $10,990,000, of which $600,000 was placed in an escrow account to satisfy potential claims relating to inventory and representations made by the Company to Deringer.  During FY04, the Company received approximately $225,000 of the escrow as part of the settlement of all remaining matters associated with the sale and the remainder of the escrow was released to Deringer. The Company recorded a gain of $1,472,000 from this sale, after income taxes of $686,000. The following summarizes the elements of the transaction (in thousands):

Proceeds	$ 10,990
Book value of net assets sold	(7,368)
Expenses of transaction	(1,540)
Curtailment gain – pension plan	76
Income taxes	(686)
Net gain on sale	$ 1,472

For the years ended February 28, 2003 (“FY03”) and February 28, 2002 (“FY02”), JM Ney’s summarized results of operations were as follows (in thousands):

	FY03	FY02
Net sales and other revenues	$ 1,298	$ 27,894
Cost of sales	(744)	(18,690)
Operating expenses	(333)	(4,884)
Operating income	221	4,320
Interest expense	(9)	(726)
Net income before income taxes	212	3,594
Income tax expense	(80)	(1,366)
Net income	$ 132	$ 2,228

In connection with the asset sale, the Company entered into an eight-year lease with Deringer for the lease of JM Ney’s manufacturing facility.  The lease calls for the Company to receive monthly rental payments at the annual rate of $295,800 as of February 29, 2004 with annual increases of the annual lease rate of $5,800.  In December 2004, this lease was extended for an additional three years with continued annual lease rate increases of $5,800 and also provides Deringer with an option to a further three-year extension with annual lease rate increases of 2%.

(4)

Acquisition of CCTV

In February 2004, the Company consummated agreements with COMCOR in which the Company acquired control over 100% of the outstanding stock of CCTV through i) the contribution of cash into CCTV, of which $3.5 million was made in May 2003; ii) the issuance of 4,220,879 shares of its Common Stock in exchange for the shares of CCTV held by or to be acquired by COMCOR; and iii) the issuance of 2,250,000 shares of its Common Stock in exchange for the 75% of MBC not previously owned by the Company.

The consideration for the acquisition of CCTV and MBC has been valued at $30.7 million, which includes the cash contribution of $3.5 million in May 2003 and $27.2 million of the value of shares of Common Stock issued and committed to be issued based upon the market price of $4.21 per share for the Company’s Common Stock at the time the agreements were reached and announced in May 2003.  The purchase price has been allocated as follows (in thousands):

Cash	$ 1,042
Inventories	732
Other current assets	2,086
Construction in process and advances	4,812
Fixed assets	9,588
Deferred income tax assets	154
Investment in IAS	7,882
Intangible assets and goodwill	10,071
Current liabilities	(2,703)
Deferred tax liabilities	(2,879)
$ 30,752

In connection with the agreements, the Company was required to make an additional $1 million investment in CCTV, which was satisfied in April 2004.  Additional requirements to make additional capital contributions into CCTV have been subsequently waived as a result of the Columbus Nova financing, as more fully described in Note 26.

Commencing in February 2000, the Company had a 25% ownership interest in MBC, which was accounted for using the equity method of accounting, until its acquisition by the Company on February 24, 2004 as part of the acquisition of CCTV.  At February 29, 2004, the Company consolidated the December 31, 2003 balance sheets of MBC and CCTV to reflect its 100% ownership of those entities, as reported on a two-month lag basis.  The Company has reflected its 25% equity in MBC’s results of operations for each of 2003, 2002 and 2001 in its results of operations for each of FY04, FY03 and FY02, respectively.  Since April 2000, MBC had an approximately 50% ownership interest in or 50% voting control over CCTV.  Accordingly, MBC’s results of operations include a 50% equity interest in CCTV’s results using the equity method of accounting.  See Note 25 for pro forma statement of operations information which presents the Company’s consolidated statement of operations as if the acquisition of MBC and CCTV had occurred as of March 1, 2003.

At February 29, 2004, the Company was still in the process of finalizing the purchase price allocation among the identifiable intangible assets and goodwill related to the February 24, 2004 acquisition of CCTV.  Accordingly, the balance of goodwill and identified intangibles associated with the 2004 CCTV acquisition were aggregated and disclosed as one line item in the balance sheet as of that date.  As a result of the completion of this allocation process as of December 31, 2004, the Company has recorded intangible assets related to licenses for broadcast services and the preferential terms for the use of COMCOR’s MFON as well as goodwill on the transaction.  See note 8 for a further discussion of the Company’s intangible assets and goodwill.

(5)

Marketable Securities

At February 29, 2004 and February 28, 2003, the cost basis and net unrealized gain of marketable securities based on specific identification of portfolio components comprised the following (in thousands).  The Company had no marketable securities at December 31, 2004:

	December 31, 2004	February 29, 2004	February 28, 2003
Cost basis of investments	$ -	$ 1,837	$ 1,188
Net unrealized gains	-	1,060	621

Market value	$ -	$ 2,897	$ 1,809

Net appreciation on the Company’s trading portfolio totaled $216,000, $1,096,000, $535,000 and $100,000, respectively during TP04, FY04, FY03 and FY02.  During these years, components of these gains represented by changes in unrealized gains were ($1,059,000), $439,000, $494,000 and $89,000.

(6)

Inventories

Inventories consist of the following (in thousands):

	December 31, 2004	February 29, 2004	February 28, 2003
Installation equipment	$ 819	$ 801	-
Other	43	187	-
Valuation allowance	(181)	(195)	-
	$ 681	$ 793	-

(7)

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2004	February 29, 2004	February 28, 2003
Land, building and improvements	$ 6,410	$ 6,394	$ 6,394
Network equipment	11,722	8,755	-
Internet equipment	1,561	966	-
Other	1,784	720	53
	21,477	16,835	6,447
Less accumulated depreciation	(4,458)	(3,283)	(3,044)
	$ 17,019	$ 13,552	$ 3,403

Depreciation expense from continuing operations totaled $1,194,000, $239,000, $286,000 and $1,334,000, respectively, for TP04, FY04, FY03 and FY02.  Prior to TP04, such depreciation amounts exclude depreciation relating to assets acquired in connection with the acquisition of CCTV.

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

(8)

Intangible Assets and Goodwill

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment.

Accordingly, the balance of goodwill and identified intangibles associated with the 2004 CCTV acquisition were aggregated and disclosed as one line item in the balance sheet as of February 29, 2004 pending the completion of the allocation of the purchase price.  As a result of the subsequent allocation process, the Company has recognized separate intangible assets relating to licenses for broadcast and other services, its relationship with COMCOR as well as goodwill.

The Company’s agreement with COMCOR to provide signal delivery and other services from its fiber optic network which was in effect until as of January 13, 2005, had been concluded at rates more favorable than current market terms.  Accordingly, an intangible asset was recorded relating to the economic savings associated with this relationship.    Although this agreement was not scheduled to expire until 2053, the Company believes that obsolescence, demand, competition, and other economic factors limit the usefulness of the these agreements and, accordingly, the relationship will be amortized over a useful life of 10 years based on the consideration of the aforementioned factors.  The Company believes that subsequent revisions to these agreements which were ratified in March 2005 and which, among other things, increased certain fees to be charged by COMCOR and reduced other charges, plus provided the Company with operational and other enhancements, do not represent impairments of the value of such agreements.   See Note 26, “Subsequent Events”, for a more detailed discussion of these revisions.

CCTV’s licenses to provide television broadcast services have been determined to have a finite life based upon the expectation of obsolescence, demand, competition, and other economic factors that limit the useful life of the asset.  The Company expects that such licenses will be renewed in the ordinary course upon each periodic expiration, the next of which will occur in May 2005.  This renewal process is not viewed by management as a factor to limit its useful life.  These licenses have been recorded at their fair value at the date of acquisition and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

At December 31, 2004, intangible assets were comprised as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Agreement with COMCOR	$3,490	$ (348)	$3,142
Broadcasting licenses	2,572	(258)	2,314
Totals	$6,062	$ (606)	$5,456

Goodwill recorded in connection with the acquisition of CCTV represents the excess of the acquisition price over the identified tangible and intangible assets of CCTV.  In accordance with SFAS 142, the balance of goodwill is not being amortized but it is tested for impairment at least annually. The impairment test involves a comparison of the fair value of its reporting unit as defined under SFAS No. 142, with carrying amounts.  If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired.  The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of the assets.

(9)

Investment in Institute For Automated Systems

The Institute for Automated Systems (“IAS”) is a telecommunications company that operates a data communications network in Russia. From April 2000 to July 2002, CCTV had a 19% equity interest in IAS and MBC held a 1.8% equity interest in IAS.  In July 2002, CCTV received additional shares of IAS from COMCOR representing approximately 23% of IAS, thus increasing its equity interest to 41.7%.  For the years ended December 31, 2003 and the period from August 2002 through December 2002, CCTV recorded $345,000 and $95,000, respectively, as its equity in the losses of IAS.  MBC had recorded its investment on the cost basis.  At February 29, 2004, the Company, through its ownership of CCTV and MBC, had a combined 43.5% equity interest in IAS which was recorded at its fair market value as of the date of the Company’s acquisition of CCTV and MBC.

In October 2004, IAS issued 650,000 shares of its common stock, or approximately 72.5% of IAS’s outstanding common stock, as settlement of a liability to an affiliate of COMCOR in the amount of $1,853,000.  As a result of this transaction, the Company was temporarily diluted from a 43.5% ownership stake in IAS to approximately 12.0%.  As discussed in Note 26, the Company is a party to agreements pursuant to which it will restore its 43.5% ownership portion through a purchase of 282,722 shares for a purchase price of approximately $866,000.  This transaction has resulted in a reduction of the allocation of the overall purchase price to the investment in IAS and deferred income taxes and a related increase to goodwill and the accrual of the additional investment to be made to restore the ownership percentage.

During TP04, the Company recorded its $347,000 equity interest in IAS’s losses for the year ended December 31, 2004 as an adjustment to the carrying value of this investment asset.

The following presents the summarized financial condition of IAS as of December 31, 2004, 2003 and 2002 and the results of its operations for the years ended December 31, 2004 and 2003 (in thousands):

Balance Sheet	December 31, 2004	December 31, 2003	December 31, 2002
Current assets	$ 1,251	$ 1,414	$ 1,151
Non-current assets	7,912	9,236	9,596
Total assets	$ 9,163	$ 10,650	$ 10,747
Current liabilities	$ 836	$ 3,379	$ 1,566
Non-current liabilities	-	-	1,082
Total liabilities	836	3,379	2,648
Shareholders’ equity	8,327	7,272	8,099
	$ 9,163	$ 10,650	$ 10,747

Statement of Operations	December 31, 2004	December 31, 2003

Revenues	$ 5,335	$ 5,425
Cost of revenues	(4,227)	(3,962)
Operating expenses	(1,633)	(2,272)
Loss from operations	(525)	(809)
Interest expense, net	(207)	-
Income tax expense	(66)	(17)
Net loss	$ (798)	$ (826)

(10)

Accounts Payable and Accrued Liabilities

Within the balance of accounts payable at December 31, 2004 and February 29, 2004 are advances from subscribers totaling $965,000 and $607,000, respectively.

Accrued liabilities and other long-term obligations consist of the following (in thousands):

	December 31, 2004	February 29, 2004	February 28, 2003
Accrued liabilities:
Employee compensation	$ 396	$ 60	$ 36
Accrued preferred dividends	75	71	71
Income taxes	527	486	466
Accrued interest	56	65	82
Deferred revenue	392	-	-
Accrual for IAS investment	866	-	-
Other	354	883	252
	$ 2,666	$ 1,565	$ 907

(11)

Long-term Debt and Subordinated Notes Payable

Long-term debt and subordinated notes payable consist of the following (in thousands):

	December 31, 2004	February 29, 2004	February 28, 2003
Convertible subordinated debentures, due October 2007; interest at 10.5% payable semi-annually; annual principal payments through maturity, unsecured	$ 1,219	$ 1,650	$ 2,081
Mortgage loan, due June 2010; interest at LIBOR plus 2.25%; monthly principal payments of $14	1,750	1,889	-
Short term bridge loan, due at closing of Columbus Nova financing, interest at 12%	4,000	-	-
	6,969	3,539	2,081
Less current maturities	(4,598)	(598)	(407)
	$ 2,371	$ 2,941	$ 1,674

The terms of the 2007 convertible subordinated debentures call for the annual redemption of approximately $431,000 of principal.  The debentures are convertible into Common Stock of the Company at any time prior to maturity at $16.17 per share, subject to adjustment under certain conditions.  At December 31, 2004, 75,386 shares of Common Stock were reserved for conversion.

The mortgage loan is secured by a pledge of a real estate property owned by the Company’s subsidiary, Andersen Land Corp., which at December 31, 2004 has a net carrying value of $3,043,000, and an assignment of the rents.  The loan calls for the interest rate to be reset at various intervals of one to nine months at the Company’s discretion, based on the prevailing LIBOR rate.  The mortgage loan requires Andersen Land Corp. to meet a quarterly debt service earnings covenant.

The Columbus Nova bridge loan was entered into in connection with the $51 million debt and equity financing package which was agreed to in August 2004 and consummated in January 2005.  In connection with the consummation of this overall financing package, in January 2005, the $4 million bridge loan was repaid in full from the proceeds of an $18.5 million drawdown of a $28.5 million term loan facility.  The Columbus Nova transaction is more fully described in Note 26.

Maturities of long-term debt for each of the next five fiscal years as of December 31, 2004 are as follows (in thousands): 2005- $4,598; 2006 - $598; 2007 - $523; 2008 - $167 and 2009 - $166; thereafter - $917.

(12)

Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Ten Months ended December 31,	Years ended February 28/29,
	2004	2004	2003	2002
Current Federal	-	$(314)	$ 25	$ 373
Current State	$ 37	104	177	60
Deferred Federal	(6)	61	(28)	55
Deferred State	(2)	92	57	(77)
Deferred foreign	(197)	-	-	-
	(168)	(57)	231	411
Less amount relating to discontinued operations	-	-	766	1,366
Income tax benefit from continuing operations	$(168)	$ (57)	$(535)	$(955)

The difference between the actual income tax expense (benefit) and the income tax expense (benefit) computed by applying the statutory Federal income tax rate of 34% and the Russian income tax rate of 24% to income (loss) before income taxes is attributable to the following (in thousands):

	Ten Months ended December 31,	Years ended February 28/29,
	2004	2004	2003	2002
Income tax (benefit) expense, at statutory rates	$ (1,751)	$(753)	$(74)	$334
Effect of foreign tax rate differences	324	-	-	-
State income taxes, net of Federal impact	23	2	185	(17)
Tax credits	-	-	(70)	-
Valuation allowance	1,509	707	160	96
Other	(273)	(13)	30	(2)
Income tax (benefit) expense	$ (168)	$ (57)	$231	$411

The principal components of the net deferred tax assets (liability) as of December 31, 2004, February 29, 2004 and February 28, 2003 are as follows (in thousands):

	December 31, 2004	February 29, 2004	February 28, 2003
Deferred tax liabilities:
Fixed asset basis differences	$ (614)	$ (813)	$ (288)
Construction in process and advances	(1)	(68)	-
Pension	(1,944)	(1,743)	(1,627)
Intangible assets	(1,490)	(1,488)	-
Deferred costs	(417)	-	-
Investment in IAS	(577)	(776)	-
Unrealized gains on marketable securities, net	-	(418)	(231)
Total deferred tax liabilities	(5,043)	(5,306)	(2,146)
Deferred tax assets:
Post-retirement benefits other than pensions	294	35	-
Equity in losses of Moscow Broadband	-	-	1,202
Allowance for uncollectible receivables	-	22	10
Accruals and provisions	166	-	8
Deferred revenue	272	-	-
Federal and State credit carry-forwards	404	404	196
Federal and State net operating loss carry forwards	1,472	408	-
Valuation allowance	(1,918)	(409)	(1,181)
Other	-	169	111
Total deferred tax assets	690	629	346
Net deferred tax liabilities	$(4,353)	$(4,677)	$(1,800)

At December 31, 2004, the Company had $404,000 of Federal alternative minimum tax credit carry-forwards that have no expiration date.   A valuation allowance of $1,918,000 has been established at December 31, 2004 against the U.S. and Russian net operating loss carry forwards and credit carry forwards to the extent it is more likely than not that these items will not be realized.

(13)

Series A Cumulative Convertible Preferred Stock

The Company’s Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) has an annual dividend rate of $1.50 per share, which is paid quarterly.  The Series A Preferred Stock is convertible into the Company’s Common Stock at any time at a rate of 3.055 shares of Common Stock for each share of Series A Preferred Stock, subject to certain adjustments. At December 31, 2004, 458,689 shares of Common Stock have been reserved for conversion.

In April 2004, the Company called for the redemption of 35,000 shares, or approximately 18.6%, of the outstanding shares of its Series A Preferred Stock with a redemption date, as extended, of May 14, 2004.  As a result of the redemption and voluntary conversions of the Series A Preferred Stock into Common Stock in lieu of redemption, 8,761 shares of Series A Preferred Stock were redeemed and 29,016 shares of Series A Preferred Stock were converted into 88,635 shares of Common Stock. Also, during TP04, 85 shares of Series A Preferred Stock were exchanged for 259 shares of Common Stock.  At December 31, 2004, 150,144 shares of Series A Preferred Stock remain outstanding.

During FY02, 13,195 shares of the Series A Preferred Stock were converted into 25,650 shares of the Company’s Common Stock.  There were no redemptions of Series A Preferred Stock during FY03.

Holders of the Series A Preferred Stock have no voting rights, except as required by applicable law and except that when among other things, accrued and unpaid dividends on the Series A Preferred Stock are equal to or exceed the equivalent of six quarterly dividends payable on the Series A Preferred Stock, such holders will be entitled to elect one director to the Company’s board of directors until the dividend arrearage has been paid or amounts have been set apart for such payment.  The Series A Preferred Stock is senior to the Common Stock with respect to dividends and liquidation events.

(14)

(Loss) Income Per Share

The computation of basic and diluted (loss) income per share is as follows (in thousands, except per share amounts):

	Ten Months ended December 31,		Years ended February 28/29,
	2004	2003 (unaudited)	2004	2003	2002
Numerator for basic and diluted earnings per share:
(Loss) income applicable to common shareholders	$(5,341)	$(1,831)	$ (2,440)	$ (728)	$ 242
Denominator for basic earnings per share:
Weighted average shares outstanding	8,612	2,100	2,187	2,099	2,082
Effect of dilutive securities	-	-	-	-	-
Denominator for diluted earnings per share	8,612	2,100	2,187	2,099	2,082
Basic and diluted (loss) income per share	$ (0.62)	$ (0.87)	$ (1.12)	$ (0.35)	$ 0.12

For TP04, FY04, FY03 and FY02, the net addition of 10,792; 2,470; 6,532 and 22,050 common share equivalents, respectively, from the assumed exercise of stock options using the treasury method have been excluded, because of their anti-dilutive effects.

For each of TP04, FY04, FY03 and FY02, the effects of the assumed conversion of the Preferred Stock and the 10 1/2% Convertible Subordinated Debentures have been excluded because the impacts of such conversions would have been anti-dilutive.

(15)

Stock Option Plans

The Company’s 2003 Stock Option Plan as amended in December 2004 (the “2003 Option Plan”) provides for option grants to directors and key employees at prices equal to at least 50% of the stock’s fair market value at date of grant. Options have a maximum term of ten years.  Options to acquire 95,000 shares of Common stock were issued during TP04.  No stock options were granted during FY04, FY03 or FY02.  The per share weighted average fair value of stock options granted during TP04 under the 2003 Option Plan was $3.99 using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate of 3.5%, expected life of five years, and expected volatility of 70%.

The Company has adopted the disclosure provisions of SFAS No. 123.    Accordingly, no compensation expense has been recognized for the 2003 Option Plan.  Had compensation cost for the 2003 Stock Option Plans and predecessor and subsidiary option plans been determined based on the fair value on the grant date for awards made in FY01 and consistent with the provisions of SFAS No. 123, the Company’s net (loss) income applicable to common shares, and the (loss) income per share would have adjusted to the pro forma amounts indicated below (amounts in thousands, except per share data):

	Ten months ended December 31,		Years ended February 28/29,
	2004	2003 (unaudited)	2004	2003	2002
Income (loss) applicable to common shareholders:
As reported	$(5,341)	$(1,831)	$ (2,440)	$ (728)	$ 242
Deduct total stock based employee compensation expense determined under fair value method	(81)	-	-	(40)	(69)
Pro forma	(5,422)	$(1,831)	$ (2,440)	$ (768)	$ 173
Income (loss) per share – basic and diluted:
As reported	$ (0.62)	$ (0.87)	$ (1.12)	$ (0.35)	$ 0.12
Pro forma	$ (0.63)	$ (0.87)	$ (1.12)	$ (0.37)	$ 0.08

The Company has reserved 151,500 shares of Common Stock for the exercise of stock options including options issued pursuant to an expired plan and 20,000 options granted by the Company outside of a plan.

During FY04, the Company adopted the 2003 Option Plan and a stock plan (the “2003 Stock Plan”).  During TP04, the 2003 Option Plan was amended to increase the number of allowable option grants from 670,000 to 1,700,000 and to allow for options grants of not less than 50% of the stock’s fair market value at the date of grant. At December 31, 2004, 1,605,000 options remain available for grant of which 1,161,050 were granted on January 13, 2005 with an exercise price of $5.00 per share to new management and consultants pursuant to the Company’s agreements with Columbus Nova as further described in Note 26.  The 2003 Stock Plan provides for the grant of up to 330,000 shares of the Company’s Common Stock to employees, directors and consultants of which 229,567 remain available for grant at December 31, 2004.

Stock Option activity under the Company’s plans was as follows:

Outstanding Options	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices
Balance as of February 28, 2001	102,700	$ 8.06	$3.81 - $13.50
Canceled	(6,000)	$ 8.38	$ 8.38
Exercised	(2,450)	$ 3.81	$ 3.81
Balance as of February 28, 2002	94,250	$ 8.16	$3.81 - $13.50
Canceled	(20,000)	$10.50	$10.50
Exercised	(5,750)	$ 5.93	$3.81 - $ 6.25
Balance as of February 28, 2003	68,500	$ 7.66	$3.81 - $13.50
Canceled	(6,000)	$ 4.97	$3.81 - $ 6.13
Exercised	(6,000)	$ 3.81	$ 3.81
Balance as of February 29, 2004	56,500	$ 8.35	$3.81 - $13.50
Issued	95,000	$ 6.61	$ 6.61
Canceled	-	-	-
Exercised	-	-	-
Balance as of December 31, 2004	151,500	$7.26	$3.81 - $13.50

At December 31, 2004, the range of exercise prices and the weighted average remaining contractual life of the options was as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$13.50	20,000	$13.50	5.3 years	20,000	$13.50
$6.61	95,000	$ 6.61	4.7 years	-	-
$6.13- $6.25	26,000	$ 6.22	2.9 years	26,000	$ 6.22
$3.81	10,500	$ 3.81	1.3 years	10,500	$ 3.81
	151,500	$ 8.35	4.2 years	56,500	$ 8.35

(16)

Retirement Plans

The Company maintains a noncontributory defined benefit plan and a defined contribution plan, which collectively cover substantially all full-time U.S.-based employees.  The defined contribution plan is funded through employee contributions and employer matching contributions. Pension expense for the Company’s defined contribution plan totaled $7,000, $5,000, $43,000 and $213,000 in TP04, FY04, FY03 and FY02, respectively.  Forfeiture funds with the defined contribution plan were used in each of the last two accounting periods to reduce the Company’s contributions.  The defined benefit plan held 12,250 shares of the Company’s stock at each of December 31, 2004, February 29, 2004 and February 28, 2003.

The following table sets forth the changes in benefit obligations, changes in fair value of plan assets, funded status and net amounts recognized for the defined benefit plan (in thousands).   For periods prior to TP04, such amounts are reported on a two-month lag to coincide with the December 31 fiscal year end of the plan.

	Ten Months Ended	Fiscal Years Ended
	December 31, 2004	February 29, 2004	February 28, 2003	February 28, 2002
Changes in Benefit Obligations
Benefit obligation at beginning of year	$ 13,999	$ 12,926	$ 13,354	$ 12,304
Service cost	24	27	100	299
Interest cost	819	813	841	888
Experience loss	81	-	324	339
Distributions	(1,016)	(889)	(1,485)	(873)
Effect of curtailment	-	-	(1,431)	-
Impact of medical liability transfer	-	-	525	-
Effect of assumption changes	467	1,122	698	397
Benefit obligation end of year	14,374	13,999	12,926	13,354
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	15,438	14,283	15,680	15,324
Actual return on assets	1,340	2,044	88	1,229
Benefits paid	(1,016)	(889)	(1,485)	(873)
Fair value of plan assets at end of year	15,762	15,438	14,283	15,680
Funded status	1,388	1,439	1,357	2,326
Unrecognized net actuarial loss	3,542	3,318	3,237	2,530
Unrecognized past service cost	(3)	(3)	(3)	(81)
Prepaid pension expense	$ 4,927	$ 4,754	$ 4,591	$ 4,775

Experience losses are comprised primarily of variances in employee turnover, the amount of salary increases and the defined benefit plan’s mortality experience.  The effect of assumption changes is primarily comprised of changes in the discount rate used to calculate the projected benefit obligations.

During FY03, the Company amended the defined benefit plan to provide for enhanced pension benefits to a group of retirees as settlement of post-retirement health benefits being provided by the Company as discussed in Note 17.

For FY04, FY03 and FY02, the projected benefit obligations were determined using the following assumptions:

	As of	As of February 28/29
	December 31, 2004	2004	2003	2002
Discount rate	5.75%	6.00%	6.50%	7.00%
Future compensation growth rate	5.00%	5.00%	5.00%	5.00%
Long-term rate of return on plan assets	7.50%	8.00%	8.00%	8.00%

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

Net pension (income) expense for the Company’s funded defined benefit plan in TP04, FY04, FY03 and FY02 includes the following components (in thousands):

	Ten Months ended December 31,	Year ended February 29/28,
	2004	2004	2003	2002
Service cost of benefits accrued	$ 24	$ 27	$ 100	$ 299
Interest cost on projected benefit obligations	819	813	841	888
Expected return on plan assets	(1,126)	(1,108)	(1,220)	(1,192)
Unrecognized net gain	109	106	14	39
Pension (income) expense	$ (174)	$ (162)	$ (265)	$ 34

The Company’s pension plan’s investment strategy supports the objectives of the defined benefit plan, which are to achieve and maintain full funding of the accumulated benefit obligations and the actuarial liabilities and to maximize returns within reasonable and prudent levels of risk.  The defined benefit plan has established a strategic asset allocation policy to achieve these objectives.  The defined benefit plan’s liabilities, investment objectives and investment managers are periodically reviewed.

The following table presents the target allocation for 2005 and the asset allocation for the defined benefit plan as of December 31, 2004, February 29, 2004 and February 28, 2003, by asset category:

			Actual Allocation of Plan Assets
Asset Category	Target Allocation	December 31, 2004	February 29, 2004	February 28, 2003

Equity securities	35-50%	54%	51%	44%
Income securities	50-65%	46%	49%	56%
		100%	100%	100%

The Company has not made any contributions to the defined benefit plan since the plan was acquired in FY91 as part of the acquisition of JM Ney, and it expects that it will not be required to make any contributions during 2005.

As of December 31, 2004, the estimated future benefit payments for the next ten years were as follows (in thousands):  2005 - $885; 2006 - $920; 2007 - $911; 2008 - $934; 2009 - $953; 2010 -2014 - $4,695.

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

(18)

Business Segments

During TP04, the Company operated in one continuing segment, which includes its cable television and Internet access operating company.  Corporate-level activities are not considered to constitute a separate segment, and are included in the one segment.  During FY04, the Company operated in one continuing segment, which includes the Company’s investment, real estate and corporate administrative activities.

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

The carrying values of long-term debt issued by banks approximate fair value based on interest rate and repayment terms, and the extent to which the individual debts are collateralized.  At December 31, 2004, the fair value of the Company’s 10.5% convertible debentures was approximately $1,083,000 based on recent quoted prices.

(20)

Litigation

The Company is involved in various legal proceedings generally incidental to its business.  The outcome of any litigation or regulatory issues contains an element of uncertainty.  Given the legal and factual issues that remain outstanding related to the Company’s litigation, the Company currently has no basis to ascertain the range of loss, should any occur, with respect to an outcome that may be considered unfavorable.

(21)

Commitments and Contingencies

The Company has a contingent liability with respect to a $386,000 letter of credit used by its bank to secure performance bonds issued in connection with an unresolved state income tax matter. The Company believes that its accruals are sufficient to meet any obligations that may arise from this matter.

The Company is also party to certain operating leases which will require payments totaling $56,000 during 2005, $41,000 during 2006, $11,000 during 2007 and $2,000 in 2008.

At December 31, 2004, the Company was contingently liable for the issuance of up to 477,994 shares of its Common Stock to COMCOR if certain intercompany contributions to CCTV were not made.  This obligation was waived in connection with agreements relating to the Columbus Nova financing transaction described in Note 26.

Russian Operating Environment

The tax, currency and customs legislation within the Russian Federation is subject to varying interpretations, and changes, which can occur frequently. The future economic direction of the Russian Federation is largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the Government, together with tax, legal, regulatory, and political developments. While there have been improvements in the economic situation in the Russian Federation in recent years, the country continues to display some characteristics of an emerging market.  These characteristics include, but are not limited to, the existence of a currency that is not freely convertible in most countries outside of the Russian Federation, restrictive currency controls, and relative high inflation.

The prospects for future economic stability in the Russian Federation are largely dependent upon the effectiveness of economic measures undertaken by the government, together with legal, regulatory, and political developments.

Capital Commitments

CCTV’s purchase commitments for network design and construction, including equipment for subscriber equipment and other materials and for software upgrade totaled approximately $1,493,000 as of December 31, 2004.

Russian Taxation and Legislation

Russian tax, currency and customs legislation is subject to varying interpretations, and changes, which can occur frequently.  Management’s interpretation of such legislation as applied to the transactions and activity of CCTV may be challenged by the relevant regional and federal authorities.  In particular, recent developments in the Russian environment suggest that the Russian authorities are becoming more active in seeking to enforce interpretations of the tax legislation, which may be different to their previous interpretations or practices.  Fiscal periods remain open to review by the authorities for three calendar years preceding the year of review (one year in the case of customs).  Significant additional taxes, penalties and interest may be assessed on taxpayers in the Russian Federation as a result of such reviews.  Under certain circumstances reviews may cover longer periods.

As of December 31, 2004, management believes that its interpretation of the relevant legislation is appropriate and CCTV’s tax, currency and customs positions will be sustained.

(22)

Supplemental Disclosure of Cash Flow Information

The information below supplements the cash flow data presented in the Company’s Consolidated Statements of Cash Flows (in thousands):

	Ten Months ended December 31,	Years ended February 28/29,
	2004	2004	2003	2002
Cash paid (received) for:
Interest	$ 325	$ 262	$278	$ 1,038
Income taxes, net	$ 100	$(229)	$385	$ (13)

As discussed in Note 13, during TP04, the Company issued a total of 88,894 shares of its Common Stock in exchange for 29,101 shares of its Series A Preferred Stock.

During FY02, the Company issued 25,650 shares, of its Common Stock from the conversion of Series A Preferred Stock, and during FY02 it issued 247 shares of its Common Stock from conversion of 10 1/2% convertible notes.

(23)

Related Party Transactions

At December 31, 2004 and February 29, 2004, the Company had recorded liabilities to COMCOR totaling $1,584,000 and $2,275,000 respectively relating to unpaid fees which were incurred by CCTV for lease of secondary nodes and signal delivery and data network services. The February 28, 2004 amount was recorded at its fair value of $1,824,000 to reflect the fair value of shares of Common Stock which were subsequently issued to COMCOR in satisfaction of a portion of the overall liability to fulfill the terms of the Company’s agreements with COMCOR to acquire CCTV.  During the year ended December 31, 2004, CCTV recorded $1,316,000 of costs associated with services prior to COMCOR.

CCTV leases office space from IAS for which it paid a total of $510,000 during the year ended December 31, 2004.

In March 2005, the Company’s Board of Directors approved new agreements between CCTV and COMCOR as further described in Note 26.  In connection with the signing of these agreements, CCTV paid COMCOR approximately $1,538,000 of accrued but unpaid fees.

(24)

Quarterly Financial Data (unaudited)

TP2004 Quarterly Financial Data	May 31	August 31	November 30	December 31
Revenue	$1,378	$1,404	$1,470	$1,880
Cost of sales	1,150	1,329	1,278	1,426
Gross profit	228	75	192	454
Operating expenses	1,694	2,062	1,488	1,582
Operating loss	(1,466)	(1,987)	(1,296)	(1,128)
Equity in losses of IAS	(132)	(39)	(23)	(153)
Investment income and other income	332	194	73	78
Interest expense	(60)	(61)	(76)	(120)
Foreign currency translation gain (loss)	(7)	52	(17)	(8)
Loss before income taxes	(1,333)	(1,841)	(1,339)	(1,331)
Income tax benefit (expense)	67	113	12	(24)
Losses prior to consolidation	525	-	-	-
Net loss	(741)	(1,728)	(1,327)	(1,355)
Preferred dividends	(59)	(56)	(57)	(18)

Net loss	$ (800)	$(1,784)	$(1,384)	$(1,373)
Net loss per share – basic and diluted	$(0.09)	$(0.21)	$(0.16)	$(0.15)
Average number of shares outstanding	8,448	8,545	8,761	8,798

Due to the two month reporting lag in effect prior to the decision to change the Company’s fiscal year, the quarter ended May 31, 2004 includes the results of operations of CCTV and MBC for the three months ended March 31, 2004 with an adjustment to add back losses prior to the effective date of their acquisitions.  The quarters ended August 31, 2004 and November 30, 2004 and the month ended December 31, 2004 include CCTV’s and MBC’s results of operations for the three-month periods ended June 30, 2004, September 30, 2004 and December 31, 2004, respectively.

FY04 Quarterly Financial Data	May 31	August 31	November 30	February 29
Investment income and other income from continuing operations	$ 610	$ 335	$ 473	$ 211
Net loss from continuing operations before equity in losses of unconsolidated subsidiary and income taxes	(332)	(313)	(250)	(677)
Equity in losses of unconsolidated subsidiary	(174)	(147)	(167)	(155)
Net loss from continuing operations	(413)	(657)	(385)	(703)
Net loss	(484)	(727)	(456)	(773)
Earnings (Loss) Per Common Share-Basic and Diluted:	$(0.23)	$(0.35)	$(0.22)	$(0.32)
Average number of shares outstanding	2,100	2,100	2,100	2,448

(25)

Pro forma Financial Information (unaudited)

The following table presents the Company’s pro forma consolidated statement of operations for the Company’s year ended February 29, 2004 as if the Company had acquired CCTV and MBC as of March 1, 2003 (in thousands):

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

(26)

Subsequent Events

Columbus Nova Financing

On January 13, 2005, the Company closed on a $51 million debt and equity financing package with Columbus Nova   pursuant to which the Company received $22.5 million, before taking into account transaction costs of an estimated $3.2 million to $3.5 million, in exchange for 4,500,000 shares of newly-authorized Series B Preferred Stock issued at a price of $5.00 per share and warrants to acquire 8,283,000 shares of Series B Preferred stock at $5.00 per share within five years of closing.  As a result of the issuance of the Series B Preferred Stock and warrants Columbus Nova may be deemed as having acquired control of the Company.  The Company’s wholly-owned subsidiary, CCTV, also received $18.5 million of proceeds from a $28.5 million five-year Term Loan from Columbus Nova.  Proceeds from the Term Loan were used to repay a $4 million bridge loan entered into in connection with the financing, and to pay approximately $612,500 of fees associated with the Term Loan.  The remaining proceeds from this financing are expected to be utilized to expand CCTV’s “last-mile” hybrid fiber-coaxial HFC Network, to improve CCTV’s administrative and operating infrastructure, to allow CCTV to expand its sales and marketing activities and to met the cash needs of both the Company and CCTV as CCTV’s recurring revenues for the delivery of broadband able services in Moscow continues to increase.

The Series B Preferred Stock issued by the Company is convertible into Common Stock on a share for share basis and does not have any payment obligations except for preference rights in the event of liquidation.  The Term Loan accrues interest which is compounded quarterly at the annual interest rate of 12%, although CCTV has the option to pay quarterly interest in cash.

The Term Loan also involved pledges of substantially all of the Company’s and CCTV’s assets, including but not limited to fixed assets, securities, the shares of all significant subsidiaries and all future revenue. The Company and CCTV also committed to compensate Columbus Nova for any currency transaction losses and expenses that may be incurred in connection with any breach of the provision of the agreements.

In connection with the transaction with Columbus Nova, based on a market price of the Company’s Common Stock of $6.11 per share, the Company expects to record a non-cash charge of an estimated $14,189,000 relating to the beneficial conversion feature of the Series B Preferred Stock and the warrants issued to Columbus Nova as a result of the purchase price for these Common Stock equivalents being below the market value of the Common Stock at the time of entering the Subscription Agreement.

As part of the transaction with Columbus Nova, certain members of the Company’s management have resigned and the new members of the Company’s management and consultants received 1,161,050 of stock options at an exercise price of $5.00 per share.  The Company also expects to recognize approximately $1,289,000 of compensation expense relating to the value of the options over the three-year vesting period of such stock options.  Such expense will be in addition to any expense, if any, that may be required pursuant to SFAS No. 123R which requires companies to measure and recognize compensation expense for all stock-based payments at fair value effective with all interim and annual periods beginning after June 15, 2005.

Agreements with COMCOR

In March 2005, the Company’s Board of Directors ratified new 50-year agreements with COMCOR which, effective January 13, 2005, govern the terms and conditions for CCTV’s utilization of COMCOR’s fiber optic backbone network and related services.  The agreements strengthen the controls, monitoring and level of coordination between CCTV and COMCOR.  The agreements also provide for price increases for CCTV’s use of COMCOR’s secondary nodes, certain new fees and charges, and decreases in costs relating to services provided by COMCOR to support CCTV’s data transmission and Internet access services.  In connection with the Board’s ratification of the new agreements, CCTV paid COMCOR approximately $1,538,000 of previously accrued charges for which payment had been deferred in accordance with the terms of the prior agreements.  The new agreements do not provide for similar payment deferral arrangements.

Institute for Automated Systems

In March 2005, the agreement for the Company to restore its ownership of IAS to 43.5% was signed consistent with the provisions of agreements reached in December 2004 relating to the Columbus Nova financing.  Accordingly, the Company will pay approximately $866,000 to acquire 282,722 shares of IAS stock.  The Company estimates that the shares being acquired have a cost basis to the seller of approximately $806,000, exclusive of any costs that may have been incurred in the process.

ZAO PricewaterhouseCoopers Audit

Kosmodamianskaya Nab. 52, Bldg. 5

115054 Moscow

Russia

Telephone +7 (095) 967 6000

Facsimile +7 (095) 967 6001

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Moscow CableCom Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Moscow CableCom Corp. and its subsidiaries at December 31, 2004, February 29, 2004 and February 28,2003, and the results of their operations and their cash flows for each of the two years in the period ended February 29, 2004 and the ten month period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ ZAO PricewaterhouseCoopers Audit

Moscow, Russian Federation

March 31, 2005

The firm is an authorized licensee of the tradename and logo of PricewaterhouseCoopers.

MOSCOW CABLECOM CORP.
Schedule II - Valuation and Qualifying Accounts
(Amounts in thousands)

		Additions
Description	Balance at beginning of year	Charged (credit) to costs and expenses	Charged to other accounts		Deductions		Balance at end of year
Transition Period Ended December 31, 2004
Allowance for doubtful accounts	$ 40	$ 50	-		-		$ 90
Inventory valuation reserve	195	(14)	-		-		181
Construction in process valuation reserve	166	127	-		-		293
Deferred income tax valuation allowance	409	1,509	-		-		1,918

Fiscal Year Ended February 29, 2004
Allowance for doubtful accounts	$ 25	$ 15					$ 40
Inventory valuation reserve	-	-	195	(d)	-		195
Construction in process valuation reserve	-	-	166	(d)	-		166
Deferred income tax valuation allowance	1,181	707	772	(c)	(1,479)		409

Fiscal Year Ended February 28, 2003
Allowance for doubtful accounts	$ 96	$ (19)	-		$ (52)	(a)	$ 25
Reserve for returns	70	-	(44)	(b)	(26)	(a)	-
Deferred income tax valuation allowance	1,021	160	-		-		1,181

Fiscal Year Ended February 28, 2002
Allowance for doubtful accounts	$ 77	$ 20	-		$ (1)		$ 96
Reserve for returns	70	-	-		-		70
Deferred income tax valuation allowance	925	96	-		-		1,021

(a)

Write offs, net of recoveries.

(b)

Represents value of settlements of transition balances with buyer of JM Ney’s operating assets.

(c)

Represents elimination due to consolidation of investment in MBC due to its acquisition.

(d)

Acquired in connection with acquisition of CCTV.