Form 10-Q
period 2005-03-31
MOSCOW CABLECOM CORP
filed 2005-05-16
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the Registrant’s $.01 par value common stock outstanding at March 31, 2005 was 8,831,065 and the number of shares of the Registrant’s $.01 par value Series B Convertible Preferred Stock outstanding was 4,500,000.

MOSCOW CABLECOM CORP.
FORM 10-Q

Part I.  Financial Information
Item 1.  Financial Statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Balance Sheets
(In thousands, except per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,610	$ 1,817
Marketable securities	4,004	-
Accounts and other receivables, less allowance for doubtful accounts of $94 and $90	212	192
Inventories	516	681
Taxes receivable	2,024	1,751
Prepaid expenses and other current assets	3,104	1,291

Total current assets	36,470	5,732
Property, plant and equipment, net	17,333	17,019
Construction in progress and advances	5,724	4,547
Prepaid pension expense	4,973	4,927
Intangible assets, net	5,305	5,456
Goodwill	5,115	5,115
Investment in Institute for Automated Systems	7,528	7,585
Other assets	1,694	1,383

Total assets	$84,142	$51,764
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$ 598	$ 4,598
Payable to affiliate	326	1,584
Accounts payable	1,411	1,884
Accrued liabilities	4,874	2,666

Total current liabilities	7,209	10,732
Long-term debt, less current maturities	20,829	2,371
Other long-term obligations	1,293	1,212
Deferred income taxes	4,311	4,353

Total liabilities	33,642	18,668
Commitments and contingencies (Note 8)
Stockholders’ equity:
Series A cumulative convertible preferred stock, no par value; authorized 800,000 shares; 115,044 shares issued and outstanding; liquidation preference $18.75 per share	2,792	2,792
Series B convertible preferred stock, $.01 par value; authorized 25,000,000 shares, issued and outstanding 4,500,000 shares	45	-
Common stock, $.01 par value; authorized 40,000,000 shares; issued and outstanding 8,834,065 and 8,799,541 shares, respectively	88	88
Treasury stock, at cost, 24,500 shares	(180)	(180)
Additional paid-in capital	65,489	35,246
Accumulated deficit	(17,734)	(4,850)

Total stockholders’ equity	50,500	33,096

Total liabilities and stockholders’ equity	$84,142	$51,764
The accompanying notes are an integral part of these consolidated condensed financial statements.

MOSCOW CABLECOM CORP.

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

Sales and revenues
Subscription fees, connection fees and equipment sales	$2,189	$1,200
Other	42	178

Total revenue	2,231	1,378

Cost of sales
Services from related party	371	297
Salaries and benefits	275	301
Depreciation and amortization	414	303
Other	428	249

Total cost of sales	1,488	1,150

Gross margin	743	228

Operating expenses
Salaries and benefits	1,303	779
Depreciation	100	119
General and administrative	1,029	925

Total operating expenses	2,432	1,823

Loss from operations	(1,689)	(1,595)

Equity in losses of Institute for Automated Systems	(57)	(132)
Investment income and other income	249	356
Interest expense	(579)	(60)
Foreign currency translation (loss)	(3)	(7)

Loss before income taxes	(2,079)	(1,438)
Income tax benefit	32	67
Losses of subsidiaries prior to consolidation	-	525

Net loss	(2,047)	(846)
Preferred dividends	(56)	(71)
Amortization of beneficial conversion feature	(10,781)	-

Net loss applicable to common shares	$(12,884)	$ (917)

Earnings per common share:
Basic and diluted (Note 5)	$(1.46)	$ (0.20)
The accompanying notes are an integral part of these consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance December 31, 2004	$2,792	-	$88	$(180)	$35,246	$(4,850)	$33,096

Series B Preferred Stock and warrants issued, net of transaction costs	-	45	-	-	18,982	-	19,027
In-the-money stock options granted	-	-	-	-	294	-	294
Stock grants	-	-	-	-	175	-	175
Exercise of stock options	-	-	-	-	11	-	11
Amortization of beneficial conversion feature	-	-	-	-	10,781	(10,781)	-
Net loss	-	-	-	-	-	(2,047)	(2,047)
Preferred dividends	-	-	-	-	-	(56)	(56)

Balance March 31, 2005	$2,792	$45	$88	$(180)	$65,489	$(17,734)	$50,500
The accompanying notes are an integral part of these condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

Cash flows from operating activities:
Net loss	$(2,047)	$ (846)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Losses of subsidiaries prior to consolidation	-	(525)
Equity in losses of Institute for Automated Systems	57	132
Depreciation and amortization	513	426
Stock-based compensation	175	287
Deferred income taxes	(42)	(76)
Pension income	(46)	(43)
Net gains from marketable securities	(5)	(170)

Changes in operating assets and liabilities, net of changes from acquisitions of CCTV and Moscow Broadband in 2004:
Accounts and other receivables	(20)	(196)
Inventories	165	179
Prepaid expenses and other assets	(1,640)	(871)
Accounts payable and payables to affiliates	(1,731)	1,128
Accrued liabilities and other long-term obligations	1,164	1,141

Net cash (used in) provided by operating activities	(3,457)	566

Cash flows from investing activities:
Investment in CCTV	-	(11)
Purchases of property and equipment	(1,853)	(803)
Purchases of marketable securities	(4,040)	(814)
Proceeds from sales of marketable securities	41	2,981

Net cash (used in) provided by investing activities	(5,852)	1,353

Cash flows from financing activities:
Proceeds from issuance of Series B Preferred Stock, net of expenses paid	20,152	-
Proceeds from term debt, net of fee paid	18,037	-
Principal payments on term debt	(4,042)	(42)
Payment of short-term borrowings	-	(250)
Stock options exercised	11	23
Preferred dividends paid	(56)	(71)

Net cash provided by (used in) financing activities	34,102	(340)

Net increase cash and cash equivalents	24,793	1,579
Cash acquired in CCTV and Moscow Broadband acquisitions	-	1,183
Cash and cash equivalents - beginning of period	1,817	845

Cash and cash equivalents - end of period	$26,610	$ 3,607
The accompanying notes are an integral part of these consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Notes to Consolidated Condensed Financial Statements (unaudited)

(1)

Accounting Policies

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Moscow CableCom Corp. (the “Company”) and related notes as contained in the Transition Report on Form 10-K for the ten-month period ended December 31, 2004.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the interim period.  The condensed consolidated statements of operations for the interim periods are not necessarily indicative of the results for a full fiscal year.

Marketable Securities

At March 31, 2005, marketable securities represent investments in auction rate securities which are highly liquid variable-rate debt securities.  While the underlying securities have maturities in excess of one year, the interest rate is reset through auctions that are typically held every 28-35 days.  The securities trade at par on the auction dates and interest is paid at the end of each auction period.  Because of the short interest rate reset period, the book value of the securities approximates fair value.

During each of the three month periods ended March 31, 2005 and 2004, the Company also bought and sold marketable securities in the form of the common stock of certain financial institutions.  However, on each of those dates, the Company held no such common stocks.

Consolidation

The Company has consolidated the accounts of all its wholly-owned and majority-owned subsidiaries for the periods being reported.  For the three months ended March 31, 2004, the results of operations of ZAO ComCor-TV (“CCTV”) have been excluded to the extent the Company did not have a direct or indirect interest in its results prior to CCTV’s acquisition on February 24, 2004.  This adjustment has been reflected as “Loss of subsidiaries prior to consolidation”.   As the Company’s primary activities center around CCTV’s operations, the Company operates as one reportable segment.

In January 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from February 28/29 to December 31, 2004, effective December 31, 2004.  This change was made to allow the Company to better align its financial reporting with the way it manages its business.  The accompanying comparative consolidated condensed statements of operations and cash flows for the three months ended March 31, 2004 have been prepared to facilitate the comparison and evaluation of the Company’s consolidated results of operations for the three months ended March 31, 2005.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

  The Company expects to adopt SFAS 123R in the quarter which begins January 1, 2006.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the accounting pronouncement would have approximated the impact of SFAS 123 as described below in the disclosure of pro forma net income and earnings.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not expected to have a material impact on our reported net operating cash flows or our net financing cash flows in periods after adoption.

Stock-based Compensation Plans

The Company follows APB 25 and related Interpretations, in accounting for its stock-based compensation plans and has elected to continue to use the intrinsic value-based method to account for stock option grants.  The intrinsic value of stock-based compensation issued to employees as of date of grant is recognized as such grants are vested.  In addition, for stock options granted, the Company has adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, an amendment SFAS 123.  Accordingly, no compensation expense has been recognized for the Company’s stock option plans.  Had we elected to recognize compensation expense based upon the fair value at the grant dates for awards under the stock option plans, net loss per share would have been increased to the pro forma amounts indicated in the following table (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Net loss:
As reported	$ 2,047	$(846)
Deduct: Total stock based compensation expense determined under the fair value method, net of taxes	(372)	-
Pro-forma net loss	$(2,419)	$(846)
Basic and diluted net loss per share (see Note 5):
As reported	$ (1.46)	$(0.20)
Pro-forma	$ (1.50)	$(0.20)

The weighted average fair value of the Company’s stock options was calculated using the Black-Scholes Option Pricing Model with the following assumptions for grants issued in 2005: no dividend yield; expected volatility of 70%; risk free interest rate of 3.36%; and expected lives of between 1.5 years and 5 years.

(2)

Columbus Nova Financing Transaction

On January 13, 2005, the Company closed on a $51 million debt and equity financing package with certain affiliates of Columbus Nova Capital (“Columbus Nova”) pursuant to which the Company received $22.5 million, before taking into account transaction costs currently estimated to total $3,473,000, in exchange for 4,500,000 shares of newly-authorized Series B Convertible Preferred Stock (the “Series B Preferred Stock”) issued at a price of $5.00 per share and warrants to acquire 8,283,000 shares of Series B Preferred Stock at $5.00 per share within five years of closing.  The Company’s wholly-owned subsidiary, CCTV, also received $18.5 million of proceeds from a $28.5 million five-year term loan from Columbus Nova (the “CN Term Loan”).  Proceeds from the CN Term Loan were used to repay a $4 million bridge loan entered into in 2004 in connection with the financing, and to pay approximately $612,500 of fees associated with the CN Term Loan.  The remaining proceeds from this financing are expected to be utilized to expand CCTV’s “last-mile” hybrid fiber-coaxial network, to improve CCTV’s administrative and operating infrastructure, to allow CCTV to expand its sales and marketing activities and to meet the cash needs of both the Company and CCTV until the Company can generate cash from operations.

The Series B Preferred Stock issued by the Company is convertible into Common Stock on a share for share basis and does not have any payment obligations except for preference rights in the event of liquidation.  The CN Term Loan accrues interest which is compounded quarterly at the annual interest rate of 12%, although CCTV has the option to pay quarterly interest in cash.

The CN Term Loan also involved pledges of substantially all of the Company’s and CCTV’s assets including but not limited to fixed assets, securities, the shares of all significant subsidiaries and all future revenue.  The Company and CCTV also committed to compensate Columbus Nova for any currency transaction losses and expenses that may be incurred in connection with any breach of the provision of the agreements.

As part of the transaction with Columbus Nova, new members of the Company’s management and consultants received 1,161,050 of stock options at an exercise price of $5.00 per share.  The fair value of $294,000 for this in-the-money feature is being amortized as compensation expense over the three-year vesting period of such stock options.  Such expense excludes any expense that may be required in future accounting periods pursuant to SFAS123R.

(3)

Intangible Assets and Goodwill

In May 2003, the Company entered into agreements with Moscow Telecommunications Corporation (“COMCOR”) in which the Company agreed to acquire control over 100% of the outstanding stock of CCTV through i) the contribution of cash into CCTV, of which $3.5 million was made in May 2003; ii) the issuance of 4,220,879 shares of its Common Stock in exchange for the shares of CCTV held by or to be acquired by COMCOR; and iii) the issuance of 2,250,000 shares of its Common Stock in exchange for the 75% of Moscow Broadband Communication Ltd (“MBC”) not previously owned by the Company.  On February 24, 2004, the Company issued 4,000,000 shares of its Common Stock to COMCOR and 2,250,000 shares of its Common Stock to the shareholders of MBC to acquire control over all the outstanding equity of CCTV.  In September 2004, the Company issued an additional 220,879 shares of its Common Stock to COMCOR to facilitate the settlement of approximately $1,380,000 of CCTV’s liabilities to COMCOR through the issuance of CCTV stock to COMCOR, that, in turn, COMCOR exchanged with the Company for the Common Stock in accordance with the agreements.

The consideration for the acquisition of CCTV and MBC was valued at $30.7 million, which includes the cash contribution of $3.5 million in May 2003 and $27.2 million representing the value of shares of Common Stock issued based upon the market price of $4.21 per share for the Company’s Common Stock at the time the agreements were reached and announced in May 2003.  The purchase price has been allocated as follows:  $12.3 million to the net assets of CCTV, $7.1 million to CCTV’s 43.5% equity interest in the Institute for Automated Systems (“IAS”) and $11.3 million related to intangible assets and goodwill on the transaction.

The Company’s agreement with COMCOR, pursuant to which COMCOR provides signal delivery and other services from its fiber optic network to CCTV, has been concluded at rates more favorable to the Company than current market terms.  Accordingly, the Company has recorded an intangible asset related to the economic savings associated with this relationship.  Although this agreement as further amended in March 2005 does not expire until 2055, the Company believes that obsolescence, demand, competition, and other economic factors may limit the usefulness of the these agreements and, accordingly, the relationship is being amortized over a useful life of 10 years based on the consideration of the aforementioned factors.

CCTV’s licenses to provide television broadcast and cable television services were determined to have a finite life of 10 years based upon the expectation of obsolescence, demand, competition, and other economic factors that limit the useful life of the asset.  The Company’s broadcast and cable television license has been renewed until April 2010 and licenses for data transmission and other services have been extended until July 2005 pending further review.  The Company expects that its licenses will be renewed in the ordinary course of business.

For the first quarter of 2005, the Company recorded $151,000 of amortization related to the COMCOR agreement and broadcast license assets.  Over each of the next five years, the Company expects to recognize annual amortization of approximately $604,000 related to these intangible assets.

At March 31, 2005, intangible assets were comprised as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Agreement with COMCOR	$3,490	$(436)	$3,054
Broadcasting licenses	2,572	(321)	2,251
Totals	$6,062	$(757)	$5,305

Goodwill recorded in connection with the acquisition of CCTV represents the excess of the acquisition price over the currently estimated fair value of the identified tangible and intangible assets of CCTV.  In accordance with SFAS 142, goodwill is not being amortized and will be tested for impairment at least annually.  The impairment test involves a comparison of the fair value of its reporting unit as defined under SFAS 142, with carrying amounts.  If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired.  The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of the assets.

(4)

Investment in Institute For Automated Systems

IAS is a telecommunications company that operates a data communications network in Russia.  As a result of the acquisitions of CCTV and MBC in February 2004, the Company had a 43.5% equity interest in IAS, which was temporarily diluted to 12.0% in October 2004 as part of a process that provided IAS with sufficient funds to enable it to pay its long-term debt obligations.  In April 2005, the planned restoration of the Company’s ownership stake was completed upon the payment of approximately $866,000, which as of each of March 31, 2005 and December 31, 2004, is included in the reported value of IAS and within accrued liabilities.  For the three months ended March 31, 2005, the Company recorded $57,000 as its 43.5% equity in IAS’s losses which totalled $131,000 for the quarter.

The Company’s investment in IAS is recorded at $7,528,000 as compared to 43.5% of IAS’s equity which is $3,032,000.  The difference is due to the valuation of IAS as part of the process to allocate the purchase price for the acquisition of CCTV and MBC including appropriate consideration of the additional payment which was made to enable the Company to maintain its ownership percentage.  Such difference is primarily attributable to the fair value of real estate owned by IAS.

The following presents the summarized financial condition of IAS as of March 31, 2005 and December 31, 2004, and the results of its operations for the three month periods ended March 31, 2005 and 2004 (in thousands):

Balance Sheet	March 31, 2005	December 31, 2004
Current assets	$1,095	$1,251
Non-current assets	7,736	7,912

Total assets	$8,831	$9,163

Current liabilities	$ 635	$ 836
Non-current liabilities	-	-

Total liabilities	635	836

Shareholders’ equity	$8,196	$8,327
	$8,831	$9,163

	Three months ended
Statement of Operations	March 31, 2005	March 31, 2004

Revenues	$1,340	$ 1,294
Cost of revenues	(1,093)	(1,045)
Operating expenses	(370)	(397)

Loss from operations	(123)	(148)
Foreign currency transaction loss	(2)	(84)
Interest expense	-	(71)
Income tax expense	(6)	-

Net loss	$ (131)	$ (303)

(5)

Loss Per Share

Loss per share is computed based on the weighted average number shares of Common Stock and equivalent shares outstanding.  Diluted earnings per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive.  For the three months periods ended March 31, 2005 and 2004, the assumed conversion of the Company’s convertible securities, including the Series B Preferred Stock, had antidilutive effects on the Company’s earnings per share.

	Three Months Ended March 31,
	2005	2004
Calculation of basic loss per share

Numerator for basic and diluted loss per share:
Net loss, as reported	$ (2,047)	$ (846)
Preferred dividends	(56)	(71)
Amortization of beneficial conversion feature	(10,781)	-

Numerator for basic and diluted loss per share	$(12,884)	$ (917)

Denominator for basic loss per share:
Weighted average number of shares outstanding during the period	8,812	4,632
Effect of dilutive securities	-	-

Denominator for diluted loss per share	8,812	4,632

Basic loss per share	$ (1.46)	$ (0.20)

Diluted loss per share	$ (1.46)	$ (0.20)

In connection with the transaction with Columbus Nova, based on a market price of the Company’s Common Stock of $6.11 per share at the time of the transaction, the $22,500,000 gross proceeds received for the issuance of the equity securities, and the $5.00 per share exercise price of the warrants issued, the Company has recorded a non-cash charge to accumulated deficit in the amount of $10,633,000 relating to the beneficial conversion feature of the Series B Preferred Stock, and it has amortized $148,000 of the $3,562,000 value attributable to the beneficial conversion feature of the warrants into accumulated deficit.  This amortization will continue over the five-year life of the warrants.  Corresponding credits to additional paid-in capital have also been recorded in connection with this amortization.  The amortization of the beneficial conversion feature into accumulated deficit has been considered in the calculation of the loss per share for the period ended March 31, 2005 which has increased the loss per share by $1.22 per share.

(6)

Retirement Plans

The Company maintains a non-contributory defined benefit plan and a defined contribution plan which collectively cover substantially all U.S.-based full-time employees.  The defined contribution plan is funded through employees’ contributions and employer’s matching contributions.  Pension expense for the Company’s defined contribution plan totaled $0 and $5,000 for the three months ended March 31, 2005 and May 31, 2004, respectively.

The projected benefit obligations were determined using the following assumptions:

	2005	2004

Discount rate	5.75%	6.00%
Future compensation growth rate	5.00%	5.00%
Long-term rate of return on plan assets	7.50%	8.00%

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

	Three Months Ended March 31,
	2005	2004

Components of periodic benefit cost:
Service cost of benefits accrued	$ 7	$ 6
Interest cost on projected benefit obligations	201	205
Expected return on plan assets	(286)	(281)
Amortization of unrecognized actuarial losses	32	27

Net periodic benefit gain	$ (46)	$ (43)

The Company has never made any contributions to the defined benefit plan, and it expects that it will not be required to make any contributions during 2005.

CCTV leases office space from IAS for which it paid a total of $110,000 for the three months ended March 31, 2005.

(7)

Related Party Transactions

The Company receives signal delivery services, data network services and traffic services from COMCOR.  During the three-month periods ended March 31, 2005 and 2004, charges for such services totaled $420,000 and $293,000, respectively.  Within the current year amount is $47,000 of charges for traffic services which had been provided by a third party vendor in 2004.  At March 31, 2005, the Company was indebted to COMCOR in the amount of $326,000.

(8)

Commitments and Contingencies

At March 31, 2005, CCTV had issued commitments totaling $4,833,000 in connection with technology upgrades and the build out of its “last-mile” access network in Moscow and the purchase of subscriber equipment.

Russian tax authorities have recently begun to attempt to restrict ability to recover value added tax (“VAT”) paid to suppliers in excess of VAT received from customers for companies which have debt within their capital structures.  CCTV is currently appealing initial interpretation of tax regulations as they apply to CCTV.  Accordingly, in the event that CCTV’s appeals are not successful, certain portions of VAT recoverable that have been recorded and future payments of VAT to suppliers may not be fully recoverable through the offset of VAT received by CCTV from its customers as has been customary.  At this time, the Company is unable to determine the probability of this matter resulting in a material effect on the recoverability of the tax receivable recorded as of March 31, 2005 or of future VAT paid.

The Company is engaged in various legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations or financial condition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A in the Company’s Transition Report on Form 10-K for the ten-month period ended December 31, 2004.

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

In January 2005, the Company closed on a $51 million debt and equity financing package with Columbus Nova.   As part of the debt and equity financing, we received $22.5 million, before taking into account transaction costs currently estimated to total $3,473,000, in exchange for 4,500,000 shares of newly-authorized Series B Convertible Preferred Stock (“Series B Preferred Stock”) at a price of $5.00 per share, and we issued Columbus Nova five-year warrants to acquire 8,283,000 shares of Series B Preferred Stock at $5.00 per share.  In addition, our wholly-owned subsidiary, CCTV, received $18.5 million of proceeds from the $28.5 million five-year CN Term Loan.  As a result of this debt and equity financing package, Columbus Nova acquired approximately a 33.8% equity interest in the Company, or approximately a 59.2% equity interest on a fully diluted basis after considering the conversion of the Series B Preferred Stock and the exercise of the warrants to acquire 8,283,000 additional shares of Series B Preferred Stock.

The net proceeds from the Columbus Nova equity and debt financing are expected to provide us with the capital that we believe is needed to more aggressively build-out our hybrid-fiber coaxial network (“HFC Network”), expand sales and marketing programs and improve certain aspects of our administrative infrastructure.  The transaction also involved the addition of new senior management and new members to our Board of Directors.  Such changes are expected to have pronounced impacts on our future results of operations.  Although we are expecting further growth in revenues from increased numbers of subscribers for our Internet and cable television services, such growth is largely dependent upon our ability to continue to expand our HFC Network in Moscow and the degree of success in our efforts to attract and retain subscribers for these services.  In addition, competitive pressures in Moscow are expected to reduce average monthly tariff rates, particularly for subscribers for Internet services.  Our cost structure has increased to accommodate planned growth, so, as a result, we do expect to incur higher levels of selling, general and administrative costs and interest expense throughout 2005.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 VS. THREE MONTHS ENDED MARCH 31, 2004

In January 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from February 28/29 to December 31, effective December 31, 2004.  Accordingly, the Company is reporting its results of operations for the three-month period ended March 31, 2005 and is presenting this discussion and analysis of those results in comparison to the unaudited results of operations for the three-month period ended March 31, 2004.  Such unaudited comparative amounts have been prepared using accounting policies consistent with past and present practice.

For the three months ended March 31, 2005, the Company reported net loss applicable to common shareholders of $12,884,000, or $1.46 per share, as compared to a loss of $917,000 or $0.20 per share for the three months ended March 31, 2004.  The per share results are not comparable because the calculations of the current quarter loss per share includes the recognition of non-cash beneficial conversion feature charges to accumulated deficit totaling $10,718,000 relating to securities issued to Columbus Nova which added $1.22 per share to our per share losses for the quarter.  In addition, CCTV’s results of operations from January 1, 2004 to February 24, 2004 have been excluded from the 2004 results to the extent that the Company did not have a prior direct or indirect equity interest in their results.  Such exclusion has been reflected as “Losses of subsidiaries prior to consolidation” on the Company’s consolidated statements of operations.

The per share results in the current quarter do not reflect the increase in the Company’s outstanding equity securities in the form of Series B Preferred Stock issued to Columbus Nova.  The inclusion of such shares, which have a limited liquidation preference for four years, in the per share loss calculations are considered to be anti-dilutive because their inclusion would have the effect of lowering our reported loss per share.  Had such shares been included in the per share calculations, our pro forma loss per share would have been $0.73 instead of $1.46 per share as reported.  The per share amounts for the prior year also do not include the effects of the additional 200,879 shares of Common Stock that were issued in September 2004 pursuant to the terms of the acquisition agreements.

Subscription revenue, connection fees and equipment sales

For the three months ended March 31, 2005, the Company recorded total revenues of $2,231,000 from which it recognized a gross margin of $743,000, or 33.3% of revenues.  In the first quarter of 2004, the Company recorded total revenues of $1,378,000, from which it recognized a gross margin of $228,000, or 16.5% of revenues.  Components of revenue and gross margin are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004	Change
Television services	$ 544	$ 340	60.0%
Internet access services	1,549	751	106.3%
Connection fees and equipment sales	96	109	(12.8)%
	2,189	1,200	82.3%
Other revenue	42	178	(76.4)%

Total revenue	2,231	1,378	61.9%
Cost of sales	1,488	1,150	29.4%

Gross margin	$ 743	$ 228	225.9%

Television and Internet service revenues increased as a result of the continued expansion of the Company’s HFC Network and further progress in gaining subscribers and improving market penetration, as noted in the following table:

	March 31,	December 31,	March 31,	Year-to-date	One-year
	2005	2004	2004	Change	Change

Homes Passed	203,244	198,479	167,341	2.4%	21.5%
Active Subscribers
Terrestrial television	67,714	65,451	56,903	3.5%	19.0%
Cable television	6,821	7,268	4,831	(6.2)%	41.2%
Internet	19,127	16,063	9,081	19.1%	110.6%

Penetration levels
Terrestrial television	33.3%	33.0%	34.0%
Cable television	3.4%	3.7%	2.9%
Internet	9.4%	8.1%	5.4%

In addition, the Company has been able to improve its average monthly revenue per active subscriber (“ARPU”), which for terrestrial services increased to approximately $1.50 for the quarter ended March 31, 2005 from approximately $1.33 for the first quarter of 2004 primarily due to tariff increases in early 2004.  ARPU for cable television services was $11.74 for the first quarter of 2005 as compared to $9.25 for the comparable period in 2004, primarily due to the introduction of additional content from NTV+ which began in the second quarter of 2004.  ARPU from Internet access services was $29.78 for the three months ended March 31, 2005 as compared to $29.19 for the three months ended March 31, 2004.  This increase is primarily attributable to the mix of services and extent of use by the Company’s subscribers.

Market penetration has increased for Internet services largely as a result of continued sales and marketing efforts.  The Company has temporarily suspended active marketing of its cable television services pending the expected receipt of subscriber equipment that is compatible with a new digital platform which will be installed in 2005.

Connection fees and equipment sales

For the three months ended March 31, 2005, the Company recorded $96,000 of connection fees and installation revenue as compared to the $109,000 of revenues recorded during the three months ended March 31, 2004.  The lower revenue relates to the significant discount on set top boxes for premium television subscribers that were given during the period as part of sales promotions and to lower installations of premium cable television services as the Company prepares for the launch of digital service which is expected to occur in the second quarter of 2005.

Other revenue

For the three months ended March 31, 2005, the Company recorded $42,000 of other revenue which represents a decrease of 76.4% from the $178,000 of other revenue recorded in the prior year.  In 2004, CCTV recorded approximately $129,000 relating to its participation as a subcontractor of COMCOR in a City of Moscow build-out program in the Zelenograd region of Moscow.

Cost of sales

Cost of sales for the three months ended March 31, 2005 totaled $1,488,000 or 66.7% of total revenue to produce gross margin of $743,000.  During the prior year’s first quarter, cost of sales totaled $1,150,000, or 83.5% of revenue.  Payments for use of secondary nodes increased by approximately 31% as a result of an increase in the number of secondary nodes leased and increased monthly charges for such nodes which took effect in March 2005.  At March 31, 2005, the Company was leasing 253 secondary nodes from COMCOR as compared to 220 nodes as of March 31, 2004, of which only 213 required payment by CCTV due to a three-month grace period for new nodes that was in effect at that time.  Equipment costs in the first quarter of 2005 declined to approximately $113,000, as compared to $239,000 for the three months ended March 31, 2004.  Lower activity in installing new cable television subscribers as the Company prepares to upgrade to a digital platform and increased deferrals of costs have contributed to the decrease.  The Company is deferring certain installation and equipment costs and amortizing them over the estimated lives of the customer contracts for Internet access services.

Operating expenses

Operating expenses totaled $2,432,000 during the three months ended March 31, 2005, which is a 33.4% increase from the $1,823,000 of such expenses reported for the three months ended March 31, 2004.  The increased costs of approximately $465,000 associated with new management and consultants in Moscow, $166,000 of accrued severance costs for certain U.S.-based employees and liability insurance cost increases of approximately $51,000, all contributed to the overall higher costs.

Equity in losses of IAS

For the three months ended March 31, 2005, the Company recorded a $57,000 expense as its 43.5% equity in the losses of IAS as compared to $132,000 of such equity in IAS’s losses for the three months ended March 31, 2004.     IAS’s losses for the quarter ended March 31, 2005 were lower than the losses it reported for the comparable period in the prior year primarily due to the absence of interest expense on a bank loan as a result of its repayment in the fourth quarter of 2004.

Investment income and other income

For the three months ended March 31, 2005, investment income and other income totaled $249,000 as compared to $356,000 in the comparable period in the prior fiscal year.  Lower gains from the Company’s trading in domestic common stocks and the non-recurrence in 2005 of a precious metals recovery relating to a former operating segment of the Company in 2004, were partially offset by higher interest income from the investment of the proceeds from the issuance of the Series B Preferred Stock and the CN Term Loan from Columbus Nova.

Interest expense

Interest expense totaled $579,000 for the three months ended March 31, 2005 which is a $519,000 increase from the $60,000 of interest recorded in the comparable period of the prior fiscal year.  Interest expense on the CN Term Loan, which was slightly offset by lower outstanding balances on the Company’s 10.5% Subordinated Debentures, accounted for the increase.  Interest expense for the three months ended March 31, 2005, excludes $35,000 of interest on the CN Term Loan which has been capitalized into construction in process.  The Company has the option of rolling interest on the CN Term Loan into the principal balance, or paying the interest quarterly.  For the interest period ended April 13, 2005, the Company has received an extension until the end of May 2005 to decide which option will be taken.

Income tax benefit

Income tax benefit has been accrued based upon the estimated effective tax rates for the fiscal year, after considering valuation allowances related to the Company’s ability to realize such tax benefits and based upon the amortization or adjustment of previously recorded deferred income tax liabilities relating to changes in the recorded values of certain non-current assets.   Accordingly, the effective income tax benefit rate during the three months ended March 31, 2005 was less than 1%.

Beneficial conversion feature of securities issued

The 4,500,000 shares of Series B Preferred Stock, which are convertible into the Company’s Common Stock on a share-for-share basis, were issued for a price of $5.00 per share when the market value of our Common Stock was $6.11.  This beneficial conversion feature of $4,995,000 has been recorded as an expense and included in additional paid-in-capital.  The 8,283,000 warrants issued provide for the purchase of Series B Preferred Stock at $5.00 per share at Columbus Nova’s option.  As these warrants were issued when the market price of the Company’s Common Stock was $6.11 per share, the $2,095,000 difference between the fair value of the “in-the-money” warrants and a warrant with a market value exercise price has been recorded as an expense and included in additional paid-in capital.

Losses of subsidiaries prior to consolidation

For the three months ended March 31, 2004, the Company added back the net losses of each of CCTV and MBC to the extent that it did not have a direct or indirect equity interest in these entities from January 1, 2004 to the date of their acquisition, February 24, 2004.

Preferred dividends

Dividends on the Company’s Series A Preferred Stock totaled $56,000 for the three months ended March 31, 2005 as compared to $71,000 of such dividends for the three months ended March 31, 2004.  The reduction reflects the effects of redemption and conversion of a total of 37,777 shares of the Series A Preferred Stock during 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company’s consolidated cash position was $26,610,000, as compared to cash of $1,817,000 as of December 31, 2004.  During the quarter ended March 31, 2005, the Company used $3,457,000 in its operating activities, which is comprised of a use of cash of $1,395,000 in net losses as adjusted for non-cash items, and $2,062,000 of cash used by changes in operating assets and liabilities.  The net loss adjusted for non-cash items compares to a loss adjusted for non-cash items of $815,000 for the comparable period in the prior year.  Increased operating expense and interest expense in the current year led to the increase from the prior year levels.  The change in operating balances includes a net decrease of $1,258,000 in the balance due COMCOR, which reflects the payment of previously accrued balances in accordance with new agreements reached regarding the terms of the services being provided by COMCOR.  Cash was also used during the quarter to pay expenses relating to the CN Term Loan that will be amortized over the five-year period of the loan.  Increases in accrued liabilities including amounts due from accrued interest expense and accrued compensation including severance payments due, helped reduce the use of cash during the quarter for operating activities.  During the quarter, the Company utilized $5,852,000 from investing activities, primarily for making investments in highly liquid variable rate auction rate securities and for capital expenditures to improve technology and expand the Company’s HFC Network.  Financing activities provided $34,102,000 during the three months ended March 31, 2005, of which $34,189,000 relates to net proceeds from the Columbus Nova equity and debt financing after considering expenses and fees aid and the repayment of the bridge loan extended by Columbus Nova in 2004.  The Company has accrued an additional $1,125,000 for estimated costs that may be due in connection with this transaction.

There can be no assurances that the proceeds received and which may be received from Columbus Nova will be sufficient to adequately build out CCTV’s HFC Network to enable CCTV to attract a sufficient number of subscribers who elect to take up CCTV’s cable-based services, or if the build-out of the homes passed network does progress, that CCTV can attract a sufficient number of subscriber services to be taken to generate the revenues that will be needed to achieve profitability.  However, the Company does not expect to require additional funds outside of the Columbus Nova financing prior to the end of 2006, although there can also be no assurances that CCTV will meet the 500,000 homes passed requirement to enable it to draw the final $10 million of the CN Term Loan.  If CCTV is not able to obtain the final $10 million from the CN Term Loan, it may require additional financing to enable it to continue to expand its network and services, and there can be no assurances with respect to the Company’s ability to attract additional financing or of the terms of any such financing it may obtain in such circumstances.

The $18.5 million drawdown on the CN Term Loan bears interest at the annual rate of 12% which will increase our costs from historical levels.  The Company has the option to pay the interest quarterly, or to roll interest into the principal of the CN Term Loan at which time, such capitalized interest will also accrue interest expense.  If the Company elects to pay the interest currently as it comes due, such use of cash may restrict its ability to fully implement the business expansion plans for CCTV in Moscow.  If the interest is capitalized into the principal of the CN Term Loan, the compound growth in the expense and the liability could hamper the Company’s ability to attract additional future financing or to justify meaningful value for the Company’s equity securities.  As previously noted, the Company has received an extension of until the end of May 2005 to decide which option will be taken with respect to the interest expense incurred through April 2005.

The CN Term Loan also involved pledges of substantially all of the Company’s and CCTV’s assets, including but not limited to fixed assets, securities, the shares of all significant subsidiaries and all future revenue.  The Company and CCTV also committed to compensate Columbus Nova for any currency transaction losses and expenses that may be incurred in connection with any breach of the provision of the agreements.

OFF BALANCE SHEET ARRANGEMENTS

The Company has a contingent liability with respect to a $386,000 letter of credit issued by its bank to secure performance bonds issued in connection with an unresolved state income tax matter.  The Company believes that its accruals are sufficient to meet any obligations that may arise from this matter.

The Company is also party to certain operating leases which will require $23,000 of payments to be made during the remainder of 2005 and $4,000 in 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates and from factors that impact equity investments in Russia, as discussed in the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2004.

FOREIGN INVESTMENT RISK

Since the Company’s wholly-owned subsidiary, CCTV, operates in Russia, the Company is subject to the economic and political risks associated with operating in Russia.  In addition, fluctuations in the value of the Russian ruble may affect the reporting of the Company’s results of operation and financial condition in terms of U.S. dollars.  The Company’s current pricing strategies involve monthly tariffs that are closely tied to the value of the U.S. dollar but still paid in Russian rubles.  This could result in fluctuations in revenues that are not met equally or proportionally with changes in the Company’s expenses.  Furthermore, beginning in 2005, certain of the Company’s expenses are Euro-based and the Company bears the risk of fluctuations in the U.S. dollar-Euro exchange rate.  The Company has not entered into any derivative instruments to hedge its Russian ruble or Euro currency risks.  Operating CCTV also involves the risk of CCTV’s ability to increase its revenues through the addition of subscribers for its cable television, high-speed data transmission and Internet services.  The subscriber growth is largely dependent upon CCTV’s ability to build-out its HFC Network from the Moscow Fiber Optic Network which it leases from COMCOR, which is largely dependent upon it receiving a sufficient amount of capital to pay for the equipment and construction costs.

INTEREST RATE RISK

At March 31, 2005, Andersen Land Corp., a wholly owned subsidiary of the Company, was liable in the amount of $1,708,000 under a mortgage collateralized by a real estate property and an assignment of rental income from the lease of the property.  Interest under this note will fluctuate at 2.25% above the London Interbank Offered Rate,  which will expose the Company at each periodic renewal of the rate.  At March 31, 2005, the interest rate on this mortgage loan was 4.94%, which is scheduled to be re-set in August 2005.  The Company estimates that a 1%

increase in the interest rate at this next interest rate re-set would increase interest expense for 2005 by approximately $5,000.

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), based on their evaluation of such controls and procedures conducted as of the end of the period covered by this report, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting.  There has been no change in the Company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As originally reported in the Company’s Form 10-K for the year ended February 29, 2004, in March and April 2004, JM Ney, now known as Andersen Land Corp., was served with a summons and a complaint in the above-captioned Mass and Brienza matters in which it and in excess of one hundred (100) other parties were named as defendants in an asbestos-related civil action for negligence and product liability filed in the Supreme Court of New York for the County of New York (although the Brienza matter has been transferred to Nassau County) in which the plaintiffs claim damages from being exposed to asbestos and asbestos products alleged to have been manufactured or supplied by the defendants, including JM Ney’s former dental division.  In addition, as originally reported in the Company’s Form 10-Q for the period ended November 30, 2004, in October 2004, Andersen Land Corp. also received a summons in which it and approximately 30 additional companies were named as defendants in an asbestos-related civil action for negligence and product liability filed in the Supreme Court of New York for the County of New York in which the plaintiff (Fleckner) claims damages from being exposed to asbestos and asbestos products alleged to have been manufactured or supplied by the defendants, including JM Ney’s former dental division.  The plaintiffs have not provided any specific allegations of facts as to which defendants may have manufactured or supplied asbestos and asbestos products which are alleged to have caused the injuries.

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

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOSCOW CABLECOM CORP.

By: /s/ Warren L. Mobley
Warren L. Mobley
Chairman, President and Chief Executive Officer
Date: May 16, 2005

By: /s/ Donald Miller-Jones
Donald Miller-Jones
Chief Financial Officer
Date: May 16, 2005