Form 10-Q
period 2005-06-30
MOSCOW CABLECOM CORP
filed 2005-08-12
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-1460

MOSCOW CABLECOM CORP.

(Exact name of Registrant as specified in its charter)

Delaware	06-0659863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 418-9600
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

The number of shares of the Registrant’s $.01 par value Common Stock outstanding at August 11, 2005 was 8,841,065 and the number of shares of the Registrant’s $.01 par value Series B Convertible Preferred Stock outstanding was 4,500,000.

MOSCOW CABLECOM CORP.
FORM 10-Q

Part I.  Financial Information
Item 1.  Financial Statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Balance Sheets
(In thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,801	$ 1,817
Marketable securities	4,786	-
Accounts and other receivables, less allowance for doubtful accounts of $96 and $90	96	192
Inventories	942	681
Taxes receivable	2,210	1,751
Prepaid expenses and other current assets	3,105	1,291

Total current assets	30,940	5,732
Property, plant and equipment, net	19,092	17,019
Construction in progress and advances	6,336	4,547
Prepaid pension expense	5,019	4,927
Intangible assets, net	5,153	5,456
Goodwill	5,115	5,115
Investment in Institute for Automated Systems	7,442	7,585
Other assets	1,668	1,383

Total assets	$80,765	$51,764
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$ 598	$ 4,598
Payable to affiliate	455	1,584
Accounts payable	1,854	1,884
Accrued liabilities	3,099	2,666

Total current liabilities	6,006	10,732
Long-term debt, less current maturities	20,788	2,371
Other long-term obligations	1,351	1,212
Deferred income taxes	4,266	4,353

Total liabilities	32,411	18,668
Commitments and contingencies
Stockholders’ equity:
Series A cumulative convertible preferred stock, no par value; authorized 800,000 shares; 150,144 shares issued and outstanding; liquidation preference $18.75 per share	2,792	2,792
Series B convertible preferred stock, $.01 par value; authorized 25,000,000 shares, issued and outstanding 4,500,000 shares	45	-
Common stock, $.01 par value; authorized 40,000,000 shares; issued and outstanding 8,834,065 and 8,799,541 shares, respectively	88	88
Treasury stock, at cost, 24,500 shares	(180)	(180)
Additional paid-in capital	65,708	35,246
Accumulated deficit	(20,099)	(4,850)

Total stockholders’ equity	48,354	33,096

Total liabilities and stockholders’ equity	$80,765	$51,764
The accompanying notes are an integral part of these consolidated condensed financial statements.

MOSCOW CABLECOM CORP.

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Sales and revenues
Subscription fees, connection fees and equipment sales	$2,349	$1,363	$4,538	$2,563
Other	52	41	94	219

Total revenue	2,401	1,404	4,632	2,782

Cost of sales
Services from related party	432	322	803	619
Salaries and benefits	298	52	573	353
Depreciation and amortization	428	346	842	649
Other	466	609	894	858

Total cost of sales	1,624	1,329	3,112	2,479

Gross margin	777	75	1,520	303

Operating expenses
Salaries and benefits	1,421	847	2,724	1,626
Depreciation	109	92	209	211
General and administrative	1,459	827	2,488	1,752

Total operating expenses	2,989	1,766	5,421	3,589

Loss from operations	(2,212)	(1,691)	(3,901)	(3,286)

Equity in losses of Institute for Automated Systems	(86)	(39)	(143)	(171)
Investment income and other income	342	272	591	628
Interest expense	(654)	(69)	(1,233)	(129)
Foreign currency translation (loss) gain	(72)	52	(75)	45

Loss before income taxes	(2,682)	(1,475)	(4,761)	(2,913)
Income tax benefit	374	56	406	123
Losses of subsidiaries prior to consolidation	-	-	-	525

Net loss	(2,308)	(1,419)	(4,355)	(2,265)
Preferred dividends	(57)	(65)	(113)	(136)
Beneficial conversion feature	-	-	(10,781)	-

Net loss applicable to common shares	$(2,365)	$(1,484)	$(15,249)	$(2,401)

Earnings per common share:
Basic and diluted (Note 5)	$(0.27)	$(0.18)	$(1.73)	$(0.38)
The accompanying notes are an integral part of these consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance December 31, 2004	$2,792	-	$88	$(180)	$35,246	$(4,850)	$33,096

Series B Preferred Stock and warrants issued, net of transaction costs	-	45	-	-	19,260	-	19,305
In-the-money stock options granted, net of forfeitures	-	-	-	-	235	-	235
Stock grants	-	-	-	-	175	-	175
Exercise of stock options	-	-	-	-	11	-	11
Beneficial conversion feature of Series B Preferred Stock	-	-	-	-	10,781	(10,781)	-
Net loss	-	-	-	-	-	(4,355)	(4,355)
Preferred dividends	-	-	-	-	-	(113)	(113)

Balance June 30, 2005	$2,792	$45	$88	$(180)	$65,708	$(20,099)	$48,354
The accompanying notes are an integral part of these condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Six months ended
	June 30, 2005	June 30, 2004

Cash flows from operating activities:
Net loss	$(4,355)	$(2,265)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Losses of subsidiaries prior to consolidation	-	(525)
Equity in losses of Institute for Automated Systems	143	171
Depreciation and amortization	1,051	860
Stock-based compensation	175	437
Deferred income taxes	(87)	(43)
Pension income	(92)	(86)
Net gains from marketable securities	(102)	(217)

Changes in operating assets and liabilities, net of changes from acquisitions of CCTV and Moscow Broadband in 2004:
Accounts and other receivables	96	(187)
Inventories	(261)	192
Prepaid expenses and other assets	(1,860)	(1,507)
Accounts payable and payables to affiliates	(1,159)	1,257
Accrued liabilities and other long-term obligations	320	1,406

Net cash (used in) operating activities	(6,131)	(507)

Cash flows from investing activities:
Investment in CCTV	-	(11)
Purchases of property and equipment	(4,610)	(1,438)
Purchases of marketable securities	(6,975)	(386)
Proceeds from sales of marketable securities	2,291	2,981

Net cash (used in) provided by investing activities	(9,294)	1,146

Cash flows from financing activities:
Proceeds from issuance of Series B Preferred Stock, net of expenses paid	19,557	-
Proceeds from term debt, net of fee paid	18,037	-
Principal payments on term debt	(4,083)	(84)
Payment of short-term borrowings	-	(250)
Redemption of Class A Preferred Stock	-	(165)
Stock options exercised	11	23
Preferred dividends paid	(113)	(136)

Net cash provided by (used in) financing activities	33,409	(612)

Net increase cash and cash equivalents	17,984	27
Cash acquired in CCTV and Moscow Broadband acquisitions	-	1,183
Cash and cash equivalents - beginning of period	1,817	845

Cash and cash equivalents - end of period	$19,801	$2,055
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

In January 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from February 28/29 to December 31, 2004, effective December 31, 2004.  This change was made to allow the Company to better align its financial reporting with the way it manages its business.  The accompanying comparative consolidated condensed statements of operations and cash flows for the three and six months ended June 30, 2004 have been prepared to facilitate the comparison and evaluation of the Company’s consolidated results of operations for the three and six months ended June 30, 2005.

Consolidation

The Company has consolidated the accounts of all its wholly-owned and majority-owned subsidiaries for the periods being reported.  For the six months ended June 30, 2004, the results of operations of ZAO ComCor-TV (“CCTV”) were excluded to the extent the Company did not have a direct or indirect interest in its results prior to the Company’s acquisition of CCTV on February 24, 2004.  This adjustment has been reflected as “Loss of subsidiaries prior to consolidation”.   As the Company’s primary activities center around CCTV’s operations, the Company operates as one reportable segment.

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

Marketable Securities

At June 30, 2005, marketable securities include investments in the common stocks of financial institutions and auction rate securities, which are highly liquid variable-rate debt securities.  While the auction rate securities have maturities in excess of one year, the interest rates are reset through auctions that are typically held every 28-35 days.  The securities trade at par on the auction dates and interest is paid at the end of each auction period.  Because of the short interest rate reset period, the book value of the securities approximates fair value.

During each of the three and six-month periods ended 2005 and 2004, the Company also bought and sold marketable securities in the form of the common stocks of certain financial institutions.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Upon effectiveness of this statement, pro forma disclosure will no longer be an alternative.

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

In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP 46(R)-5”), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. FSP 46(R)-5 is effective as of the first reporting period beginning after March 3, 2005 and, accordingly, was adopted by the Company on April 1, 2005. The adoption did not have a material impact on the Company’s consolidated results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—Amendment of ABP Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and it eliminates the narrow exceptions for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 will have a material effect on its financial position or operating results.

The FASB has issued two FASB Staff Positions (“FSP”) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the “AJCA”) that was signed into law on October 22, 2004. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for temporary dividend deductions equal to 85% of cash dividends received during the tax year from controlled foreign corporations and invested in the United States. The result of this legislation could affect how companies report their deferred income tax balances. The first FSP, FSP SFAS 109-1, concludes that the tax relief from the qualified domestic production activities should be accounted for as a “special deduction” as described in FASB Statement No. 109, “Accounting for Income Taxes.” The second FSP, FSP SFAS 109-2, gives a company additional time to evaluate the effects of the AJCA on any plan for reinvestment or repatriation of foreign earning for purposes of applying FASB Statement No. 109. The Company has not yet completed its evaluation of the provisions of the AJCA. The repatriation of foreign earnings would not have a material effect on the Company’s consolidated financial statements, as it does not anticipate the repatriation of foreign earnings to the United States in the near future.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, accordingly, is required to be adopted by the Company on January 1, 2006. The Company does not expect that the adoption of SFAS 154 will have a material impact on its consolidated results of operations and financial position.

In July 2005, the FASB issued FSP No. APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence” (“FSP APB 18-1”), which provides guidance on how an investor should account for its proportionate share of an investee’s equity adjustments for other comprehensive income (“OCI”) upon a loss of significant influence. FSP APB 18-1 requires that an investor’s proportionate share of an investee’s equity adjustments for OCI should be offset against the carrying value of the investment at the time significant influence is lost. FSP APB 18-1 is effective as of the first reporting period beginning after July 12, 2005 and, accordingly, will be adopted by the Company on October 1, 2005. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated results of operations and financial position.

Stock-based Compensation Plans

The Company follows APB 25 and related Interpretations, in accounting for its stock-based compensation plans and has elected to continue to use the intrinsic value-based method to account for stock option grants.  The intrinsic value of stock-based compensation issued to employees as of date of grant is recognized as such grants are vested.  In addition, for stock options granted, the Company has adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, an amendment of SFAS 123.  Accordingly, no compensation expense has been recognized for the Company’s stock option plans except for options granted with exercise prices that were lower than the market value on date of grant, as described in Note 2.  Had we elected to recognize compensation expense based upon the fair value at the grant dates for awards under the stock option plans, net loss per share would have been increased to the pro forma amounts indicated in the following table (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(2,308)	$(1,419)	$(4,355)	$(2,265)
Deduct: Total stock based compensation expense determined under the fair value method, net of taxes	(775)	-	(1,147)	-

Pro-forma net loss	$(3,083)	$(1,419)	$(5,502)	$(2,265)
Basic and diluted net loss per share (see note 5)
As reported	$(0.27)	$(0.18)	$(1.73)	$(0.38)
Pro-forma	$(0.36)	$(0.18)	$(1.86)	$(0.38)

The weighted average fair value of the Company’s stock options was calculated using the Black-Scholes Option Pricing Model with the following assumptions for grants issued in 2005: no dividend yield; expected volatility of 70%; risk free interest rate of 3.36%; and expected lives of between 1.5 years and 5 years.

(2)

Columbus Nova Financing Transaction

On January 13, 2005, the Company closed on a $51 million debt and equity financing package with certain affiliates of Columbus Nova Capital (“Columbus Nova”) pursuant to which the Company received $22.5 million, before taking into account transaction costs currently estimated to total $3,195,000, in exchange for 4,500,000 shares of newly-authorized Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and warrants to acquire 8,283,000 shares of Series B Preferred Stock at $5.00 per share within five years of closing.   The Company’s

wholly-owned subsidiary, CCTV, also received $18.5 million of proceeds from a $28.5 million five-year term loan from Columbus Nova (the “CN Term Loan”).  Proceeds from the CN Term Loan were used to repay a $4 million bridge loan from Columbus Nova entered into in 2004 in connection with the financing, and to pay $612,500 of fees associated with the CN Term Loan.  The remaining proceeds from this financing are being utilized to expand CCTV’s “last-mile” hybrid fiber-coaxial network, to improve CCTV’s administrative and operating infrastructure, to allow CCTV to expand its sales and marketing activities and to meet the cash needs of both the Company and CCTV until the Company can generate sufficient cash from operations.

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

As part of the transaction with Columbus Nova, new members of the Company’s management and consultants received 1,161,050 of stock options at an exercise price of $5.00 per share.  In connection with a negotiated termination agreement, during the three months ended June 30, 2005, 270,912 of these options were canceled and 135,455 options were afforded accelerated vesting.  The net fair value of $235,000 for this in-the-money feature is being amortized as compensation expense over the three-year vesting period of such stock options.  Such expense excludes any expense that may be required in future accounting periods pursuant to SFAS123R.

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

The Company’s agreement with COMCOR, pursuant to which COMCOR provides signal delivery and other services from its fiber optic network to CCTV, was concluded at rates considered to be more favorable to the Company than current market terms.  Accordingly, the Company has recorded an intangible asset related to the economic savings associated with this relationship.  Although this agreement as further amended in March 2005 does not expire until 2055, the Company believes that obsolescence, demand, competition, and other economic factors may limit the usefulness of the these agreements and, accordingly, the relationship is being amortized over a useful life of 10 years based on the consideration of the aforementioned factors.

CCTV’s licenses to provide television broadcast and cable television services were determined to have a finite life of 10 years based upon the expectation of obsolescence, demand, competition, and other economic factors that limit the useful life of the asset.  The Company’s broadcast and cable television license has been renewed until April 2010 and licenses for data transmission and other services have been extended until May 2010.  The Company expects that future license renewals will occur in the ordinary course of business.

During the six months ended June 30, 2005, the Company recorded $303,000 of amortization related to the COMCOR agreement and broadcast license assets.  Over each of the next five years, the Company expects to recognize annual amortization of approximately $604,000 related to these intangible assets.

At June 30, 2005, intangible assets were comprised as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Agreement with COMCOR	$3,490	$(523)	$2,967
Broadcasting licenses	2,572	(386)	2,186

Totals	$6,062	$(909)	$5,153

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

(4)

Investment in Institute For Automated Systems

IAS is a telecommunications company that operates a data communications network in Russia.  As a result of the acquisitions of CCTV and MBC in February 2004, the Company had a 43.5% equity interest in IAS, which was temporarily diluted to 12.0% in October 2004 as part of a process that provided IAS with sufficient funds to enable it to pay its long-term debt obligations.  In April 2005, the planned restoration of the Company’s ownership stake was completed upon the payment of approximately $866,000, which as of December 31, 2004, is included in the reported value of IAS and within accrued liabilities.  For the three and six months ended June 30, 2005, the Company recorded $86,000 and $143,000 respectively, as its 43.5% equity in IAS’s losses.  The equity in IAS’s losses also includes expenses recognized relating to the depreciation of the difference between the fair market value of IAS’s real estate and their historical values.

The Company’s investment in IAS is recorded at $7,442,000 as compared to 43.5% of IAS’s equity, which is $3,511,000.  The difference is due to the valuation of IAS as part of the process to allocate the purchase price for the acquisition of CCTV and MBC including appropriate consideration of the additional payment which was made to enable the Company to maintain its ownership percentage.  Such difference is primarily attributable to the fair value of real estate owned by IAS.

The following presents the summarized financial condition of IAS as of June 30, 2005 and December 31, 2004, and the results of its operations for the three and six months then ended (in thousands):

Balance Sheet	June 30, 2005	December 31, 2004
Current assets	$1,539	$ 1,251
Non-current assets	7,555	7,912

Total assets	$9,094	$9,163

Current liabilities	$1,022	$ 836
Non-current liabilities	-	-

Total liabilities	1,022	836

Shareholders’ equity	8,072	8,327

	$9,094	$9,163

Statement of Operations	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenues	$1,269	$1,222	$ 2,609	$ 2,516
Cost of revenues	(1,052)	(976)	(2,145)	(2,021)
Operating expenses	(333)	(341)	(703)	(738)

Loss from operations	(116)	(95)	(239)	(243)
Foreign currency transaction loss	(8)	80	(10)	(4)
Interest expense	-	(66)	-	(137)
Income tax expense	-	(9)	(6)	(9)

Net loss	$ (124)	$ (90)	$ (255)	$ (393)

(5)

Loss Per Share

Loss per share is computed based on the weighted average number shares of Common Stock and equivalent shares outstanding.  Diluted earnings per share assumes full conversion of all convertible securities into Common Stock at the later of the beginning of the year or date of issuance, unless antidilutive.  For the three and six-month periods ended June 30, 2005 and 2004, the assumed conversion of the Company’s convertible securities, including the Series B Preferred Stock, had antidilutive effects on the Company’s earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Calculation of basic loss per share

Numerator for basic and diluted loss per share:
Net loss, as reported	$(2,308)	$(1,419)	$ (4,355)	$(2,265)
Preferred dividends	(57)	(65)	(113)	(136)
Beneficial conversion feature	-	-	(10,781)	-

Numerator for basic and diluted loss per share	$(2,365)	$(1,484)	$(15,249)	$(2,401)

Denominator for basic loss per share:
Weighted average number of shares outstanding during the period	8,834	8,467	8,823	6,338
Effect of dilutive securities	-	-	-	-

Denominator for diluted loss per share	8,834	8,467	8,823	6,338

Basic loss per share	$(0.27)	$(0.18)	$(1.73)	$(0.38)

Diluted loss per share	$(0.27)	$(0.18)	$(1.73)	$(0.38)

In connection with the transaction with Columbus Nova, the Company has recorded a non-cash charge in the amount of $10,781,000 relating to the beneficial conversion feature (“BCF”) of the Series B Preferred Stock. The BCF charge was calculated as the difference between the proceeds from the equity portion of the Columbus Nova financing allocated to Series B Preferred Stock and the $6.11 per share market value of the underlying Common Stock of the Company on the commitment date, subject to the limitation that the BCF cannot exceed the fair value of the Series B Preferred as determined by the allocation of such equity proceeds.

The allocation of the equity proceeds was made based on a determination of the relative fair values of the Series B Preferred Stock and warrants. The fair value of the Series B Preferred was determined to equal the market value of the underlying Common Stock of the Company as of the commitment date, into which it is immediately convertible on a one-for-one basis.  The fair value of the warrants was calculated using a Black-Scholes method which incorporated a volatility for the underlying Common Stock of 57%, and a risk free rate of return for Russian investments of 6.71%.

The amount of the equity proceeds allocated to warrants, when coupled with their $5.00 per share exercise price, exceeded the market value of the underlying Common Stock to be received from their exercise. Accordingly, no beneficial conversion feature was recognized for warrants.

A corresponding credit to additional paid-in capital has been recorded to recognize the BCF recorded for Series B Preferred Stock.

The recognition of the BCF charge into accumulated deficit has been considered in the calculation of the loss per share for the six months ended June 30, 2005, which increased the year-to-date loss per share by $1.22 per share.

(6)

Retirement Plans

The Company maintains a non-contributory defined benefit plan and a defined contribution plan which collectively cover substantially all U.S.-based full-time employees.  The defined contribution plan is funded through employees’ contributions and employer’s matching contributions.  Pension expense for the Company’s defined contribution plan totaled $0 for each of the three and six months ended June 30, 2005, and was $2,000 and $5,000 for the three and six months ended June 30, 2004, respectively.  The Company’s matching contributions have been made using forfeitures from previous contributions.

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

Three months ended June 30,			Six months ended June 30,
	2005	2004	2005	2004
Components of periodic benefit gain:
Service cost of benefits accrued	$ 7	$ 6	$ 14	$ 12
Interest cost on projected benefit obligations	201	205	402	410
Expected return on plan assets	(286)	(281)	(572)	(562)
Amortization of unrecognized actuarial losses	32	27	64	54

Net periodic benefit gain	$ (46)	$ (43)	$(92)	$ (86)

The Company has never made any contributions to the defined benefit plan, and it expects that it will not be required to make any contributions during 2005.

(7)

Related Party Transactions

The Company receives signal delivery services, data network services and traffic services from COMCOR.  During the three and six-month periods ended June 30, 2005, charges for such services totaled $599,000 and $1,018,000, respectively.  For the three and six months ended June 30, 2004, such charges from COMCOR totaled $322,000 and

$619,000, respectively.  Within the current year-to-date amount is $210,000 of charges for traffic services which had been provided by a third party vendor in 2004.  At June 30, 2005, the Company was indebted to COMCOR in the amount of $455,000.

For the three and six-month periods ended June 30, 2005, the Company recorded $658,000 and $1,219,000, respectively, interest and other charges relating to the bridge loan with Columbus Nova and the CN Term Loan, which includes the amortization of the $462,500 arrangement fee and the annual $149,850 agency fee which were paid at the closing of the CN Term Loan.  At June 30, 2005, the Company was indebted to Columbus Nova in the amount of $18,500,000 for the Term Loan and $1,063,000 for accrued interest thereon.  At June 30, 2005, the Company had also accrued $252,000 of amounts due to Columbus Nova for estimated costs incurred in connection with the equity and debt financing.

CCTV leases office space from IAS for which it paid a total of $274,000 for the six months ended June 30, 2005.

(8)

Income taxes

During the three months ended June 30, 2005, the Company received a Stipulation for Judgment from the Commonwealth of Pennsylvania in which certain open tax matters from the Company’s fiscal year ended February 28, 1990 were settled through the payment of approximately $28,000. The Company had previously accrued $390,000 in liabilities relating to this matter, and accordingly has recorded a $362,000 credit to income tax expense which has increased the overall net income tax benefit for the period.

(9)

Commitments and Contingencies

At June 30, 2005, CCTV had issued commitments totaling $1,360,000 in connection with technology upgrades and the build out of its “last-mile” access network in Moscow and the purchase of subscriber equipment.

Russian tax authorities have recently begun to attempt to restrict the ability to recover value added tax (“VAT”) paid to suppliers in excess of VAT received from customers for companies which have debt within their capital structures.  CCTV is currently appealing initial interpretation of tax regulations as they apply to CCTV.  Accordingly, in the event that CCTV’s appeals are not successful, certain portions of VAT recoverable that have been recorded and future payments of VAT to suppliers may not be fully recoverable through the offset of VAT received by CCTV from its customers as has been customary.  At this time, the Company has no basis to believe that it will not be able to recover the tax receivable recorded as of June 30, 2005 or of future VAT paid.

The Company is engaged in various legal actions arising in the ordinary course of business.  These include asserted and unasserted legal matters relating to former operating segments of the Company, and which the Company has no basis to conclude that the results of such matters may be material to the Company’s results of operations or financial condition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements", as the phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, and any statement of assumptions underlying any of the foregoing. These statements may contain words such as “expects,” “anticipates,” “plans,” “believes,” “projects” and words of similar meaning.  These statements relate to our future business and financial performance, including CCTV's development, its ability to attract new subscribers, to continue to expand its network, to achieve positive cash flow and our ability to raise funds for CCTV's development.  The actual outcome may differ materially from these statements.  The risk factors listed in our Transition Report on Form 10-K for the ten-month period ended December 31, 2004, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  There may be other risks that we have not described that may adversely affect our business and financial condition.  We disclaim any obligation to update developments of these risks or to announce publicly any revision to any of the forward-looking statements contained in this report, or to make corrections to reflect future events or developments.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A in the Company’s Transition Report on Form 10-K for the ten-month period ended December 31, 2004.

Overview

The Company is a holding company which on February 24, 2004, completed the acquisition of 100% of CCTV, a Russian company that delivers cable television, high speed data transmission and Internet services to its customers in Moscow, Russia.  CCTV is an early stage business that is currently expanding its network and attempting to increase its customer base.  In the second quarter of 2005, the Company announced that CCTV would begin marketing its services under the brand name “AKADO” in order to better differentiate the Company from COMCOR and to enable CCTV to broaden the image of its product offerings from being limited to television services.

Prior to February 2004, the Company had an indirect equity interest in CCTV through its 25% equity interest in MBC, which in turn held 50% voting control over CCTV.  As an integral component of the acquisition of CCTV, the Company also acquired the 75% of MBC that it did not previously own.

Prior to February 2004, CCTV had been jointly owned by COMCOR and MBC. As a result the sale of its ownership of CCTV to the Company, COMCOR owns approximately 47.7% of the Company’s outstanding Common Stock, exclusive of the dilutive effects of the conversion or exercise of the securities issued to Columbus Nova as described below. COMCOR provides signal delivery, Internet traffic and other services to CCTV under agreements entered into in connection with the Company’s acquisition of CCTV and as subsequently amended in connection with the Columbus Nova financing transaction.

In January 2005, the Company closed on a $51 million debt and equity financing package with Columbus Nova.   As part of the debt and equity financing, the Company received $22.5 million, before taking into account transaction costs currently estimated to total $3,195,000, in exchange for 4,500,000 shares of newly-authorized Series B Convertible Preferred Stock (“Series B Preferred Stock”) at a price of $5.00 per share, and we issued Columbus Nova five-year warrants to acquire 8,283,000 shares of Series B Preferred Stock at $5.00 per share.  In addition, our wholly-owned subsidiary, CCTV, received $18.5 million of proceeds from the $28.5 million five-year CN Term Loan.  As a result of this debt and equity financing package, Columbus Nova acquired approximately a 33.8% equity interest in the Company, or approximately a 59.2% equity interest on a fully diluted basis after considering the conversion of the Series B Preferred Stock and the exercise of the warrants to acquire 8,283,000 additional shares of Series B Preferred Stock.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2005 VS. THREE AND SIX MONTHS ENDED JUNE 30, 2004

In January 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from February 28/29 to December 31, effective December 31, 2004.  Accordingly, the Company is reporting its results of operations for the three and six-month periods ended June 30, 2005 and is presenting this discussion and analysis of those results in comparison to the unaudited results of operations for the three and six-month periods ended June 30, 2004.  Such unaudited comparative amounts have been prepared using accounting policies consistent with past and present practice.

For the three months ended June 30, 2005, the Company reported net loss applicable to common shareholders of $2,365,000, or $0.27 per share, as compared to a loss of $1,484,000 or $0.18 per share for the three months ended June 30, 2004.  These results are not necessarily comparable because in January 2005, the Company began incurring interest costs associated with the CN Term Loan and additional general and administrative costs associated with new management and consultants.  For the three months ended June 30, 2005, the Company incurred a loss from operations of $2,212,000, which before depreciation and amortization was $1,675,000. This represents a widening of the operating losses reported for the prior year’s second quarter, in which the loss from operations was $1,691,000, or $1,253,000 prior to depreciation and amortization charges. The Company’s growing operations helped produce additional gross margin, but the growth in operating expenses reflects the financial commitments made to support an increase in the Company’s operating infrastructure, including new executive management, and expanded sales and marketing costs. Among the increased expenses are costs incurred to develop and initially promote AKADO as the Company’s new brand name in Moscow.

For the six months ended June 30, 2005, the Company reported net loss applicable to common shareholders of $15,249,000, or $1.73 per share, as compared to a loss of $2,401,000 or $0.38 per share for the six months ended June 30, 2004.  These results are not comparable because the calculations of the current six month loss per share includes the recognition of non-cash beneficial conversion feature charges to accumulated deficit totaling $10,781,000 relating to securities issued to Columbus Nova which added $1.22 per share to our per share losses for the period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Beneficial conversion feature of securities issued” and Note 5 to the financial statements.  Furthermore, the additional interest and costs of management and consultants have affected the per share comparisons.   Furthermore, CCTV’s results of operations from January 1, 2004 to February 24, 2004 have been excluded from the 2004 results to the extent that the Company did not have a prior direct or indirect equity interest in their results.  Such exclusion has been reflected as “Losses of subsidiaries prior to consolidation” on the Company’s consolidated statements of operations.  For the six months ended June 30, 2005, the Company incurred a loss from operations of $3,901,000, which before depreciation and amortization was $3,030,000. This represents a widening of the six-month loss reported in the prior year, in which the loss from operations was $3,286,000, or $2,426,000 prior to depreciation and amortization charges. Such increased operating losses reflect the on-going financial commitments made to support an increase in the Company’s operating infrastructure as noted in the discussion of the three-month period ended June 30, 2005 above.

The per share results in the three and six-month periods ended June 30, 2005 do not reflect the increase in the Company’s outstanding equity securities in the form of Series B Preferred Stock issued to Columbus Nova.  The inclusion of such shares, which have a limited liquidation preference for four years, in the per share loss calculations are considered to be anti-dilutive because their inclusion would have the effect of lowering our reported loss per share.  Had such shares been included in the per share calculations, our pro forma loss per share for the three and six-month periods ended June 30, 2005 would have been $0.18 and $1.18, respectively.  The per share amounts for the prior year also do not include the effects of the additional 200,879 shares of Common Stock that were issued in September 2004 pursuant to the terms of the acquisition agreements.

Revenue and Gross Margin Summary

For the three months ended June 30, 2005, the Company recorded total revenues of $2,401,000 from which it recognized gross margin of $777,000, or 32.4% of revenues.  In the second quarter of 2004, the Company had recorded total revenues of $1,404,000, from which it recognized gross margin of $75,000, or 5.3% of revenues. For the six months ended June 30, 2005, the Company recorded total revenues of $4,632,000 from which it recognized gross margin of $1,520,000, or 32.8% of revenues.  For the first six months of 2004, the Company had recorded total revenues of $2,782,000, from which it recognized gross margin of $303,000, or 10.9% of revenues.  Components of revenue and gross margin are as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2005	2004	Change	2005	2004	Change
Television services	$ 547	$ 390	40.3%	$1,091	$ 730	49.5%
Internet access services	1,690	849	99.1%	3,239	1,600	102.4%
Connection fees and equipment sales	112	124	(9.7%)	208	233	(10.7%)
	2,349	1,363	72.3%	4,538	2,563	77.1%
Other revenue	52	41	26.8%	94	219	(57.1%)

Total revenue	2,401	1,404	71.0%	4,632	2,782	66.5%
Cost of sales	1,624	1,329	22.2%	3,112	2,479	25.5%

Gross margin	$ 777	$ 75	936.0%	$1,520	$ 303	401.7%

Subscription revenue, connection fees and equipment sales

Television and Internet service revenues increased as a result of the continued expansion of the Company’s HFC Network and further progress in gaining subscribers and improving market penetration, as noted in the following table:

	June 30, 2005	December 31, 2004	June 30, 2004	Year-to-date change	One-year change

Homes Passed	225,631	198,479	196,944	13.7%	14.6%
Active Subscribers
Terrestrial television	72,495	65,451	60,476	10.8%	19.9%
Cable television	6,405	7,268	5,608	(11.9%)	14.2%
Internet	21,104	16,063	10,522	31.4%	100.6%

Penetration levels
Terrestrial television	32.1%	33.0%	30.7%
Cable television	2.8%	3.7%	2.8%
Internet	9.4%	8.1%	5.3%

In addition, the Company has been able to improve its average monthly revenue per active subscriber (“ARPU”), which for terrestrial services increased to approximately $1.48 for the quarter ended June 30, 2005 from approximately $1.43 for the second quarter of 2004 while the year-to-date ARPU for these services was approximately $1.49 as compared to approximately $1.38 for the first six months in 2004 primarily due to tariff increases in early 2004.  ARPU for cable television services was $11.86 for the second quarter of 2005 as compared to $9.39 for the comparable period in 2004 and for the six-month period ended June 30, 2005 ARPU for pay television was $11.83 as compared to $9.38 for the first six months of 2004.  The increase is primarily due to the introduction of additional content from NTV+ which began in the second quarter of 2004.  ARPU from Internet access services was $27.24 for the three months ended June 30, 2005 as compared to $28.63 for the three months ended June 30, 2004.  Year-to-date, the Internet ARPU is $28.30 as compared to $28.82 for the first half of 2004.  Increased competitive pricing pressures have resulted in the Company being more aggressive in its offerings to its subscribers.

Market penetration has increased slightly for Internet services largely as a result of the pace of growth in customers having exceeded the rate of expansion of the Company’s HFC network.  During the six-month period, until late June 2005, the Company had temporarily suspended active marketing of its cable television services until it had received subscriber equipment that is compatible with a new digital platform which will be installed in the third quarter of 2005.  Accordingly, we believe that the decline in market penetration levels for cable television services is temporary.  The Company expects to show growth in take-up of these services beginning in the third fiscal quarter.

Connection fees and equipment sales

For the three and six months ended June 30, 2005, the Company recorded $112,000 and $208,000, respectively of connection fees and installation revenue as compared to the $124,000 and $233,000 of such revenues recorded during the three and six months ended June 30, 2004.  The lower revenue relates to the significant discount on set top boxes for premium television subscribers that were given during the period as part of sales promotions and to lower installations of premium cable television services as the Company prepares for the launch of digital service which is expected to occur in the third quarter of 2005.

Other revenue

For the three and six months ended June 30, 2005, the Company recorded $52,000 and $94,000, respectively, of other revenue which for the quarter represents an increase of 26.8% from the $41,000 of other revenue recorded in the prior year, and year-to-date represents a decrease of 57.1% from the prior year’s six month total.  In 2004, CCTV recorded approximately $129,000 relating to its participation as a subcontractor of COMCOR in a City of Moscow build-out program in the Zelenograd region of Moscow.

Cost of sales

Cost of sales for the three months ended June 30, 2005 totaled $1,624,000 or 67.6% of total revenue to produce gross margin of $777,000.  During the prior year’s second quarter, cost of sales totaled $1,329,000, or 94.7% of revenue.  Cost of sales for the six months ended June 30, 2005 totaled $3,112,000 or 67.2% of total revenue to produce gross margin of $1,520,000.  During the prior year’s first six months, cost of sales totaled $2,479,000, or 89.1% of revenue.  Payments for use of secondary nodes increased by approximately 65.0% over the prior year’s second quarter as a result of an increase in the number of secondary nodes leased and increased monthly charges for such nodes which took effect in March 2005.  At June 30, 2005, the Company was leasing 276 secondary nodes from COMCOR as compared to 256 nodes as of June 30, 2004.  Depreciation expense increased due to the continued expansion of the HFC Network, and traffic and content charges increased from the prior year due to increased subscriber levels for both television and Internet services, and from the introduction in 2004 of television content from NTV+. Equipment charges decreased from the prior year, due to increased deferrals relating to new customer growth for Internet services. Such charges are being amortized over the estimated lives of the customer relationships.  The Company is deferring certain installation and equipment costs and amortizing them over the estimated lives of the customer contracts for Internet access services.  Lower activity in installing new cable television subscribers as the Company prepares to upgrade to a digital platform and increased deferrals of costs have also contributed to the decrease.

Operating expenses

Operating expenses totaled $2,989,000 and $5,421,000, respectively, during the three and six months ended June 30, 2005, which represent increases of 69.3% and 51.0% from the $1,766,000 and $3,589,000 of such expenses reported for the three and six months ended June 30, 2004.  Salaries and benefits for the three and six-month periods increased 67.8% and 67.5%, respectively over prior year levels due to increases in the workforce, costs associated with new management and severance costs.  Increased advertising and promotion costs as the Company began to launch a new brand name in Moscow also contributed to the higher level of operating costs from the prior year.

Equity in losses of IAS

For the three and six months ended June 30, 2005, the Company recorded $86,000 and $143,000, respectively, as its 43.5% equity in the losses of IAS as compared to $39,000 and $171,000, respectively, of such equity in IAS’s losses for the three and six months ended June 30, 2004.     IAS’s losses for the quarter ended March 31, 2005 were lower than the losses it reported for the comparable period in the prior year primarily due to the absence of interest expense on a bank loan as a result of its repayment in the fourth quarter of 2004.  Current year equity in IAS’s losses includes a factor equivalent to depreciation on the portion of the purchase price allocation attributable to the fair market value of IAS’s real estate holdings over their historical values.

Investment income and other income

For the three and six months ended June 30, 2005, investment income and other income totaled $342,000 and $591,000, respectively, as compared to $272,000 and $628,000 in the comparable periods in the prior fiscal year.  Lower gains from the Company’s trading in domestic common stocks and the non-recurrence in 2005 of a precious metals recovery relating to a former operating segment of the Company in 2004, which were partially offset by higher interest income from the investment of the proceeds from the issuance of the Series B Preferred Stock and the CN Term Loan from Columbus Nova resulted in the year-to-date decline.

Interest expense

Interest expense totaled $654,000 and $1,233,000, respectively, for the three and six months ended June 30, 2005 as compared to the interest expenses of $69,000 and $129,000, recorded in the comparable periods in 2004.  Interest expense on the $18.5 million CN Term Loan, which was slightly offset by lower outstanding balances on the Company’s 10.5% Subordinated Debentures, accounted for the increase.  Interest expense for the three and six months ended June 30, 2005, excludes $67,000 and $102,000, respectively, of interest on the CN Term Loan which has been capitalized into construction in process.  The Company has the option of rolling interest on the CN Term Loan into the principal balance, or paying the interest quarterly.  For the interest periods ended April 13, 2005 and July 13, 2005, Columbus Nova has granted the Company an extension until September 2005 to decide which option will be taken.

Income tax benefit

Income tax benefit has been accrued based upon the estimated effective tax rates for the fiscal year, after considering valuation allowances related to the Company’s ability to realize such tax benefits and based upon the amortization or adjustment of previously recorded deferred income tax liabilities relating to changes in the recorded values of certain non-current assets.   During the three months ended June 30, 2005, the Company successfully settled a pending state tax matter which enabled it to reverse approximately $362,000 of previously accrued tax liabilities.  Accordingly, the effective income tax benefit rate during the three and six months ended June 30, 2005 was less than 1%.

Beneficial conversion feature of securities issued

A beneficial conversion charge with a corresponding credit to additional paid-in capital of $10,781,000 was recorded in the first quarter of 2005 relating to the Series B Preferred Stock issued in connection with the equity portion of the Columbus Nova financing. This amount was determined based upon a comparison of the intrinsic value of the Series B Preferred Stock, which was deemed to be equal to the $6.11 per share value of the underlying Common Stock into which it can convert, and the portion of the proceeds of the equity financing which was deemed to be attributable to the Series B Preferred based upon an allocation process. Such beneficial conversion feature charge was limited to the value of the equity proceeds that had been allocated to the Series B Preferred Stock. This allocation process was done in concert with a valuation of the warrants issued to Columbus Nova.  The amount of the equity proceeds allocated to warrants, when coupled with their $5.00 per share exercise price, exceeded the market value of the underlying Common Stock to be received from their exercise.  Accordingly, no beneficial conversion feature was recognized for warrants.

Losses of subsidiaries prior to consolidation

For the three months ended March 31, 2004, the Company added back the net losses of each of CCTV and MBC to the extent that it did not have a direct or indirect equity interest in these entities from January 1, 2004 to the date of their acquisition, February 24, 2004.

Preferred dividends

Dividends on the Company’s Series A Preferred Stock totaled $57,000 and $113,000, respectively for the three and six months ended June 30, 2005 as compared to $65,000 and $136,000 of such dividends for the three and six months ended June 30, 2004.  The reduction reflects the effects of redemption and conversion of a total of 37,777 shares of the Series A Preferred Stock during the first six months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company’s consolidated cash position was $19,801,000, as compared to cash of $1,817,000 as of December 31, 2004.  In addition, at June 30, 2005, the Company had $4,786,000 of marketable securities as compared to no such investments at December 31, 2004.  During the six months ended June 30, 2005, the Company used $6,131,000 in its operating activities, which is comprised of a use of cash of $3,267,000 in net losses as adjusted for non-cash items, and $2,864,000 of cash used by changes in operating assets and liabilities.  The net loss adjusted for non-cash items compares to a loss adjusted for non-cash items of $1,618,000 for the comparable period in the prior year.  Increased operating expenses and interest expense in the current year led to the increase from the prior year levels.  The change in operating balances includes a net decrease of $1,129,000 in the balance due COMCOR, which reflects the payment of previously accrued balances in accordance with new agreements reached regarding the terms of the services being provided by COMCOR.  Cash was also used during the six-month period to pay expenses relating to the CN Term Loan that will be amortized over the five-year period of the loan.  Increases in accrued liabilities including amounts due from accrued interest expense and accrued compensation including severance payments due, helped reduce the use of cash during the quarter for operating activities.  During the six months, the Company utilized $9,294,000 from investing activities, of which $4,684,000 was used for making investments in highly liquid variable rate auction rate securities and certain common stock investments, and $4,610,000 was used for capital expenditures to improve technology and expand the Company’s HFC Network.  Financing activities provided $33,409,000 during the six months ended June 30, 2005, of which $33,594,000 relates to net proceeds from the Columbus Nova equity and debt financing after considering expenses and fees paid and the repayment of the bridge loan extended by Columbus Nova in 2004.  The Company has accrued an additional $252,000 for estimated costs that may be due in connection with this transaction.  The Company used $196,000 for the payment of preferred dividends and debt service on a mortgage loan.

The Company currently continues to incur operating losses, and expects such losses to continue through the end of the current year and into 2006. In addition, the Company is committing funds to expand its HFC Network in Moscow and to update the delivery of its television services to a digital platform. This technology upgrade and marketing approaches that have been developed to increase the Company’s subscriber base are expected to involve expenditures to provide digital compatible equipment to existing and future subscribers for little or no cost to such subscribers. As a result of all these factors, the Company expects to continue to use cash from its operations.

There can be no assurances that the proceeds received and which may be received from Columbus Nova will be sufficient to adequately build out CCTV’s HFC Network to enable CCTV to attract a sufficient number of subscribers who elect to take up CCTV’s cable-based services, or if the build-out of the homes passed network does progress, that CCTV can attract a sufficient number of subscriber services to be taken to generate the revenues that will be needed to achieve profitability.  However, the Company expects that it may require additional funding prior to the end of 2006, in addition to the $10 million of additional proceeds that can be received under terms of the CN Term Loan if CCTV passes 500,000 homes, or if this provision is otherwise waived.  There can also be no assurances that CCTV will meet the 500,000 homes passed requirement to enable it to draw the final $10 million of the CN Term Loan or that such homes passed requirement will be waived if CCTV does not meet the required level.  If CCTV is not able to obtain the final $10 million from the CN Term Loan, the requirement for additional financing to enable it to continue to expand its network and services will be accelerated, and there can be no assurances with respect to the Company’s ability to attract additional financing or of the terms of any such financing it may obtain in such circumstances.

The $18.5 million drawdown on the CN Term Loan bears interest at the annual rate of 12% which has increased our costs from historical levels.  The Company has the option to pay the interest quarterly, or to roll interest into the principal of the CN Term Loan at which time, such capitalized interest will also accrue interest expense.  If the Company elects to pay the interest currently as it comes due, such use of cash may restrict its ability to fully implement the business expansion plans for CCTV in Moscow.  If the interest is capitalized into the principal of the CN Term Loan, the compound growth in the expense and the liability could hamper the Company’s ability to attract additional future financing or to justify meaningful value for the Company’s equity securities.  As previously noted, the Company has received an extension of until September 2005 to decide which option will be taken with respect to the quarterly interest payments which were due in April and July 2005.

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

OFF BALANCE SHEET ARRANGEMENTS

At June 30, 2005, the Company has a contingent liability with respect to a $386,000 letter of credit issued by its bank to secure performance bonds issued in connection with a state income tax matter.  This tax matter had been settled during the second quarter and on terms viewed as being favorable by the Company.  Accordingly, the letter of credit was subsequently canceled by the Company in connection with the cancellation of the performance bonds.

The Company is also party to certain operating leases which will require $14,000 of payments to be made during the remainder of 2005 and $4,000 in 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates and from factors that impact equity investments in Russia, as discussed in the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2004.

FOREIGN INVESTMENT RISK

Since the Company’s wholly-owned subsidiary, CCTV, operates in Russia, the Company is subject to the economic and political risks associated with operating in Russia.  In addition, fluctuations in the value of the Russian ruble may affect the reporting of the Company’s results of operation and financial condition in terms of U.S. dollars.  The Company’s current pricing strategies involve monthly tariffs that are closely tied to the value of the U.S. dollar but still paid in Russian rubles.  This could result in fluctuations in revenues that are not met equally or proportionally with changes in the Company’s expenses.  Furthermore, beginning in 2005, certain of the Company’s expenses are Euro-based and the Company bears the risk of fluctuations in the U.S. dollar-Euro exchange rate.  The Company has not entered into any derivative instruments to hedge its Russian ruble or Euro currency risks.  Operating CCTV also involves the risk of CCTV’s ability to increase its revenues through the addition of subscribers for its cable television, high-speed data transmission and Internet services.  The subscriber growth is largely dependent upon CCTV’s ability to build-out its HFC Network from the Moscow Fiber Optic Network which it leases from COMCOR, which, in turn, is largely dependent upon CCTV receiving a sufficient amount of capital to pay for the equipment and construction costs.

INTEREST RATE RISK

At June 30, 2005, Andersen Land Corp., a wholly owned subsidiary of the Company, was liable in the amount of $1,708,000 under a mortgage collateralized by a real estate property and an assignment of rental income from the lease of the property.  Interest under this note will fluctuate at 2.25% above the London Interbank Offered Rate, which will expose the Company at each periodic renewal of the rate until its maturity in June 2010.  At June 30, 2005, the interest rate on this mortgage loan was 4.94%, which is scheduled to be re-set in August 2005.  The Company estimates that a 1% increase in the interest rate at this next interest rate re-set would increase interest expense for 2005 by approximately $5,000 and would increase interest expense by approximately $15,000 for 2006.

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

Part II.  Other Information

Item 1.  Legal Proceedings.

Morton International, Inc. v. A.E. Staley Mfg. Co. et al. and Velsicol Chemical Corp. v. A.E. Staley Mfg. Co. et al.

As originally reported in the Company’s Form 10-K for the year ended February 28, 1997, in July 1996, two companion lawsuits were filed in the United States District Court for the District of New Jersey, by various owners and operators of the Ventron-Velsicol Superfund Site (the “Site”).  The lawsuits, which were subsequently consolidated, were filed under the Comprehensive Environmental Resource Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act, the New Jersey Spill Act and New Jersey common law, alleging that the defendants (over 100 companies, including the Company’s wholly-owned subsidiary, JM Ney), were generators of certain wastes allegedly processed at the Site.  The lawsuits seek recovery of costs incurred and a declaration of future liability for costs to be incurred by the owners and operators in studying and remediating the Site.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 23, 2005, the Company held an Annual Meeting of its stockholders at which meeting the following directors of the Company were elected for the ensuing year or until their successors are elected and qualified.

	FOR	WITHHELD
Andrew Intrater	11,119,489	4,240
Warren L. Mobley	11,119,989	3,740
Oliver R. Grace, Jr.	11,119,975	3,754
Ivan Isakov	11,119,489	4,240
Jay M. Haft	11,119,989	3,740
Valentin V. Lazutkin	11,119,489	4,240
James J. Pinto	11,121,538	2,191
Vladimir A. Serdyuk	11,119,989	3,740
David R. Van Valkenburg	11,120,094	3,635
Alexander P. Vladislavlev	11,120,947	2,782

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description

10.1	Vitaly Spassky Employment Agreement.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOSCOW CABLECOM CORP.

By:

/s/ Warren L. Mobley

Warren L. Mobley

Chairman, President and Chief Executive Officer

Date:

August 12, 2005

By:

/s/ Andrew M. O’Shea

Andrew M. O’Shea

Chief Financial Officer and Secretary

Date:

August 12, 2005