Form 10-Q
period 2005-09-30
MOSCOW CABLECOM CORP
filed 2005-11-14
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The number of shares of the Registrant’s $.01 par value Common Stock outstanding at November 11, 2005 was 8,860,746 and the number of shares of the Registrant’s $.01 par value Series B Convertible Preferred Stock outstanding was 4,500,000.

MOSCOW CABLECOM CORP.
FORM 10-Q

Part I.  Financial Information
Item 1.  Financial Statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Balance Sheets
(In thousands, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,667	$ 1,817
Marketable securities	4,601	-
Accounts and other receivables, less allowance for doubtful accounts of $107 and $90	264	192
Inventories	797	681
Taxes receivable	2,692	1,751
Prepaid expenses and other current assets	3,465	1,291

Total current assets	25,486	5,732
Property, plant and equipment, net	20,889	17,019
Construction in progress and advances	7,916	4,547
Prepaid pension expense	5,065	4,927
Intangible assets, net	5,002	5,456
Goodwill	5,115	5,115
Investment in Institute for Automated Systems	7,282	7,585
Other assets	1,978	1,383

Total assets	$78,733	$51,764
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$ 598	$ 4,598
Payable to related party	267	1,584
Accounts payable	2,193	1,884
Accrued interest payable	1,712	57
Accrued liabilities	2,833	2,609

Total current liabilities	7,603	10,732
Long-term debt, less current maturities	20,746	2,371
Other long-term liabilities	1,390	1,212
Deferred income taxes	4,220	4,353

Total liabilities	33,959	18,668
Commitments and contingencies
Stockholders’ equity:
Series A cumulative convertible preferred stock, no par value; authorized 800,000 shares; 150,144 shares issued and outstanding; liquidation preference $18.75 per share	2,792	2,792
Series B convertible preferred stock, $.01 par value; authorized 25,000,000 shares, issued and outstanding 4,500,000 shares	45	-
Common stock, $.01 par value; authorized 40,000,000 shares; issued and outstanding 8,860,746 and 8,799,541 shares, respectively	89	88
Treasury stock, at cost, 24,500 shares	(180)	(180)
Additional paid-in capital	65,814	35,246
Accumulated deficit	(23,786)	(4,850)

Total stockholders’ equity	44,774	33,096

Total liabilities and stockholders’ equity	$78,733	$51,764
The accompanying notes are an integral part of these consolidated condensed financial statements.

MOSCOW CABLECOM CORP.

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Sales and revenues
Subscription fees, connection fees and equipment sales	$2,367	$1,447	$6,905	$4,010
Other	44	23	138	242

Total revenue	2,411	1,470	7,043	4,252

Cost of sales
Services from related party	663	346	1,678	965
Salaries and benefits	377	465	950	818
Depreciation and amortization	431	400	1,273	1,049
Other	657	67	1,339	925

Total cost of sales	2,128	1,278	5,240	3,757

Gross margin	283	192	1,803	495

Operating expenses
Salaries and benefits	1,898	640	4,622	2,266
Depreciation	112	93	321	304
General and administrative	1,430	1,130	3,918	2,882

Total operating expenses	3,440	1,863	8,861	5,452

Loss from operations	(3,157)	(1,671)	(7,058)	(4,957)

Equity in losses of Institute for Automated Systems	(160)	(23)	(303)	(194)
Investment income and other income	282	231	873	859
Interest expense	(665)	(93)	(1,898)	(222)
Foreign currency translation (loss) gain	6	(17)	(69)	28

Loss before income taxes	(3,694)	(1,573)	(8,455)	(4,486)
Income tax benefit	63	242	469	365
Losses of subsidiaries prior to consolidation	-	-	-	525

Net loss	(3,631)	(1,331)	(7,986)	(3,596)
Preferred dividends	(56)	(57)	(169)	(193)
Beneficial conversion feature	-	-	(10,781)	-

Net loss applicable to common shares	$(3,687)	$(1,388)	$(18,936)	$(3,789)

Earnings per common share:
Basic and diluted (Note 5)	$(0.42)	$(0.16)	$(2.14)	$(0.53)
The accompanying notes are an integral part of these consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2005

(In thousands)
(unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance December 31, 2004	$2,792	-	$88	$(180)	$35,246	$(4,850)	$33,096

Series B Preferred Stock and warrants issued, net of transaction costs	-	45	-	-	19,442	-	19,487
In-the-money stock options granted, net of forfeitures	-	-	-	-	120	-	120
Stock grants	-	-	-	-	215	-	215
Exercise of stock options	-	-	1	-	10	-	11
Beneficial conversion feature of Series B Preferred Stock	-	-	-	-	10,781	(10,781)	-
Net loss	-	-	-	-	-	(7,986)	(7,986)
Preferred dividends	-	-	-	-	-	(169)	(169)

Balance September 30, 2005	$2,792	$45	$89	$(180)	$65,814	$(23,786)	$44,774
The accompanying notes are an integral part of these condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Nine months ended September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(7,986)	$(3,596)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Losses of subsidiaries prior to consolidation	-	(525)
Equity in losses of Institute for Automated Systems	303	194
Depreciation and amortization	1,594	1,372
Stock-based compensation	335	723
Deferred income taxes	(133)	(231)
Pension income	(138)	(130)
Net gains from marketable securities	(114)	(295)

Changes in operating assets and liabilities, net of changes from acquisitions of CCTV and Moscow Broadband in 2004:
Accounts and other receivables	(72)	(420)
Inventories	(116)	162
Prepaid expenses and other assets	(3,247)	(1,548)
Accounts payable and payables to affiliates	(1,008)	554
Accrued liabilities and other long-term obligations	1,782	2,844

Net cash (used in) operating activities	(8,800)	(896)

Cash flows from investing activities:
Investment in CCTV	-	(11)
Purchases of property and equipment	(8,174)	(2,149)
Purchases of marketable securities	(7,046)	(386)
Proceeds from sales of marketable securities	2,559	3,450

Net cash (used in) provided by investing activities	(12,661)	904

Cash flows from financing activities:
Proceeds from issuance of Series B Preferred Stock, net of expenses paid	19,557	-
Proceeds from term debt, net of fee paid	18,037	2,000
Principal payments on term debt	(4,125)	(125)
Payment of short-term borrowings	-	(250)
Redemption of Class A Preferred Stock	-	(165)
Stock options exercised	11	23
Preferred dividends paid	(169)	(212)

Net cash provided by financing activities	33,311	1,271

Net increase cash and cash equivalents	11,850	1,279
Cash acquired in CCTV and Moscow Broadband acquisitions	-	1,183
Cash and cash equivalents - beginning of period	1,817	845

Cash and cash equivalents - end of period	$13,667	$3,307
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

In January 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from February 28/29 to December 31, effective December 31, 2004.  This change was made to allow the Company to better align its financial reporting with the way it manages its business.  The accompanying comparative consolidated condensed statements of operations and cash flows for the three and nine months ended September 30, 2004 have been prepared to facilitate the comparison and evaluation of the Company’s consolidated results of operations for the three and nine months ended September 30, 2005.

Consolidation

The Company has consolidated the accounts of all its wholly-owned and majority-owned subsidiaries for the periods being reported.  For the nine months ended September 30, 2004, the consolidated results of operations include the full results of operations of each of ZAO ComCor-TV (“CCTV”) and ABC Moscow Broadband Communication Ltd. (“MBC”) for the nine-month period with an adjustment to exclude that portion of their results of operations to the extent the Company did not have a direct or indirect interest in their results prior to the Company’s acquisitions of CCTV and MBC on February 24, 2004.  This adjustment has been reflected as “Loss of subsidiaries prior to consolidation”.   As the Company’s primary activities center around CCTV’s operations, the Company operates as one reportable segment.

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

Marketable Securities

At September 30, 2005, marketable securities include investments in the common stocks of financial institutions and auction rate securities, which are highly liquid variable-rate debt securities.  While the auction rate securities have maturities in excess of one year, the interest rates are reset through auctions that are typically held every 28-35 days.  The securities trade at par on the auction dates and interest is paid at the end of each auction period.  Because of the short interest rate reset period, the book value of the securities approximates fair value.

During each of the three and nine-month periods ended September 30, 2005 and 2004, the Company also bought and sold marketable securities in the form of the common stocks of certain financial institutions.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options granted at fair market value. Accordingly, the adoption of SFAS 123R’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the accounting pronouncement would have approximated the impact of SFAS 123 as described below in the disclosure of pro forma net income and earnings.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not expected to have a material impact on our reported net operating cash flows or our net financing cash flows in periods after adoption.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss:
As reported	$(3,687)	$(1,388)	$ (8,155)	$(3,789)
Deduct: Total stock based compensation expense determined under the fair value method, net of taxes	(890)	(18)	(1,899)	(18)

Pro-forma net loss	$(4,577)	$(1,406)	$(10,054)	$ (3,807)
Basic and diluted net loss per share (see note 5):
As reported	$(0.42)	$(0.16)	$(2.14)	$(0.53)
Pro-forma	$(0.52)	$(0.16)	$(2.36)	$(0.54)

The weighted average fair value of the Company’s stock options was calculated using the Black-Scholes Option Pricing Model with the following assumptions for grants issued in 2005: no dividend yield; expected volatility ranging from 68.0% to 70.4%; risk free interest rate ranging from 3.36% to 3.92%; and expected lives of between 1.5 years and 5 years.

(2)

Columbus Nova Financing Transaction

On January 13, 2005, the Company closed on a $51 million debt and equity financing package with certain affiliates of Columbus Nova Capital (“Columbus Nova”) pursuant to which the Company received $22.5 million, before taking into account transaction costs currently estimated to total $3,013,000, in exchange for 4,500,000 shares of newly-authorized Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and warrants to acquire 8,283,000 shares of Series B Preferred Stock at $5.00 per share within five years of closing. Also, as part of the Columbus Nova financing, the Company’s wholly-owned subsidiary, CCTV, received $18.5 million of proceeds from a $28.5 million five-year term loan from Columbus Nova which bears interest at 12.0% per annum (the “CN Term Loan”).  Proceeds from the CN Term Loan were used to repay a $4 million bridge loan from Columbus Nova entered into in 2004 in connection with the financing, and to pay $612,500 of fees associated with the CN Term Loan.  The remaining proceeds from this financing are being utilized to expand CCTV’s “last-mile” hybrid fiber-coaxial network, to improve CCTV’s administrative and operating infrastructure, to allow CCTV to expand its sales and marketing activities and to meet the cash needs of both the Company and CCTV until the Company can generate sufficient cash from operations. CCTV’s access to the final $10 million of the CN Term Loan is conditioned on its having achieved 500,000 homes passed. At September 30, 2005, CCTV had accessed 255,622 homes with its “last mile” network. There can be no assurances that CCTV will meet the 500,000 homes passed requirement to enable it to draw the final $10 million of the CN Term Loan or that such homes passed requirement will be waived if CCTV does not meet the required level.  If CCTV is not able to obtain the final $10 million from the CN Term Loan, the requirement for additional financing to enable it to continue to expand its network and services will be accelerated, and there can be no assurances with respect to the Company’s ability to attract additional financing or of the terms of any such financing it may obtain in such circumstances.

The Series B Preferred Stock issued by the Company is convertible into Common Stock on a share-for-share basis and does not have any payment obligations except for preference rights in the event of liquidation.  The CN Term Loan accrues interest which is compounded quarterly at the annual interest rate of 12%, although CCTV has the option to pay quarterly interest in cash.

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

As part of the transaction with Columbus Nova,  members of the Company’s management and consultants who were appointed in January 2005 received 1,161,050 of stock options at an exercise price of $5.00 per share.  In connection with negotiated termination agreements with each of these individuals, 723,595 of these options were canceled and 437,455 options were afforded accelerated vesting.  The net fair value of $120,000 for this in-the-money feature has

been reflected as compensation expense.   Such expense excludes any expense that may be required in future accounting periods pursuant to SFAS123R. See also note 12 for discussions of additional severance costs.

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

The consideration for the acquisition of CCTV and MBC was valued at $30.7 million, which includes the cash contribution of $3.5 million in May 2003 and $27.2 million representing the value of shares of Common Stock issued based upon the market price of $4.21 per share for the Company’s Common Stock at the time the agreements were reached and announced in May 2003.  The purchase price was allocated as follows:  $12.3 million to the net assets of CCTV, $7.1 million to CCTV’s 43.5% equity interest in the Institute for Automated Systems (“IAS”) and $11.3 million related to intangible assets and goodwill on the transaction.

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

CCTV’s licenses to provide television broadcast and cable television services were determined to have a finite life of 10 years based upon the expectation of obsolescence, demand, competition, and other economic factors that limit the useful life of the asset.  The Company’s broadcast and cable television license has been renewed until April 2010. In addition, licenses for data transmission and other services for which no value has been assigned have been extended until May 2010.  The Company expects that future license renewals will occur in the ordinary course of business.

During the nine months ended September 30, 2005, the Company recorded $454,000 of amortization related to the COMCOR agreement and broadcast license assets.  Over each of the next five years, the Company expects to recognize annual amortization of approximately $604,000 related to these intangible assets.

At September 30, 2005, intangible assets were comprised as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Agreement with COMCOR	$3,490	$ (610)	$2,880
Broadcasting licenses	2,572	(450)	2,122

Totals	$6,062	$(1,060)	$5,002

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

(4)

Investment in Institute For Automated Systems

IAS is a telecommunications company that operates a data communications network in Russia.  As a result of the acquisitions of CCTV and MBC in February 2004, the Company had a 43.5% equity interest in IAS, which was temporarily diluted to 12.0% in October 2004 as part of a process that provided IAS with sufficient funds to enable it to pay its long-term debt obligations.  In April 2005, the planned restoration of the Company’s ownership stake was completed upon the payment of approximately $866,000, which as of December 31, 2004, is included in the reported value of IAS and within accrued liabilities.  For the three and nine months ended September 30, 2005, the Company recorded $160,000 and $303,000 respectively, as its 43.5% equity in IAS’s losses.  The Company’s equity in IAS’s losses also includes the depreciation of the difference between the fair market value of IAS’s real estate and their historical values as of the date of the Company’s acquisitions of CCTV and MBC .

The Company’s investment in IAS is recorded at $7,282,000 as compared to 43.5% of IAS’s equity, which is $3,383,000.  The difference is due to the valuation of IAS as part of the process to allocate the purchase price for the acquisition of CCTV and MBC including appropriate consideration of the additional payment which was made to enable the Company to maintain its ownership percentage.  Such difference is primarily attributable to the unamortized fair value adjustment relating to real estate owned by IAS.

The following presents the summarized financial condition of IAS as of September 30, 2005 and December 31, 2004, and the results of its operations for the three and nine months then ended (in thousands):

Balance Sheet	September 30, 2005	December 31, 2004
Current assets	$1,678	$ 1,251
Non-current assets	7,487	7,912

Total assets	$9,165	$9,163

Current liabilities	$1,229	$ 836
Non-current liabilities	158	-

Total liabilities	1,387	836

Shareholders’ equity	7,778	8,327

	$9,165	$9,163

Statement of Operations	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenues	$1,438	$1,409	$4,047	$3,925
Cost of revenues	(1,262)	(1,062)	(3,407)	(3,083)
Operating expenses	(460)	(342)	(1,164)	(1,080)

(Income) loss from operations	(284)	5	(524)	(238)
Foreign currency transaction gain (loss)	2	7	(8)	3
Interest expense	(2)	(65)	(2)	(202)
Income tax expense	(9)	-	(15)	(9)

Net loss	$ (293)	$ (53)	$ (549)	$ (446)

(5)        Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Convertible subordinated debentures, due October 2007; interest at 10.5% payable semi-annually; annual principal payments through maturity, unsecured	$ 1,219	$1,219
Mortgage loan, due June 2010; interest at LIBOR plus 2.25%; monthly principal payments of $14	1,625	1,750
Term loan, due January 2010, interest at 12%	18,500	-
Short term bridge loan, due at closing of Columbus Nova financing, interest at 12%	-	4,000
	21,344	6,969
Less current maturities	(598)	(4,598)
	$20,746	$2,371

(6)

Loss Per Share

Loss per share is computed based on the weighted average number shares of Common Stock and equivalent shares outstanding.  Diluted earnings per share assumes full conversion of all convertible securities into Common Stock at the later of the beginning of the year or date of issuance, unless antidilutive.  For the three and nine-month periods ended September 30, 2005 and 2004, the assumed conversion of the Company’s convertible securities, including the Series B Preferred Stock, had antidilutive effects on the Company’s earnings per share.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Calculation of basic loss per share

Numerator for basic and diluted loss per share:
Net loss, as reported	$(3,631)	$(1,331)	$ (7,986)	$(3,596)
Preferred dividends	(56)	(57)	(169)	(193)
Beneficial conversion feature	-	-	(10,781)	-

Numerator for basic and diluted loss per share	$(3,687)	$(1,388)	$(18,936)	$(3,789)

Denominator for basic loss per share:
Weighted average number of shares outstanding during the period	8,850	8,595	8,832	7,091
Effect of dilutive securities	-	-	-	-

Denominator for diluted loss per share	8,850	8,595	8,832	7,091

Basic loss per share	$(0.42)	$(0.16)	$(2.14)	$(0.53)

Diluted loss per share	$(0.42)	$(0.16)	$(2.14)	$(0.53)

In connection with the transaction with Columbus Nova, the Company has recorded a non-cash charge and a corresponding credit to additional paid-in-capital in the amount of $10,781,000 relating to the beneficial conversion feature (“BCF”) of the Series B Preferred Stock. The BCF charge was calculated as the difference between the proceeds from the equity portion of the Columbus Nova financing allocated to Series B Preferred Stock and the $6.11 per share market value of the underlying Common Stock of the Company on the commitment date, subject to the limitation that the BCF cannot exceed the fair value of the Series B Preferred as determined by the allocation of such equity proceeds.

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

The recognition of the BCF charge into accumulated deficit has been considered in the calculation of the loss per share for the nine months ended September 30, 2005, which increased the year-to-date loss per share by $1.22 per share.

(7)

Retirement Plans

The Company maintains a non-contributory defined benefit plan and a defined contribution plan which collectively cover substantially all U.S.-based full-time employees.  The defined contribution plan is funded through employees’ contributions and employer’s matching contributions.  Pension expense for the Company’s defined contribution plan totaled $0 for each of the three and nine months ended September 30, 2005, and was $1,000 and $9,000 for the three and nine months ended September 30, 2004, respectively.  The Company’s matching contributions in 2005 have been made using forfeitures from previous contributions.

The projected benefit obligations of the Company’s defined benefit plan were determined using the following assumptions:

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

Three months ended September 30,			Nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Components of periodic benefit gain:
Service cost of benefits accrued	$ 7	$ 6	$ 21	$ 18
Interest cost on projected benefit obligations	201	205	603	615
Expected return on plan assets	(286)	(282)	(858)	(844)
Amortization of unrecognized actuarial losses	32	27	96	81

Net periodic benefit gain	$ (46)	$ (44)	$(138)	$ (130)

The Company has never made any contributions to the defined benefit plan, and it expects that it will not be required to make any contributions during 2005.

(8)

Related Party Transactions

The Company receives signal delivery services, data network services and traffic services from COMCOR.  During the three and nine-month periods ended September 30, 2005, charges for such services totaled $663,000 and $1,678,000, respectively.  Within the current year-to-date amount is $376,000 of charges for traffic services provided by COMCOR which had been provided by a third party vendor in 2004.  At September 30, 2005, the Company was indebted to COMCOR in the amount of $267,000.

For the three and nine-month periods ended September 30, 2005, the Company recorded $682,000 and $1,901,000, respectively, of interest and other charges relating to the bridge loan with Columbus Nova and the CN Term Loan, which includes the amortization of the $462,500 arrangement fee and the annual $149,850 agency fee which were paid at the closing of the CN Term Loan.  At September 30, 2005, the Company was indebted to Columbus Nova in the amount of $18,500,000 for the Term Loan and $1,653,000 for accrued interest thereon.  At September 30, 2005, the Company had also accrued $70,000 of amounts due to Columbus Nova for estimated costs incurred in connection with the equity and debt financing.

CCTV leases office space from IAS for which it paid a total of $423,000 for the nine months ended September 30, 2005.

(9)

Income taxes

During the second quarter of 2005, the Company received a Stipulation for Judgment from the Commonwealth of Pennsylvania in which certain open tax matters from the Company’s fiscal year ended February 28, 1990 were settled through the payment of approximately $28,000. The Company had previously accrued $390,000 in liabilities relating to this matter, and accordingly it recorded a $362,000 credit to income tax expense which has increased the overall net income tax benefit for the nine-month period.

(10)

Supplemental Disclosure of Non-Cash Activity

In August 2005, the Company issued 19,681 shares of its Common Stock to a former executive in settlement of the “cashless” exercise of stock options to acquire 135,455 shares of the Company’s Common Stock.

(11)

Commitments and Contingencies

At September 30, 2005, CCTV had issued commitments totaling $3,350,000 in connection with technology upgrades, the build out of its “last-mile” access network in Moscow and the purchase of subscriber equipment.

Russian tax authorities have recently begun to attempt to restrict the ability to recover value added tax (“VAT”) paid to suppliers in excess of VAT received from customers for companies which have debt within their capital structures.  CCTV has received both favorable and unfavorable rulings from tax courts in Russia relating to its application for. CCTV is currently appealing certain interpretations of tax regulations in which the tax court’s opinion, if it prevails, may result in a write-down of approximately $250,000 in the value of the VAT recoverable recorded as of September 30, 2005.  Accordingly, in the event that CCTV’s appeals are not successful, certain portions of VAT recoverable that have been recorded and future payments of VAT to suppliers may not be fully recoverable through the offset of VAT received by CCTV from its customers as has been customary.  At this time, the Company believes that its position will prevail and that it will be able to recover the tax receivable recorded as of September 30, 2005 and any future VAT paid. Accordingly, no provision for nonrecoverability has been made in the accompanying consolidated financial statements as of September 30, 2005.  However, because of a certain degree of unpredictability in the overall process, there can be no assurances that the expected recoverability of this asset will actually occur and accordingly, at September 30, 2005 there is a possibility for a write-down of this asset in a future period.

The Company is engaged in various legal actions arising in the ordinary course of business.  These include asserted and unasserted legal matters relating to former operating segments of the Company, and which the Company has no basis to conclude that the results of such matters may be material to the Company’s results of operations or financial condition.

(12)         Severance Costs

Salaries and benefits expenses for the nine months ended September 30, 2005 include approximately $830,000 of severance benefits which is comprised of $213,000 of severance costs for the planned termination of U.S.-based employees in connection with the transition of certain administrative activities to Moscow, Russia, and $617,000 of severance costs relating to the termination of executives and consultants appointed in connection with the Columbus Nova financing transaction, and other executives terminated in connection with the third quarter appointment of new executive management. Such expenses are in addition to the expenses recorded in connection with the accelerated vesting of stock options discussed in Note 2.

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

Prior to February 2004, CCTV had been jointly owned by COMCOR and MBC. As a result of the receipt of shares of our Common Stock to COMCOR in connection with the sale of its ownership of CCTV to the Company, COMCOR owns approximately 31.6% of the Company’s outstanding voting equity securities, or 19.5% when taking into account the dilutive effects of the exercise of the warrants issued to Columbus Nova as described below. COMCOR provides signal delivery, Internet traffic and other services to CCTV under agreements entered into in connection with the Company’s acquisition of CCTV and as subsequently amended in connection with the Columbus Nova financing transaction.

In January 2005, the Company closed on a $51 million debt and equity financing package with Columbus Nova.   As part of the debt and equity financing, the Company received $22.5 million, before taking into account transaction costs currently estimated to total $3,013,000, in exchange for 4,500,000 shares of newly-authorized Series B

Convertible Preferred Stock (“Series B Preferred Stock”) at a price of $5.00 per share, and we issued Columbus Nova five-year warrants to acquire 8,283,000 shares of Series B Preferred Stock at $5.00 per share.  In addition, our wholly-owned subsidiary, CCTV, received $18.5 million of proceeds from the $28.5 million five-year CN Term Loan.  As a result of this debt and equity financing package, Columbus Nova has an approximately a 33.7% equity interest in the Company, or approximately a 59.2% equity interest on a fully diluted basis after considering the conversion of the Series B Preferred Stock and the exercise of the warrants to acquire 8,283,000 additional shares of Series B Preferred Stock.

The net proceeds from the Columbus Nova equity and debt financing are expected to provide us with the capital that we believe is needed to more aggressively build-out our hybrid-fiber coaxial network (“HFC Network”), expand sales and marketing programs and improve certain aspects of our administrative infrastructure.  The transaction also involved the addition of new senior management and new members to our Board of Directors.  Such new senior managers and consultants have since left the Company, and we have recorded provisions for severance payments and accelerated vesting of in-the-money stock options granted.  Although we are expecting further growth in revenues from increased numbers of subscribers for our Internet and cable television services, such growth is largely dependent upon our ability to continue to expand our HFC Network in Moscow and the degree of success in our efforts to attract and retain subscribers for these services.  In addition, competitive pressures in Moscow are expected to reduce average monthly tariff rates, particularly for subscribers for Internet services.  Our cost structure has increased to accommodate planned growth, so, as a result, we do expect to incur higher levels of selling, general and administrative costs and interest expense for the remainder of 2005 and into 2006.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

In January 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from February 28/29 to December 31, effective December 31, 2004.  Accordingly, the Company is reporting its results of operations for the three and nine-month periods ended September 30, 2005 and is presenting this discussion and analysis of those results in comparison to the unaudited results of operations for the three and nine-month periods ended September 30, 2004.  Such unaudited comparative amounts have been prepared using accounting policies consistent with past and present practice.

For the three months ended September 30, 2005, the Company reported net loss applicable to common shareholders of $3,687,000, or $0.42 per share, as compared to a loss of $1,388,000 or $0.16 per share for the three months ended September 30, 2004.  These results are not entirely comparable because in January 2005, the Company began incurring interest costs associated with the CN Term Loan and additional general and administrative costs, including severance costs, associated with the management and consultants who were appointed in connections with the CN financing transaction.  For the three months ended September 30, 2005, the Company incurred a loss from operations of $3,157,000, which before depreciation and amortization was $2,614,000. This represents a widening of the operating losses reported for the prior year’s third quarter, in which the loss from operations was $1,671,000, or $1,178,000 prior to depreciation and amortization charges. The Company’s growing operations helped produce additional gross margin, but the growth in operating expenses reflects the financial commitments made to support an increase in the Company’s operating infrastructure, and expanded sales and marketing costs. Among the increased expenses are costs incurred to develop and initially promote AKADO as the Company’s new brand name in Moscow.

For the nine months ended September 30, 2005, the Company reported net loss applicable to common shareholders of $18,936,000, or $2.14 per share, as compared to a loss of $3,789,000 or $0.53 per share for the nine months ended September 30, 2004.  These results are not comparable because the calculations of the current nine month loss per share includes the recognition of non-cash beneficial conversion feature charges to accumulated deficit totaling $10,781,000 relating to securities issued to Columbus Nova which added $1.22 per share to our per share losses for the period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Beneficial conversion feature of securities issued” and Note 5 to the financial statements.  Furthermore, the additional interest and costs of management and consultants, including severance costs, have affected the per share comparisons.   Furthermore, an add-back adjustment of $525,000 as “losses of subsidiaries prior to consolidation” was recorded in 2004 to exclude that portion of CCTV’s and MBC’s results of operations from January 1, 2004 to February 24, 2004 to the extent that the Company did not have a prior direct or indirect equity interest in their results. For the nine months ended September 30, 2005, the Company incurred a loss from operations of $7,058,000, which before depreciation and amortization was $5,464,000. This represents a widening of the nine-month loss reported in the prior year, in which the loss from operations was $4,957,000, or $3,604,000 prior to depreciation and amortization charges. Such increased operating losses reflect the on-going financial commitments made to support an increase in the Company’s operating infrastructure as noted in the discussion of the three-month period ended September 30, 2005 above.

The per share results in the three and nine-month periods ended September 30, 2005 do not reflect the increase in the Company’s outstanding equity securities in the form of Series B Preferred Stock issued to Columbus Nova.  The inclusion of such shares, which have a limited liquidation preference for four years, in the per share loss calculations are considered to be anti-dilutive because their inclusion would have the effect of lowering our reported loss per share.  Had such shares been included in the per share calculations, our pro forma loss per share for the three and nine-month periods ended September 30, 2005 would have been $0.28 and $1.45, respectively.  The per share amounts for the prior year only partially include the effects of the additional 200,879 shares of Common Stock that were issued in September 2004 pursuant to the terms of the acquisition agreements.

Revenue and Gross Margin Summary

For the three months ended September 30, 2005, the Company recorded total revenues of $2,411,000 from which it recognized gross margin of $283,000, or 11.7% of revenues.  In the third quarter of 2004, the Company had recorded total revenues of $1,470,000, from which it recognized gross margin of $192,000, or 13.1% of revenues. For the nine months ended September 30, 2005, the Company recorded total revenues of $7,043,000 from which it recognized gross margin of $1,803,000, or 25.6% of revenues.  For the first nine months of 2004, the Company had recorded total revenues of $4,252,000, from which it recognized gross margin of $495,000, or 11.6% of revenues.  Components of revenue and gross margin are as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	Change	2005	2004	Change
Television services	$580	$448	29.5%	$1,671	$1,178	41.9%
Internet access services	1,661	954	74.1%	4,900	2,554	91.9%
Connection fees and equipment sales	126	45	180.0%	334	278	20.1%
	2,367	1,447	63.6%	6,905	4,010	72.2%
Other revenue	44	23	91.3%	138	242	(43.0)%

Total revenue	2,411	1,470	64.0%	7,043	4,252	65.6%
Cost of sales	2,128	1,278	66.5%	5,240	3,757	39.5%

Gross margin	$283	$192	47.4%	$1,803	$495	264.2%

Subscription revenue, connection fees and equipment sales

Television and Internet service revenues increased as a result of the continued expansion of the Company’s HFC Network and further progress in gaining subscribers and improving market penetration, as noted in the following table:

	September 30, 2005	December 31, 2004	September 30, 2004	Year-to-date change	One-year change

Homes Passed	255,622	198,479	197,563	28.8%	29.4%
Active Subscribers
Terrestrial television	77,090	65,451	62,740	17.8%	22.9%
Cable television	9,466	7,268	6,262	30.2%	55.5%
Internet	24,985	16,063	12,722	51.2%	96.4%

Penetration levels
Terrestrial television	30.2%	33.0%	31.8%
Cable television	3.7%	3.7%	3.2%
Internet	9.8%	8.1%	6.4%

In addition, the Company has experienced an overall decline in its average monthly revenue per active subscriber (“ARPU”), which for terrestrial services increased to approximately $1.46 for the quarter ended September 30, 2005 from approximately $1.43 for the third quarter of 2004, while the year-to-date ARPU for these services was approximately $1.48 as compared to approximately $1.39 for the first nine months in 2004 primarily due to tariff increases in early 2004.  Monthly ARPU for cable television services was $11.00 for the third quarter of 2005 as compared to $10.31 for the comparable period in 2004, and for the nine-month period ended September 30, 2005, monthly ARPU for cable television was $11.56 as compared to $9.77 for the first nine months of 2004.  The increase is primarily due to the introduction of additional content from NTV+ which began in the second quarter of 2004.  ARPU from Internet access services was $25.57 for the three months ended September 30, 2005 as compared to $29.39 for the three months ended September 30, 2004.  Year-to-date, the monthly Internet ARPU is $27.52 as compared to $29.03 for the first nine months of 2004.  Increased competitive pricing pressures have resulted in the Company being more aggressive in its offerings to its subscribers.

Market penetration has increased for Internet services largely as a result of the pace of growth in customers having exceeded the rate of expansion of the Company’s HFC Network.  During a six-month period, until late June 2005, the Company had temporarily suspended active marketing of its cable television services until it had received subscriber equipment that is compatible with a new digital platform which was installed late in the third quarter of 2005.  Accordingly, we believe that the modest growth in market penetration levels for cable television services from a year ago is not indicative of the growth potential for these services.  This has been somewhat exhibited by the growth in take-up of these services beginning in the third quarter of 2005, during which time the number of active subscribers for these services increased 47.8%.

Connection fees and equipment sales

For the three and nine months ended September 30, 2005, the Company recorded $126,000 and $334,000, respectively of connection fees and installation revenue as compared to the $45,000 and $278,000 of such revenues recorded during the three and nine months ended September 30, 2004.  The increase in revenue relates to the significant increase in the rate of installing new customers as compared to the prior year.

Other revenue

For the three and nine months ended September 30, 2005, the Company recorded $44,000 and $138,000, respectively, of other revenue which, for the quarter represents an increase of 91.38% from the $23,000 of other revenue recorded in the prior year, and year-to-date represents a decrease of 43.0% from $242,000 of other revenue recorded in the prior year’s nine-month total.  In 2004, CCTV recorded approximately $129,000 relating to its participation as a subcontractor of COMCOR in a City of Moscow build-out program in the Zelenograd region of Moscow.

Cost of sales

Cost of sales for the three months ended September 30, 2005 totaled $2,128,000 or 88.3% of total revenue to produce gross margin of $283,000.  During the prior year’s third quarter, cost of sales totaled $1,278,000, or 86.9% of revenue.  Cost of sales for the nine months ended September 30, 2005 totaled $5,240,000 or 74.4% of total revenue to produce gross margin of $1,803,000.  During the prior year’s first nine months, cost of sales totaled $3,757,000, or 88.4% of revenue.  Charges totaling $1,059,000 for use of secondary nodes for the relay of signals to the Company’s network increased by approximately 48.9% over the prior year’s nine month totals as a result of an increase in the number of secondary nodes leased and increases in the monthly charges for such nodes which took effect in March 2005.  At September 30, 2005, the Company was leasing 291 secondary nodes from COMCOR as compared to 256 nodes as of September 30, 2004.  Depreciation expense increased due to the continued expansion of the HFC Network, and traffic and content charges increased from the prior year due to increased subscriber levels for both television and Internet services, and from the introduction in 2004 of television content from NTV+. Lower gross margins in the third quarter as compared to the first two quarters were the result of increased installations of cable television subscribers in the third quarter resulted in an increase in equipment costs from the expensing of set-top boxes. Lower installations of these services in the first two quarters had resulted in decreased equipment costs earlier in the year, as compared to 2004.

Operating expenses

Operating expenses totaled $3,440,000 and $8,861,000, respectively, during the three and nine months ended September 30, 2005, which represent increases of 84.6% and 62.5% from the $1,863,000 and $5,495,000 of such expenses reported for the three and nine months ended September 30, 2004.  Salaries and benefits for the three and nine-month periods increased 196.6% and 104.0%, respectively over prior year levels due to severance costs, increases in the workforce, and costs associated with management brought into the Company in January 2005, but who have since left the Company.  Increased advertising and promotion costs as the Company began to promote its services and its new brand name in Moscow also contributed to the higher level of operating costs from the prior year.

Equity in losses of IAS

For the three and nine months ended September 30, 2005, the Company recorded $160,000 and $303,000, respectively, as its 43.5% equity in the losses of IAS as compared to $23,000 and $194,000, respectively, of such equity in IAS’s losses for the three and nine months ended September 30, 2004.     IAS’s year to date losses in 2005 were higher than the losses it reported for the comparable periods in the prior year primarily due to the absence of interest expense on a bank loan as a result of its repayment in the fourth quarter of 2004.  In the third quarter, however, IAS’s losses increased due to expenses incurred in connection with work performed to provide its telecommunication services to a group of retail shops for which revenues have not yet been generated. Current year equity in IAS’s losses also includes a factor equivalent to depreciation on the portion of the purchase price allocation attributable to the fair market value of IAS’s real estate holdings over their historical values.

Investment income and other income

For the three and nine months ended September 30, 2005, investment income and other income totaled $282,000 and $873,000, respectively, as compared to $231,000 and $859,000 in the comparable periods in the prior fiscal year.  Higher levels of interest income from the investment of the proceeds from the issuance of the Series B Preferred Stock and the CN Term Loan from Columbus Nova were partially offset by lower gains from the Company’s trading in the common stocks of certain financial institutions and the non-recurrence in 2005 of a precious metals recovery relating to a former operating segment of the Company in 2004

Interest expense

Interest expense totaled $665,000 and $1,898,000, respectively, for the three and nine months ended September 30, 2005 as compared to the interest expenses of $93,000 and $222,000, recorded in the comparable periods in 2004.  Interest expense on the $18.5 million CN Term Loan, which was slightly offset by lower outstanding balances on the Company’s 10.5% Subordinated Debentures, accounted for the increase.  Interest expense for the three and nine months ended September 30, 2005, excludes $103,000 and $205,000, respectively, of interest on the CN Term Loan which has been capitalized into fixed assets and construction in process.  The Company has the option of rolling interest on the CN Term Loan into the principal balance, or paying the interest quarterly.  For the interest periods ended April 13, 2005,  July 13, 2005 and October 13, 2005, Columbus Nova has granted the Company an extension until December 2005 to decide which option will be taken.

Income tax benefit

Income tax benefit has been accrued based upon the estimated effective tax rates for the fiscal year, after considering valuation allowances related to the Company’s ability to realize such tax benefits and based upon the amortization or adjustment of previously recorded deferred income tax liabilities relating to changes in the recorded values of certain non-current assets. The Company currently recognizes valuation allowance for the net operating losses it is incurring in 2005.  During the three months ended June 30, 2005, the Company successfully settled a pending state tax matter which enabled it to reverse approximately $362,000 of previously accrued tax liabilities in that quarter.  Accordingly, the effective income tax benefit rates during the three and nine months ended June 30, 2005 was less than 2% and 6%, respectively.

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

Preferred dividends

Dividends on the Company’s Series A Preferred Stock totaled $56,000 and $169,000, respectively for the three and nine months ended September 30, 2005 as compared to $57,000 and $193,000 of such dividends for the three and nine months ended September 30, 2004.  The reduction reflects the effects of redemption and conversion of a total of 37,862 shares of the Series A Preferred Stock during the first nine months of 2004.  There have been no redemptions or conversions of the Series A Preferred Stock in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company’s consolidated cash position was $13,667,000, as compared to cash of $1,817,000 as of December 31, 2004.  In addition, at September 30, 2005, the Company had $4,601,000 of marketable securities as compared to no such investments at December 31, 2004.  During the nine months ended September 30, 2005, the Company used $8,800,000 in its operating activities, which is comprised of a use of cash of $6,139,000 in net losses as adjusted for non-cash items, and $2,456,000 of cash used by changes in operating assets and liabilities.  The net loss adjusted for non-cash items compares to a loss adjusted for non-cash items of $2,488,000 for the comparable period in the prior year.  Increased operating expenses and interest expense in the current year led to the increase from the prior year levels.  The change in operating balances includes a net decrease of $1,317,000 in the balance due COMCOR, which reflects the payment of previously accrued balances in accordance with new agreements reached regarding the terms of the services being provided by COMCOR and a reduction of $866,000 relating to the payment of additional shares of IAS which had been committed to prior to December 31, 2004.  Cash was also used during the nine-month period to pay expenses relating to the CN Term Loan that will be amortized over the five-year period of the loan.  Increases in accrued liabilities, including amounts due from accrued interest expense and accrued severance payments due, helped reduce the use of cash for operating activities during the nine month period.  During the nine months, the Company utilized $12,661,000 from investing activities, of which $7,046,000 was used for making investments in highly liquid variable rate auction rate securities and certain common stock investments, and $8,174,000 was used for payments for capital expenditures to improve technology and expand the Company’s HFC Network.  Financing activities provided $33,311,000 during the nine months ended September 30, 2005. Net proceeds of $33,594,000 were received from the Columbus Nova equity and debt financing after considering expenses and fees paid and the repayment of the bridge loan extended by Columbus Nova in 2004.  The Company has accrued an additional $70,000 for estimated costs that may be due in connection with this transaction.  The Company used $294,000 for the payment of preferred dividends and debt service on a mortgage loan.

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

The $18.5 million drawdown on the CN Term Loan bears interest at the annual rate of 12% which has increased our costs from historical levels.  The Company has the option to pay the interest quarterly, or to roll interest into the principal of the CN Term Loan at which time, such capitalized interest will also accrue interest expense.  If the Company elects to pay the interest currently as it comes due, such use of cash may restrict its ability to fully implement the business expansion plans for CCTV in Moscow.  If the interest is capitalized into the principal of the

CN Term Loan, the compound growth in the expense and the liability could hamper the Company’s ability to attract additional future financing or to justify meaningful value for the Company’s equity securities.  As previously noted, the Company has received an extension of until December 2005 to decide which option will be taken with respect to the quarterly interest payments which were due in April, July and October 2005.

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

The Company is party to certain operating leases which will require $7,000 of payments to be made during the remainder of 2005 and $4,000 in 2006.

The Company’s capital expenditures, including $205,000 of unpaid capitalized interest, for the nine months ended September 30, 2005 are summarized as follows (in thousands):

	Q1	Q2	Q3	Total
Line extensions (network costs associated with entering new service areas)	$1,435	$3,075	$2,825	$7,335
Scalable infrastructure (primarily internet equipment)	285	196	-	481
Other administrative	133	40	390	563
	$1,853	$3,311	$3,215	$8,379

As of September 30, 2005, the Company had 288 employees and approximately 140 subcontracted workers in installation and administrative capacities. These personnel levels exclude workers of subcontractors who are active in the construction of the Company's HFC Network.

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

INTEREST RATE RISK

At September 30, 2005, Andersen Land Corp., a wholly owned subsidiary of the Company, was liable in the amount of $1,625,000 under a mortgage collateralized by a real estate property and an assignment of rental income from the lease of the property.  Interest under this note will fluctuate at 2.25% above the London Interbank Offered Rate, which will expose the Company at each periodic renewal of the rate until its maturity in June 2010.  At September 30, 2005, the interest rate on this mortgage loan was 6.54%, which is scheduled to be re-set in August 2006.  The Company estimates that a 1% increase in the interest rate at this next interest rate re-set would increase interest expense for 2006 by approximately $6,000.

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

/s/ Mikhail Smirnov

Mikhail Smirnov

Chief Executive Officer

Date:

November 14, 2005

By:

/s/ Andrew M. O’Shea

Andrew M. O’Shea

Chief Financial Officer and Secretary

Date:

November 14, 2005