Form 10-K
period 2005-12-31
MOSCOW CABLECOM CORP
filed 2006-04-27
CIK 6383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-1460

Moscow CableCom Corp.

(Exact name of Registrant as specified in its charter)

Delaware	06-0659863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 38th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 826-8942

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, $.01 par value

10  1/2% Convertible Subordinated Debentures Due 2007

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, see definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the Registrant based upon the last price at which the common stock was sold as of June 30, 2005, as reported on The NASDAQ Stock Market, was approximately $19,047,756. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock and Series B Preferred Stock outstanding as of April 7, 2006:

Common Stock	8,906,446

Class B Preferred Stock	4,500,000

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934 for the 2006 Annual Meeting of Stockholders.

INDEX TO ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2005

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of new accounting rules related to the expensing of stock options on our future reported results; our success in pending litigation; the demand for our services; the effect that seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our ability to scale our operations in response to changes in demand for existing services or the demand for new services requested by our customers; the competitive nature of and anticipated growth in our markets; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

PART I

ITEM 1. BUSINESS.

General

Moscow CableCom Corp. (the “Company”) provides television, radio, data transmission and Internet access services through a growing hybrid-fiber coaxial network (the “HFC Network” or “last mile” access network) in Moscow, Russia. Our HFC Network is connected to an extensive (approximately 16,000 kilometers) fiber optic network (the “MFON”) throughout the city of Moscow. Through our wholly-owned subsidiary, ZAO ComCor-TV, which is marketing its services under the brand name AKADO, we provide our services to a growing number of homes and small businesses.

We are incorporated under the laws of the State of Delaware. Until February 24, 2004, our legal name was Andersen Group, Inc., and for many years we had focused our business activities on a variety of businesses in the United States. We made an indirect investment in ZAO ComCor-TV (hereinafter referred to as “CCTV” or “AKADO”) in April 2000, when CCTV was an initial start-up company. We owned 25% of Moscow Broadband Communication Ltd. (“MBC”) a company that, in turn, owned approximately 50% of CCTV. The other 50% of CCTV was owned by Moscow Telecommunication Corp. (“COMCOR”). COMCOR contributed operating licenses, access to its MFON for the delivery of signals, and other services, and an HFC Network to approximately 89,000 homes in the Central and South districts of Moscow. MBC contributed cash to help fund additional build-out and the operations. Each of COMCOR and MBC also contributed shares of the stock of Institute for Automated Systems (“IAS”), a provider of telephone and data transmission services to businesses in Moscow. In March 2002, we sold the operating assets of The J.M. Ney Company, a Bloomfield, Connecticut based manufacturer of precision-engineered parts and precious metal alloys, and focused our efforts primarily on the acquisition and operation of CCTV. In February 2004, we acquired the 75% of MBC that we did not own and COMCOR’s 50% interest in CCTV to gain 100% control of CCTV, which as noted has subsequently re-branded its services under the name AKADO. This acquisition was effected through the issuance of 4,220,879 shares of our Common Stock to COMCOR in exchange for its shares of CCTV and the settlement of certain of CCTV’s liabilities to COMCOR, and through the issuance of 2,250,000 shares of our Common Stock to the MBC shareholders.

AKADO’s operations are very capital intensive. AKADO is building out the HFC Network to be able to expand its market for the delivery of cable-based television and Internet access services. To meet the funding requirements of a portion of this build-out, we raised $51 million in equity and debt from Renova Media Enterprises Ltd. formerly Columbus Nova Investments VIII Ltd. (“Renova Media”) in January 2005.

In the equity portion of this financing transaction, we issued 4,500,000 shares of our newly-authorized Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to Renova Media in exchange for $5.00 per share, or a total of $22,500,000 before taking into account transaction costs which totaled $2,980,000. The Company also issued Renova Media five-year warrants to acquire 8,283,000 shares of Series B convertible Preferred Stock at an exercise price of $5.00 per share. Each share of the Series B Preferred Stock is convertible into one share of the Company’s Common Stock at any time, subject to adjustments, and has a voting right equal to approximately 0.8183 shares of Common Stock. As a result of the beneficial conversion feature of the Series B Preferred Stock, due to the issue price of $5.00 being less than the market value for our Common Stock on the date of closing, we recognized a non-cash charge to accumulated deficit of $10,781,000 and a corresponding credit to additional paid-in capital. This has been factored into our loss per share calculation.

The debt portion of the financing transaction consisted of a $28.5 million five-year 12% Renova Media Term Loan (the “RM Term Loan”) to AKADO, of which $18.5 million was drawn at closing. From these proceeds, $4.0 million was immediately used to repay a bridge loan from Renova Media that was extended to AKADO in August 2004 and fully drawn in September and November 2004. The bridge loan was entered into to enable AKADO to continue its HFC Network build-out and to make commitments for certain upgrades in its operating systems while we awaited final documentation and obtained shareholder approval for this financing transaction.

During 2005, we expanded our HFC Network to reach a total of 325,954 homes and we are currently constructing at a pace of approximately 25,000 homes per month at an estimated monthly cost of approximately $1.5 million. In January 2006, we reached an agreement with Renova Media to enable us to draw the final $10 million of this RM Term Loan prior to having reached 500,000 homes passed as had been originally required under the terms of the loan agreement. This $10 million was received in two equal draws during the first quarter of 2006 to help finance our continued growth.

Primarily as a result of the share issuances in February 2004 and January 2005, Renova Media owns approximately 33.7% of our voting equity, and COMCOR owns approximately 31.6%. If Renova Media were to exercise its warrants, its equity ownership would increase to 59.1% and COMCOR’s ownership would be reduced to 19.5%. Renova Media has voting control by virtue of voting agreements with certain shareholders. However, as noted, the successful operation of our business is dependent on our ability to expand the reach of our HFC Network in Moscow, which requires substantial funding. As further noted under Item 1A, we may seek to attract this capital through various forms of debt, a public offering or a private placement of our equity securities which could further affect the ownership percentages noted.

Throughout this report we will reference our recent fiscal years, to reflect the change of our fiscal year end from a February fiscal year end to a December fiscal year end, effective December 31, 2004. Accordingly, the most recently completed period is the calendar year 2005. The prior period was the ten-month transition period ended December 31, 2004, which we will refer to as “TP04”. Prior fiscal periods which ended in February will be referred to as FY04 for the fiscal year ended February 29, 2004, while any other February fiscal year end references will be similarly referred to with the appropriate “FY” designation.

AKADO

Effective with the acquisition of AKADO in February 2004, the Company’s primary business plans have been focused on AKADO. AKADO is in the process of building out its HFC Network, which is connected to the MFON. AKADO leases the MFON for signal delivery and transportation of the services AKADO provides to its customers. In March 2005 revised agreements with COMCOR governing the use of the MFON and other services were ratified by the Company’s Board of Directors. The MFON agreements specify the fees for four types of services provided to AKADO by COMCOR. These services include the costs of (i) secondary nodes, which range from $435 to $750 monthly per node depending on the number of homes connected to a node, (ii) ports, (iii) virtual channels and (iv) data traffic for our customers.

AKADO is a growing broadband-based cable television and Internet access company, which is licensed to provide its services to up to 1.5 million subscribers in the territory of the city of Moscow, Russia. Moscow is comprised of approximately 3.5 million households of which approximately 10.5% were passed by the AKADO network as of February 28, 2006. As of February 28, 2006, AKADO had 92,481 active terrestrial television subscribers, 19,479 active pay TV subscribers and 41,807 active Internet subscribers from 370,053 homes passed network. With its current presence in four of Moscow’s ten administrative regions, AKADO seeks to expand its network in new regions and within the areas it currently serves. The network at December 31, 2005 was 64.2% larger than the 198,479 homes passed as of December 31, 2004. During January and February 2006, AKADO added a further 44,099 homes to the network, representing an increase of 13.5% over December 2005. The following table presents the growth of AKADO’s network and active subscriber base:

		December 31,
	February 28, 2006	2005	2004	2003
Homes passed	370,053	325,954	198,479	154,786
Active subscriptions for:
Terrestrial television	92,481	85,994	65,451	54,158
Cable television	19,479	15,618	7,268	3,148
Internet	41,807	34,600	16,063	7,980

Saturation levels
Active subscribers:
Terrestrial television	25.0%	26.4%	33.0%	35.0%
Cable television	5.3%	4.8%	3.7%	2.0%
Internet	11.3%	10.6%	8.1%	5.2%

HFC Network

AKADO provides the “last mile” solution through its HFC Network which connects the end user through the MFON to the headend. AKADO has a 50-year contract through 2055 for the lease of the MFON, which is owned and operated by COMCOR. COMCOR has an equity interest in the Company of approximately 31.7%, making it the Company’s second largest shareholder, after Renova Media. The contract is for exclusive HFC Network services in the areas presently being served and a right of first refusal for exclusive use of these services in the regions within Moscow in which the Company does not presently have a presence. With a total length of approximately 16,000 km, the MFON is the largest metropolitan fiber optic network in Russia. According to COMCOR, the MFON passes one of every four buildings in Moscow. The density of the reach of the MFON greatly reduces the distance for the last mile run to the end user and accordingly helps reduce last mile costs and construction time. Recent construction costs have averaged approximately $60 per home passed.

The HFC Network has bandwidth capacity of 862 megahertz. It can accommodate (i) both digital and analog transmission, (ii) interactive TV through the return path, and (iii) high speed data traffic at speeds generally found in developed markets.

Business Strategy

AKADO’s strategy is to leverage the capacity and capability of its HFC Network to deliver multiple services to consumers and small and medium businesses while creating multiple revenue streams. We believe that investment in the technological capabilities of our HFC Network, the competitive value of bundled services, and our commitment to customer service will enhance our ability to continue to grow our cable operations and offer new services to existing and new customers.

Products and Services

Cable Television

AKADO offers two types of services in cable television: terrestrial and digital TV. The terrestrial package consists of 17 terrestrial TV channels and 18 radio stations broadcast in CD quality and a promotional TV channel and is priced at RUR 50 per month, or approximately $1.80 per month including value added tax (VAT). The digital TV service includes the terrestrial package and offers a choice of two additional packages: (i) Basic, with 32 additional channels priced at RUR 240 per month, or approximately $8.60 per month, and (ii) Extended, with 17 further additional channels priced at RUR 420 per month, or approximately $15 per month. As of December 31, 2005, AKADO had 85,994 active terrestrial and 15,618 active digital TV subscribers. Approximately 13,000 or 83% of the active pay TV subscribers had subscribed for the Extended package as of that date. The terrestrial and digital TV subscriber levels represent increases of 31.4% and 114.9%, respectively, over subscriber levels as of December 31, 2004. The market penetration levels of accessed homes for AKADO’s terrestrial television services and its digital TV services at December 31, 2005 were 26.4% and 4.8%, respectively, as compared to market penetration levels of 33.0% and 3.7%, respectively, as of December 31, 2004. The market penetration levels for the terrestrial service declined to 25.0% at February 28, 2006, while AKADO’s digital TV subscriber base increased to 5.3% as of that date. The decline in penetration of our terrestrial TV services is due to the high pace of growth in the size of the HFC Network. At December 31, 2005, certain areas, or zones, had market penetration rates for terrestrial and digital TV services as high as 45.6% and 8.9%, respectively. The Company expects further increases in market penetration of existing accessed homes and growth in its subscriber base in new regions it plans on accessing in the future.

In June 2004, AKADO entered into an agreement pursuant to which we were allowed to provide certain NTV Plus’ proprietary content to our subscribers. NTV Plus is the leading Russian satellite TV operator, providing premium TV services to Russians throughout the country and outside. Its proprietary content in films, sports and children’s programming is arguably among the best in Russia. This premium programming is now available to the subscribers of AKADO’s Extended Package without the need for a roof-top antenna and additional equipment. The monthly fees for NTV Plus packages range from RUR 80 to RUR 630, or approximately $3 to $22.60. At December 31, 2005, there were approximately 2,813 active subscribers for NTV Plus programming as compared to 1,851 active subscribers for this content as of December 31, 2004.

AKADO introduced its digital TV services in the second quarter of 2005 and fully launched the services in the third quarter of 2005. The implementation of the digital TV platform took a period of more than six months. As a result, the sale of cable television services was suspended in the first and second quarters of 2005. The new digital TV platform increases the capacity and security for the provision of pay TV services and allows AKADO to offer additional interactive TV services in the future.

High-Speed Internet Access

AKADO offers several packages of high-speed Internet access with varying speed, data limits and prices. These services deliver access to the Internet at speeds of up to 4 Mbps and attractive online content. AKADO’s network includes standard Internet service provider functionality, such as web page hosting for subscribers, access to Internet news groups, e-mail accounts, physical hosting, games, etc. Among AKADO’s key product offerings is a family of flat-rate competitively priced Internet tariffs ranging from $21 to $96 per month. AKADO considers this product to be highly competitive. As of December 31, 2005, AKADO had 34,600 active Internet subscribers which represents an increase of 115.4% over subscriber levels as of December 31, 2004. The active market penetration of accessed homes at December 31, 2005 was 10.6% as compared to 8.1% at December 31, 2004. Active penetration rates within defined zones were as high as 19.2% at December 31, 2005. The Company believes that recent and future market penetration improvements have been and will be achieved through both newly introduced sales and marketing strategies and planned sales and marketing programs. As of February 28, 2006, AKADO’s active subscriber base for its Internet services grew to 41,807 subscribers, or an increase of 20.8% from December 31, 2005 levels. Active market penetration levels at February 28, 2006 had increased to 11.3%, on a homes passed base which was 13.5% larger than the December 31, 2005 level.

Bundling

AKADO considers bundling to be an important business strategy. A bundled customer is one who currently subscribes to both cable television and high-speed Internet access, and receives such services at a discount. AKADO’s cornerstone entry-level offer is priced at approximately $24 per month, and includes a subscription to the flat rate Internet service of 256 Kbps and to basic digital TV package. AKADO believes that the bundle increases its operating efficiencies and provides a strong competitive advantage. As of December 31, 2005, AKADO had a bundled customer base of more than 11,000 subscribers. In collaboration with IAS, AKADO may add Voice over Internet Protocol (“VoIP”) service to the bundle in 2006.

Customer Service

Strong customer service is a key element of AKADO’s business strategy to deliver advanced communications services to its customers. We believe that creating a high level of customer satisfaction will allow us to compete more effectively as we deliver broadband services of digital video, high-speed Internet access and, in the future, local and long-distance telephony, and other services. AKADO emphasizes training as a key priority for our customer contact employees and we plan a number of training seminars and workshops for them. In late 2005, AKADO opened a new 643 square meter call center with 75 working desks equipped with CISCO IP telephone stations. Inbound and outbound telemarketing and customer service operations are conducted from this facility.

Competition

Cable Television

The pay TV market in Moscow is in its infancy and the competition is limited. In addition to AKADO, there are currently three other major carriers of premium television which in the aggregate presently have an estimated 250,000 subscribers.

NTV Plus is the largest and most prominent commercial TV provider which offers a satellite-to-home service and has an extensive library of attractive local content. Certain NTV Plus content is designed for a high-end group of people who are interested in special programming such as the NTV Sport Package which is sold at an extra cost.

Kosmos-TV is a commercial TV supplier which is owned by AFK Sistema and employs the Multipoint Microwave Distribution System (“MMDS”) technology. Kosmos-TV is widely used by hotels and the expatriate community.

A new player on the Moscow pay TV market is Comstar United Telesystems (“Comstar”), which is majority owned by AFK Sistema, with its project Stream TV. AFK Sistema is one of Russia’s largest holding companies focusing on the consumer services sector. Comstar is the largest provider of broadband Internet services in Moscow based on the ADSL technology which utilizes Internet Protocol for television transmission (“IPTV”). Stream TV is based on the ADSL technology and was launched in 2005. In addition to acquired content, Comstar produces its own content for Stream TV comprised of four thematic channels. One of the key competitive advantages of Comstar is its broad customer reach. Comstar, through its majority owned subsidiary OAO MGTS, is able to access virtually any home in Moscow which receives fixed line telephony services. We believe our HFC Network technology has many significant advantages over the ADSL technology for the delivery of video services. These advantages include, among others, the guaranteed quality of service that is provided by the broadband cable technology and separate billing sessions for Internet and digital TV subscribers in contrast to Stream TV which requires its customers to order an Internet line regardless of whether they use the Internet service or not.

High-Speed Internet Access

There are currently a number of Internet service providers in Moscow both for residential and business customers. The largest competitor encountered by AKADO in broadband Internet services is from MTU-Intel, a subsidiary of Sistema Telecom, which offers its services through the ADSL technology. MTU-Intel markets its flat rate tariffs of $20 and $25 per month under the brand name “Stream” to residential customers. Other significant competitors are Corbina (an affiliate of Renova Media has a minority equity interest in Corbina) and Centel (a Central Telegraph affiliate company) which employ the Ethernet technology to bring broadband Internet service to residential customers and businesses.

In addition, there are more than 20 large (more than 5,000 customers) networks (the “Home LANs”) and more than 100 small Home LANs throughout Moscow. Home LANs are generally small companies which provide Internet to local residential and business communities through the Ethernet technology at moderate prices but often without adequate customer service support or professional quality controls.

Community Service

The City of Moscow has an indirect ownership interest in CCTV through its 25% ownership interest in COMCOR. CCTV expects to play a significant role in accomplishing the City’s social objectives through improving the transmission of entertainment and information to its citizens as its build-out continues.

Investment in the Institute for Automated Systems

The Company owns approximately 43.5% of IAS, a provider of telephone and data transmission services to businesses in Moscow and the Moscow region. IAS provides its customers traditional circuit-switched and VoIP local, long-distance and international calling with a full array of associated features. In addition, it offers IP, X.25 and Frame Relay data transmission services. IAS is capable of delivering a completely integrated solution to its customers, including (i) bundled telephony and Internet services, (ii) corporate, private and regional telecommunications network design and (iii) the provision and installation of associated equipment. IAS also has a long-standing relationship with BT Group (formerly known as British Telecom) for which IAS manages its Moscow data center.

IAS does not own any network infrastructure and leases required channels from major telecommunication service providers. COMCOR is the largest provider of such services to IAS through the MFON. IAS’s principal physical assets include a modern telecommunications node which enables IAS to provide its wide range of services, and two office buildings in central Moscow.

In December 2005, AKADO and IAS undertook a joint project to introduce VoIP as a “triple play” bundled service by AKADO. The two companies are currently assessing the feasibility and attractiveness of such a service and may offer it in 2006.

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

In addition to the regulation by the Federal authorities, AKADO’s operations are regulated by Moscow Law No. 2 on Cable Television dated January 28, 1998, which specifically applies to the activity of cable TV operators in Moscow. This law establishes: (i) rules and procedures for cable TV network operations; (ii) the legal status of the industry participants; (iii) the underlying principles of their interaction with the City government, local government bodies and consumers; and (iv) protection procedures against illegal actions and infringement.

AKADO currently provides TV broadcasting services, telematic services and data transmission services under three licenses (the “Licenses”) all of which expire in 2010. The official announcement by the government of the list of telecommunication services which require licensing (Regulation No. 87 dated February 18, 2005), stipulates that VoIP services no longer fall under telematic services and thus require a separate license. AKADO expects that its VoIP Services will be delivered through a license that has been obtained by IAS and expires in 2010.

As opposed to the Russian channels, none of the foreign channels currently being broadcast by AKADO are registered as mass media in Russia. However, the Russian Federal Law on Mass Media No. 107-FZ dated August 4, 2001 stipulates that only TV and video programs registered by the appropriate governmental authorities can be distributed (broadcast) in Russia. There are no legal provisions or acts regulating the requirements for the registration of foreign mass media broadcast in Russia. In accordance with the Russian Federal Law on Mass Media, executive authorities may establish such order at any time.

AKADO has made all necessary payments for copyrights to TV companies in accordance with existing license agreements. However, AKADO currently does not make any additional payments to organizations which operate collective copyright agreements with respect to copyright programs transmitted through the HFC Network. This is due to the fact that the current legislation does not contain defined procedures regulating the legal relationship between cable TV operators (all decrees in this area were adopted in 1994-1996), the size of payments, and the fact that there are several competing organizations dealing with copyright. It is unknown what the payment structure, if any, will be. We have not made any accruals for any such payments that may be assessed.

AKADO also has licenses for construction engineering and construction services which were issued in August and September 2003 and expire in 2008. The Company and AKADO similarly expect these licenses will be renewed upon their expiration.

Trading Portfolio

Prior to our acquisition of AKADO, the Company had historically managed a trading portfolio of common stocks of financial institutions. We continue these investment activities on a somewhat smaller scale. At December 31, 2005, the Company had $322,000 of such investments. During 2005, the Company invested a total of $1,417,000 in this portfolio, and received proceeds of approximately $1,325,000 from the sale of stocks which had a tax cost basis of $1,116,000 and recorded realized and unrealized net gains totaling $230,000.

Compliance with Environmental Protection Laws

Management of the Company believes that the Company and its subsidiaries are in material compliance with applicable U.S. and Russian federal, state and local environmental regulations. Compliance with these regulations has not in the past had any material effect on the Company’s capital expenditures, consolidated statements of operations and financial position or competitive position, nor does the Company anticipate that compliance with existing regulations will have any such effect in the near future.

Employees

As of December 31, 2005, the Company had 11 employees at the corporate and representative level, and 336 full time employees at AKADO. All positions, with two exceptions, are Moscow-based.

Executive Officers of the Company

The Executive Officers of the Company as of March 1, 2006 are as follows:

Name	Age	Position	Officer Since
Mikhail A. Smirnov	56	Chief Executive Officer	2005

Andrew M. O’Shea	47	Chief Financial Officer and Secretary	1995

Michael V. Silin	49	General Director, CCTV	2004

Vitaly V. Spassky	30	Senior Vice President	2004

Executive officers hold their offices at the pleasure of the Board of Directors.

Mr. Smirnov was hired as the Company’s Chief Executive Officer in August 2005. Prior to joining the Company, from 1995 to 2003, he was President of Mobile TeleSystems (“MTS”), the largest wireless phone operator in Central and Eastern Europe, and from 2003 to 2004, he was the General Director of Moscow City Telephone Network (“MGTS”), which is among the largest wire telephone companies in Europe with 4.4 million customers and 20,000 employees. Mr. Smirnov has also held several other management positions in the television and communications industry in Russia.

Mr. O’Shea has been employed by the Company since November 1995. He was appointed as the Company’s Chief Financial Officer and Secretary in July 2005 for an interim period through March 31, 2006 which has since been extended until August 31, 2006 while the Company searches for a replacement in Moscow. Mr. O’Shea was the Company’s Chief Financial Officer from December 1999 to January 2005, and during the interim period from January 2005 to July 2005, he provided assistance in financial and regulatory reporting, treasury and other administrative functions. Mr. O’Shea was also Chief Financial Officer of the Company’s former subsidiary, The J.M. Ney Company, from November 1995 until its sale in March 2002.

Mr. Silin has been General Director of CCTV since July 2001. He served as Deputy General Director of CCTV from 2000 until July 2001, and as Deputy General Director of COMCOR from 1995 to 2000. Mr. Silin holds a PhD in Radio Engineering and is the author of a number of published scientific studies.

Mr. Spassky joined the Company in 2004 in order to assist the Company in its capital raising and to provide additional control over and transparency of AKADO. Following the successful raising of capital from Renova Media, Mr. Spassky refocused on new business development, strategic initiatives and continued funding of the rapidly growing business. Prior to joining the Company, Mr. Spassky was a Vice President in the London office of Credit Suisse First Boston from 2000 to 2004, and from 1998 to 2000 he worked for Donaldson, Lufkin & Jenrette in their Moscow and London offices.

Available Information

The Company files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

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

Item 1A. RISK FACTORS.

The risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K should be carefully considered in evaluating our Company and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Moscow CableCom, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

The Company may experience liquidity difficulties due to continued operating losses and the capital expenditure requirements of our business. Although AKADO received a total of $10 million in February and March 2006 from the RM Term Loan that was entered into in January 2005, such cash resources are not expected to be adequate to enable AKADO to continue or accelerate the build-out of its HFC Network throughout Moscow and meet other anticipated capital expenditure commitments and operating cash needs. As a result, the Company and AKADO could be exposed to future liquidity difficulties. We continue to incur losses, as AKADO’s revenues are not yet sufficient to meet its cash operating expenses, and the Company requires continued access to capital to meet its corporate level operating expenses and its other cash obligations. If the Company or AKADO is exposed to liquidity difficulties there is no assurance that additional financing could be obtained on favorable terms or at all. In addition, if we are able to attract additional financing, we cannot be assured that such additional funds will be adequate to meet our planned business needs or unforeseen cash requirements.

We cannot be sure that a market will develop for our television services, including future services we may offer. AKADO currently offers its subscribers a number of value-added services, such as high-speed Internet access and cable television. Our market penetration for cable television services is still relatively low at an average of 5.0% of homes passed and with no individual region having a market penetration reaching 10%. We may also develop plans to offer IP-based telephony and web hosting services. AKADO may not be successful in creating or competing in a market for these value-added services. In particular, the Company cannot be assured that AKADO can:

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

Our inability to effectively introduce, market and sell new and enhanced services or to anticipate consumer demand for such services could have a material adverse effect on our business, results of operations, financial condition and future prospects.

Our financial results could be adversely impacted by asset impairments or other charges. Effective March 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result, we are required to test both acquired goodwill and other indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment review of goodwill during the fourth quarter of each fiscal year. We are also required to test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in our market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If our market value is less than our book value, we could be required to record an impairment charge. We may also be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reason, we determine that the value of other assets has been impaired or we terminate a contractual commitment. The amount of any such annual or interim impairment or other charge could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. Effective March 1, 2002, we also adopted SFAS 144 “Impairment or Disposal of Long-Lived Assets”. As a result, we are required to test for recoverability of our long-lived assets, which exclude goodwill and intangible assets which we are amortizing, whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. We prepare an annual impairment review using estimates of undiscounted cash flows during the remaining useful lives of the assets. If such estimated cash flows are less than the carrying value of the assets, we may have to record an impairment charge.

We also expect to record additional compensation expense in connection with our adoption of SFAS 123R, “Share-based Payment”, effective January 1, 2006. SFAS 123R requires us to record as an expense the fair value of stock options granted over the vesting period of such options. We estimate that the adoption of SFAS 123R will require us to record additional expense of $1,051,000 in 2006. However, these amounts are subject to change if we grant additional options, or some of the options currently outstanding are cancelled or forfeited, or we apply a different valuation method from that which we have applied in the past.

If we fail to establish and maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud, which could adversely affect our business and the trading price of our stock. We are currently in the process of evaluating our internal controls system to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. We will be performing the system and process evaluations and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These systems are necessary to produce accurate financial reports and prevent fraudulent activity. We will be required to begin complying with Section 404 for our first fiscal year ending after July 15, 2007. We have identified a series of significant deficiencies affecting our anti-fraud detection and prevention procedures and controls, which in the aggregate result in a material weakness in the Company’s internal controls over financial reporting. We have also identified that we did not have an adequate level of review of complex and judgmental accounting issues. We have other compensating controls in place that allow us to conclude that the consolidated financial statements fairly present the financial condition of the Company as of December 31, 2005, and the results of operations for the year then ended, and we are currently implementing remediation measures to address these material weaknesses. See Item 9A “Controls and Procedures.” However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. If we fail to implement the requirements of Section 404 in a timely manner, we may be subject to sanctions or investigation by regulatory authorities such as the SEC. In addition, if any material weakness or deficiency is identified or is not remedied, investors may lose confidence in the accuracy of our reported financial information, and our stock price could be significantly adversely affected as a result.

We operate in a highly competitive industry, particularly for the delivery of Internet access. There is substantial competition for the delivery of cable television and Internet access services in Moscow. We expect competition to intensify as a result of the development of new technologies, products and services. Other television service providers serve each of the markets in which AKADO competes. This competition may put downward pressure on subscriber and revenue growth and profit margins. Television service providers compete principally on service area, price, service quality, and features. AKADO’s ability to compete successfully will depend on its ability to anticipate and respond to various competitive factors, including service quality, coverage area, new services, service features and enhancements, changes in consumer preferences, demographic trends, economic conditions and competitors’ pricing strategies. Similarly, there is significant competition for the delivery of Internet access services. Although we believe that AKADO is the largest provider of cable-based Internet access in Moscow, there is significant competition from ADSL carriers and individual Home LAN providers. The trend of lower monthly tariffs for product offerings is expected to continue.

We are dependent upon COMCOR for the delivery of our services and the expansion of our HFC Network. Our HFC Network is connected to COMCOR’s MFON pursuant to a 50 year agreement that was amended in March 2005. If COMCOR should experience technical difficulties with its fiber backbone or any of the related equipment, we would not be able to offer our services to our customer base.

We are dependent on outside parties to expand our HFC Network. In Moscow, in order for us to build out our HFC Network in the various regions, we require authorization from the Prefects of each of the regions. Currently, we rely on COMCOR to petition and obtain such authorizations. We are not certain that we would be able to obtain such authorizations without COMCOR or its key officials. Our operating plans are very much dependent on our ability to build-out our HFC Network in administrative regions of

Moscow for which we have not had approvals obtained on our behalf. If we did not receive the support of COMCOR or its key officials in this process, we have no basis to believe that we would be able to readily obtain the required authorizations to continue our build-out activities.

We are also dependent upon COMCOR to have secondary nodes, or signal relay stations, available to connect our new build-out to its fiber optic network. Delays in COMCOR’s ability to make such a connection would result in delays in our ability to market and sell our services and put new construction into revenue generating status.

Renova Media could exert an uneven influence on the strategic direction of our company. Renova Media, which is controlled by Victor Vekselberg, has an equity interest in the Company of approximately 33.8% and it has a warrant to purchase additional shares of stock which could increase its equity ownership in the Company to approximately 59.1%. Additionally, through voting agreements with certain shareholders, Renova Media has voting control over the Company. Renova Media has selected five of the directors on our ten person Board of Directors and it has the right to select an additional director. In addition, we were indebted to Renova Media in an amount of $20.2 million at December 31, 2005, and have recently become indebted for an additional $10 million. This indebtedness is likely to grow if quarterly interest charges continue to be compounded into the principal balance of the borrowing. Although we believe the funds received from Renova Media have been very beneficial for our operational growth, large increases in the amount of our indebtedness could be harmful to our shareholders. These factors could lead to conflicts of interest between Renova Media and our other stockholders.

Certain of our directors and shareholders may have conflicts of interest with us. Affiliates of Renova Media, one of our major shareholders, have entered into agreements with and made investments in companies that may compete with us. In connection with its investment in our Series B Preferred Stock, Renova Media entered into a shareholders agreement with COMCOR which provides that, in the election of directors to our board, they will vote all of the shares of Common Stock and Series B Preferred Stock which they beneficially own in favor of three individuals designated by COMCOR and six individuals designated by Renova Media. Each of Renova Media and COMCOR have also agreed to vote their shares in favor of Oliver R. Grace, Jr. and James Jay Pinto or replacement nominees named by Messrs. Grace and Pinto. In addition, Renova Media has agreed to use its best efforts to ensure that the combination of the directors designated by COMCOR and those designated by Renova Media comprise a majority of the directors on the Board.

Affiliates of Renova Media could be engaged in commercial activities and transactions which may give rise to conflicts of interest, and we may compete with such affiliates for the same prospective customers. This includes, but is not limited to the ownership interest in Corbina Telecom and the prospective ownership in TeleInform by a Renova Media affiliate.

In addition, some of our directors are affiliated with Renova Media and COMCOR, which have invested in, and may in the future invest in, other entities engaged in or intending to engage in the delivery of cable television, internet access and telephony services, some of which may compete with us, or they may invest in entities that are, or could become our vendors or suppliers Certain of our directors or executive officers may play a direct or indirect role in the activities of these other entities. Such involvement may create a conflict of interest in determining business strategies and making certain business decisions. We may not be in a position to influence any party’s decision to engage in activities that would give rise to a conflict of interest, and they may take actions that are not in our shareholders’ best interests, or are conducted on terms that could be viewed as not being “at arm’s length”.

Continued rapid changes in technologies could materially adversely affect us. The television and internet access services industry is experiencing significant technological change. This change includes:

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

The pace and extent of customer demand may not continue to increase which could result in shortfalls from anticipated subscriber growth rates. As a result, the future prospects of the industry and of AKADO and the success of its competitive services remain uncertain. Also, alternative technologies may develop that may provide alternative service superior to that available from AKADO. Such developments could have a material adverse affect on AKADO which may require us to make substantial investments in order to remain competitive.

AKADO must face operational risks associated with a growing company. AKADO’s revenues have shown strong growth in each of the past three years, and we are hopeful that opportunities will allow us to continue on this strong growth pattern. However, to continue strong revenue growth we need to continue to build out our HFC Network and attract new subscribers. Many cable companies face challenges in gaining access to individual residences or apartment buildings to sell and market their services. CCTV could face similar obstacles. In addition, planned increases in our growth rates will require the hiring and training of qualified installers and other technical workers. Although we believe the available labor pool in Moscow is conducive to such growth, there can be no assurance of our ability to attract and train a sufficient number of workers to meet projected order flow demands. In addition, growing companies face challenges associated with managing and administering to the needs of higher volumes of transactions. This requires hiring and training customer support and other administrative and operational support staff and managers to ensure procedures and controls are properly implemented to serve our growing customer base and to ensure that all elements of the operations and administration function adequately. Although we believe that we can meet these needs through additional hiring and through the advancement of the careers of present employees, there can be no assurance of our ability to successfully meet these growing challenges.

We may grow through the acquisition of businesses or operations not yet identified. In addition to the “organic” growth of our business which we intend to achieve through the expansion of our HFC Network and through continued marketing to existing and newly passed areas, we may expand through the acquisition of other operations or companies. Such acquisitions could result in additional customers or in enhanced or expanded service offerings. Any such expansion may not necessarily be limited to within the city of Moscow. The effects of any such acquisitions are uncertain but include the risks of dilution to our existing shareholders and of failure for such acquired operations to meet our expectations.

We do not carry all of the insurance coverage customary in more economically developed countries for a business of our size and nature, and as a result could experience substantial loss or disruption. The insurance industry is not yet well developed in Russia, and many forms of insurance protection common in more economically developed countries are not yet available in Russia on comparable terms, including coverage for business interruption. At present, we have no coverage for business interruption or loss of key management personnel. We do not maintain separate funds or otherwise set aside reserves for these types of losses. Any such loss may cause substantial disruption and may have a material adverse effect on our business, results of operations and financial condition.

Risks relating to the political environment in Russia

Businesses in Russia, especially media companies, can be subject to politically motivated actions. The Russian government has taken various actions in recent years against business people and companies operating in Russia that have been perceived as having been politically motivated, including actions for technical violations of law or violations of laws that have been applied retroactively, including violations of tax laws. These actions have on occasion resulted in significant fluctuations in the market prices of the securities of businesses operating in Russia, a weakening of investor confidence in Russia and doubts about the progress of market and political reforms in Russia. These concerns were intensified as a result of the events leading to the imprisonment of Mikhail Khordorkovsky and the effective re-nationalization of Yukos, the oil company he controlled.

Broader political developments could adversely affect our business operations and financial condition. The current Russian presidential administration has taken a number of steps to expand its authority, including by further centralizing power in a number of areas and removing decision making authority from the federal regions. The ultimate extent or impact of these changes is uncertain. These and future changes in the government, major policy shifts or lack of consensus between various branches of the government and powerful economic groups could disrupt or reverse economic and regulatory reforms. In addition, the Russian presidential elections scheduled for 2008 could bring more volatility to the market. Any disruption or reversal of reform policies could lead to political or governmental instability or the occurrence of conflicts among powerful economic groups, which could have a material adverse effect on our business, financial condition, results of operations and prospects and the value of our common stock.

It has been widely reported in the Russian and foreign media that the Russian government is exerting pressure on the so-called “oligarchs” to cause them to divest their commercial interests in certain areas of economic activity. The media have also reported that the government has exerted significant influence on companies owned or controlled by the oligarchs through tax inspections, management changes, threats of and actual prosecution of management and key officials, and other means. Real and perceived pressure on the oligarchs and their businesses has seriously affected the economic activities of these enterprises and their management. If the current or future governments in Russia were to apply similar pressure on the Company, our subsidiaries, on Renova Media or its affiliates, or on COMCOR, it could have serious adverse effects on our operations and financial results. Such effects could include, but would not be limited to, the inability of the board of directors to act independently from external pressure and the distraction of our management from our day-to-day operations.

Risks relating to the economic environment in Russia

Emerging markets such as Russia are subject to greater risks than more developed markets and financial turmoil in any emerging market could disrupt our business, as well as cause the price of our common stock to decline. Generally, investment in emerging markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved in, and are familiar with, investing in such markets. Investors should also note that emerging markets such as Russia are subject to rapid change and that the information set out in this prospectus may become outdated relatively quickly. Moreover, financial turmoil in any emerging market country tends to adversely affect prices in stock markets of other emerging market countries as investors move their money to more stable, developed markets. As has happened in the past, financial problems or an increase in the perceived risks associated with investing in emerging economies could dampen foreign investment in Russia and adversely affect the Russian economy. Such economic downturn could, among other things, impact our ability to attract or retain subscribers or our vendors’ abilities to support our operating needs.

Economic instability in Russia could reduce consumer spending, which could adversely affect our results of operations. Since the dissolution of the Soviet Union, the Russian economy has experienced at various times:

•	significant declines in gross domestic product;

•	hyperinflation;

•	an unstable currency;

•	high government debt relative to gross domestic product;

•	a weak banking system providing limited liquidity to Russian enterprises;

•	a large number of loss-making enterprises that continued to operate due to the lack of effective bankruptcy proceedings;

•	significant use of barter transactions and illiquid promissory notes to settle commercial transactions;

•	widespread tax evasion;

•	the growth of black and gray market economies;

•	pervasive capital flight;

•	high levels of corruption and the penetration of organized crime into the economy;

•	significant increases in unemployment and underemployment; and

•	the impoverishment of a large portion of the Russian population.

Recent trends in the Russian economy, such as the increase in gross domestic product, a relatively stable ruble and a reduced rate of inflation, may not continue or may be abruptly reversed. Additionally, because Russia produces and exports large quantities of natural gas and oil, the Russian economy is especially vulnerable to fluctuations in the price of these commodities on the world market. A strengthening of the ruble in real terms relative to the U.S. dollar, changes in monetary policy, inflation, a decline in natural gas and oil prices or other factors could adversely affect Russia’s economy and our business in the future. Any such market downturn or economic slowdown could also severely limit our and our customers’ access to capital, also adversely affecting our and our customers’ businesses in the future.

The Russian banking system remains underdeveloped, and other banking crisis could place severe liquidity constraints on our business.

Russia’s banking and other financial systems are less developed and regulated than those of many other developed countries, and Russian legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. The August 1998 financial crisis resulted in the bankruptcy and liquidation of many Russian banks and almost entirely eliminated the developing market for commercial bank loans at that time. Many Russian banks do not meet international banking standards, and the transparency of the Russian banking sector still lags far behind internationally accepted norms. In part due to inadequate supervision by regulators, certain banks do not follow existing Central Bank of Russia regulations with respect to lending criteria, credit quality, loan loss reserves or diversification of exposure. Furthermore, Russian bank deposits made by corporate entities generally are not insured.

Recently, there has been a rapid increase in lending by Russian banks, which many believe has been accompanied by deterioration in the credit quality of borrowers. In addition, a robust domestic corporate debt market is leading to Russian banks increasingly holding large amounts of Russian corporate ruble bonds in their portfolios. Weaknesses in the Russian banking sector, combined with the relatively high risk credit portfolios of Russian banks, may result in the banking sector being more susceptible to market downturns or economic slowdowns, including due to Russian corporate defaults. In addition, the Russian Central Bank has, from time to time, revoked the licenses of certain Russian banks, which in the second quarter of 2004 resulted in market rumors about additional bank closures and many depositors withdrawing their savings. If a banking crisis were to occur, companies operating in Russia would be subject to severe liquidity constraints due to the limited supply of domestic savings and the withdrawal of foreign funding sources that would occur during such a crisis.

Risks relating to Russian legislation and the Russian legal system.

Weaknesses in the Russian legal system create an uncertain environment for investment and business activity and could have a material adverse effect on our business and the value of our common stock.

Russia is still developing the legal framework required to support a market economy, and its legal system is largely characterized by:

•	inconsistencies between and among laws, presidential decrees and governmental, ministerial and local regulations, orders, decisions, resolutions and other acts;

•	substantial gaps in the regulatory structure resulting from the delay in adoption or absence of implementing regulations;

•	limited judicial and administrative guidance on interpreting Russian legislation;

•	the relative inexperience of judges and courts in interpreting recent commercial legislation;

•	a lack of judicial independence from political, social and commercial forces;

•	a high degree of discretion on the part of the judiciary and governmental authorities; and

•	poorly developed bankruptcy procedures that are subject to abuse.

The independence of the judicial system and of the prosecutor general’s office and their immunity from economic, political and other influences have at times been questioned. The court system is understaffed and underfunded. Judges and courts are generally inexperienced in the area of business and corporate law. As is true of civil law systems generally, judicial precedents generally have no binding effect on subsequent decisions. Not all Russian legislation and court decisions are readily available to the public or organized in a manner that facilitates understanding. The Russian judicial system can be slow, and enforcement of court orders can in practice be very difficult. All of these factors make judicial decisions in Russia difficult to predict and effective redress uncertain. Additionally, court claims and governmental prosecutions are sometimes used in furtherance of political aims.

In addition, several key Russian laws, including the amended Communications Law, have only recently become effective. The untested nature of much of recent Russian legislation, the lack of consensus about the scope, content and pace of economic and political reform and the rapid evolution of the Russian legal system in ways that may not always coincide with market developments may place the enforceability and underlying constitutionality of laws in doubt and result in ambiguities, inconsistencies and anomalies in the Russian legal system. Any of these weaknesses could affect our ability to enforce our rights under our licenses and under our contracts, or to defend ourselves against claims by others. Furthermore, we cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance with applicable laws, decrees and regulations.

These uncertainties also extend to property rights. Although legislation has been enacted to protect private property against expropriation and nationalization, due to the lack of experience in enforcing these provisions and due to political factors, these protections may not be enforced in the event of an attempted expropriation or nationalization. Expropriation or nationalization of any of our entities or their assets, potentially without adequate compensation, would have a material adverse effect on our business, financial condition, results of operations and prospects.

Unlawful, selective or arbitrary government action may have an adverse effect on our business and the value of our common stock.

Government authorities have a high degree of discretion in Russia and have at times exercised their discretion selectively or arbitrarily, without hearing or prior notice, and sometimes in a manner that is contrary to law or influenced by political or commercial considerations. The Government also has the power, in certain circumstances, to interfere with the performance of, nullify or terminate contracts. Unlawful, selective or arbitrary actions have included withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions. Federal and local government entities have also used common defects in documentation as pretexts for court claims and other demands to invalidate and/or to void transactions, apparently for political purposes. We cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance (including that of our subsidiaries) with applicable laws, decrees and regulations in Russia. Unlawful or arbitrary government action could have a material adverse effect on our business and on the value of our common stock.

Changes in the Russian tax system or arbitrary or unforeseen application of existing rules could materially adversely affect our financial condition.

Our tax burden may become greater than the estimated amount that we have recorded to date and paid or accrued on our balance sheets. Russian tax authorities have often been arbitrary and aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. Many companies are often forced to negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. Any additional tax liability, as well as any unforeseen changes in Russian tax laws, could have a material adverse effect on our future results of operations or cash flows in a particular period.

Under Russian accounting and tax principles, financial statements of Russian companies are not consolidated for tax purposes. As a result, each Russian-registered entity in our group pays its own Russian taxes and we cannot offset the profits or losses in any single entity against the profits and losses of any other entity. Consequently, our overall effective tax rate may increase as we expand our operations, unless we are able to implement an effective corporate structure that minimizes the effect of these Russian accounting and tax norms.

The Russian tax system imposes additional burdens and costs on our operations in Russia, and complicates our tax planning and related business decisions. The uncertainty involved potentially exposes us to significant fines and penalties and enforcement measures despite our best efforts at compliance, and could result in a greater than expected tax burden on our subsidiaries. These factors raise the risk of a sudden imposition of arbitrary or onerous taxes on our operations in Russia. This could adversely affect our business and the value of our common stock.

In addition, Russian tax authorities have recently begun to increase control over companies regarding the ability to recover value added tax (VAT) paid to suppliers in excess of VAT received from customers for companies which have debt within their capital structure. We are currently defending our interpretations of tax regulations which, if we are not successful, may result in a write – down as much as $300,000 to $700,000 of the VAT recoverable reflected on our balance sheet as of December 31, 2005, or as of a future date.

Any U.S. or other foreign judgments that may be obtained against us may be difficult to enforce against us in Russia.

Although we are a Delaware corporation, subject to suit in U.S. federal and other courts, we have no operations in the United States, substantially all of our assets are located in Russia, and several of our directors and their assets are located outside the United States. Although arbitration awards are generally enforceable in Russia, judgments obtained in the United States or in other foreign courts, including those with respect to U.S. federal securities law claims, may not be enforceable in Russia. There is no mutual recognition treaty between the United States and the Russian Federation, and no Russian federal law provides for the recognition and enforcement of foreign court judgments. Therefore, it may be difficult in practice to enforce any U.S. or other foreign court judgment obtained against our company, any of our operating subsidiaries or any of our directors in Russia.

Item 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

The Company and CCTV lease office space in Moscow, Russia in a building owned by IAS. The Company also leases office space in Windsor, Connecticut from which it conducts certain administrative activities.

AKADO does not own any real estate properties. To conduct its operations, the company currently leases approximately 1,933 square meters of office space in an office building owned by IAS pursuant to a lease that expires in August 2006 and which lease the Company expects will be extended upon its expiration. AKADO also leases approximately 643 square meters of space from a third party for certain call center and telemarketing functions.

AKADO’s network is comprised of two physical components:

•	Coaxial cable (trunk and distribution cables) and equipment (mostly amplifiers and directional couplers/splitters). Trunk cables and all equipment are located inside apartment buildings. Typically, protected areas, such as attics and basements where unauthorized access is forbidden, are selected to house the equipment. Trunk lines are completed as overhead cables between separate buildings or as cables laid in short service tunnels between buildings; and

•	Rack-mounted equipment for Internet access (such as routers, up-converters, switches, servers, etc.) and digital video equipment and software located at the MFON’s primary nodes.

Andersen Land Corp., a wholly-owned subsidiary of the Company, owns a 98,000 square foot facility located on 18.4 acres of land within an industrial park in Bloomfield, Connecticut, which, since March 22, 2002, has been leased to the buyer of JM Ney’s operating assets under terms of a lease which expires in March 2013, but for which the lessor has an option to renew for three additional years. The building is subject to a mortgage loan which had a balance of $1,583,333 at December 31, 2005. In March 2006 Andersen Land Corp. refinanced this mortgage to increase the principal balance of the loan to $2,800,000. The new loan calls for $11,667 of monthly principal payments plus interest until its maturity in March 2013.

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

In January 2006, summary judgments for dismissal of the Mass and Fleckner matters were granted by the Supreme Court of the State of New York.

The Company believes that it has insurance that potentially covers the remaining claim (Brienza) and has notified its insurance carriers to provide reimbursement of defense costs and liability, should any arise. Based upon the answers to the interrogatories that have been supplied by the plaintiff’s attorneys, it does not appear to the Company that JM Ney manufactured any products containing asbestos that are the subject of this remaining matter. As of this date, the Company has no basis to conclude that the litigation may be material to the Company’s financial condition or business. The Company intends to vigorously defend the remaining lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the three months ended December 31, 2005, no matters were submitted to a vote of the security holders of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

The Registrant’s Common Stock is traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol MOCC. Prior to February 26, 2004, our stock traded on NASDAQ under the symbol ANDR.

The approximate number of registered stockholders of our Common Stock on March 16, 2006 was 420. The Company estimates that there were approximately additional 990 stockholders who held their shares in street name. The Company’s high, low and closing sales prices for the Common Stock, for each quarterly period in 2005, and the ten-month period ended December 31, 2004, are included below. The period ended December 31, 2004 was a ten-month transition period due to the change of our fiscal year, effective December 31, 2004, from a February fiscal year end. The bid prices shown, which were supplied by the National Market System of the National Association of Securities Dealers, Inc, represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year ended December 31, 2005	High	Low	Close
January-March, 2005	$7.75	$4.60	$5.30
April-June, 2005	$7.80	$3.81	$5.51
July-September, 2005	$6.28	$5.04	$5.21
October-December, 2005	$5.99	$4.60	$5.38

Ten-Month Period ended December 31, 2004	High	Low	Close
March-May, 2004	$11.99	$6.80	$7.40
June-August, 2004	$8.92	$6.51	$8.50
September-November, 2004	$9.89	$5.95	$6.39
December 2004	$6.75	$4.51	$6.14

The Company has not paid dividends on its Common Stock since the fiscal year ended February 28, 1993 and it has no intention to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

The Company’s board of directors adopted and approved the Company’s 2003 Stock Plan (the “2003 Stock Plan”) effective as of September 2, 2003. Pursuant to the 2003 Stock Plan, the Company may award up to 330,000 shares of its Common Stock. This plan was implemented to provide incentives to attract and retain officers, directors and key employees. The compensation committee of the board of directors administers the 2003 Stock Plan and may grant restricted stock or stock free from any transfer, vesting or forfeiture restrictions. During the year ended December 31, 2005, the ten month period ended December 31, 2004 and the year ended February 28, 2004, a total of 38,523 shares, 59,433 shares and 0 shares, respectively, of the Company’s Common Stock were granted pursuant to the 2003 Stock Plan.

The Company’s 2003 Stock Option Plan (the “2003 Stock Option Plan”) was adopted by our board of directors on September 2, 2003. This plan was approved by the stockholders on October 27, 2003. Our board of directors adopted amendments to the stock option plan and such amendments were approved by our stockholders on December 15, 2004. As a result of the amendments, the Company may now grant options to acquire up to a total of 1,700,000 shares of our Common Stock. This plan was adopted to provide incentives to attract and retain officers, directors and key employees, and it is administered by our board of directors, or a committee appointed by the board, which determines recipients and types of options to be granted, including the vesting schedule, the number of shares subject to the options and the exercisability of the options. During the year ended December 31, 2005, 1,890,974 options were issued pursuant to the 2003 Stock Option Plan, 766,595 options were cancelled during the year and 437,455 options were accelerated vesting and a change in the option terms to allow cashless exercise. During the ten-month period ended December 31, 2004 and the year ended February 28, 2004, 95,000 options and 0 options, respectively, were issued pursuant to the 2003 Stock Option Plan.

The following table sets forth a description of our equity compensation plans as of December 31, 2005. The outstanding stock options granted pursuant to a plan approved by security holders relate to options issued pursuant to the 2003 Stock Option Plan and a plan which expired during FY01.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,137,424	$5.28	628,665
Equity compensation plans not approved by security holders	—	—	—

Total	1,137,424	$5.28	628,665

ITEM 6. SELECTED FINANCIAL DATA.

The following table summarizes certain financial data with respect to the Company and is derived from the Consolidated Financial Statements of the Company contained in Item 8 herein and by Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 herein. The Company was formerly on a February fiscal year-end period, Effective December 31, 2004, the Company changed its fiscal year, which resulted in a ten-month transition period. Amounts below are in thousands of U.S. dollars, except per share data.

	Year Ended December 31, 2005	Ten Month Ended December 31, 2004	Fiscal Years Ended February 28/29,
			2004	2003	2002
Revenue	$10,603	$6,132	—	—	—
Gross margin	2,114	949	—	—	—
Loss from continuing operations[1]	(12,101)	(5,151)	$(2,158)	$(2,050)	$(1,700)
Net (loss) income	(12,101)	(5,151)	(2,158)	(446)	528
(Loss) income applicable to common shareholders	(23,107)	(5,341)	(2,440)	(728)	242
Income (loss) from continuing operations per common share, basic and diluted	(2.61)	(0.62)	(1.12)	(1.11)	0.93
(Loss) income per common share, basic and diluted	(2.61)	(0.62)	(1.12)	(0.35)	0.12
Depreciation, amortization and interest accretion	2,618	1,806	243	293	1,581

Balance Sheet Data	December 31,		February 28/29,
	2005	2004	2004	2003	2002
Total assets	$75,032	$51,764	$50,532	$19,045	$25,269
Total debt	22,582	6,969	3,539	2,081	4,959
Stockholders’ equity	41,032	33,096	37,422	13,102	13,751
Book value per common share[2]	2.86	3.47	4.02	4.57	4.90

The Company did not consolidate the results of operations of CCTV prior to the ten month period ended December 31, 2004, and it did not consolidate CCTV’s balance sheet prior to February 29, 2004.

[1]	Losses from continuing operations exclude the results of operations of the Company’s Electronic segment as a result of its sale in March 2002.
[2]	Book value per common share in 2005 assumes the conversion of the Series B Preferred Stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis reviews the Company’s results of operations, liquidity and capital resources, critical accounting policies and estimates, and certain other matters. This discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Annual Report.

Overview

The Company is a provider of cable television and Internet access services in Moscow, Russia. Our wholly-owned subsidiary, which markets our services under the brand name “AKADO”, is an early stage, growing company. In recent years we have expanded our ownership base and financial resources to acquire and fund AKADO’s operations. This includes obtaining a $51 million debt and equity financing package with Renova Media in January 2005 pursuant to which we issued 4,500,000 shares of our newly authorized Series B Preferred Stock and entered into the RM Term Loan, a $28.5 million five-year term loan agreement. During 2005, we received $41 million under this arrangement, and during the first quarter of 2006, we received the final $10 million of the debt portion of this arrangement.

During 2005, we generated $10,603,000 of revenues and reported a net loss of $12,101,000. In addition, we have recorded a non-cash charge to accumulated deficit of $10,781,000 relating to the beneficial conversion feature of the Series B Preferred Stock issued to Renova Media due to its issue price being less than the market value of the Company’s Common Stock, into which the Series B Preferred Stock converts on a share-for-share basis. This has been factored in the calculation of our loss per share, which was $2.61 per share, basic and diluted. The beneficial conversion feature charge comprises approximately $1.22 per share of the reported loss per share. The Series B Preferred Stock is convertible into our Common Stock on a share-for-share basis, has no rights to dividend payments, and carries a liquidation preference through January 13, 2009. Due to the fact that we incurred a loss in 2005, the assumed conversion of the Series B Preferred Stock has been excluded from the calculation of our loss per share because such assumed conversion would have an anti-dilutive effect. Had such Series B Preferred Stock been included in the calculation, our loss per share for 2005 would have been reduced from $2.61 to $1.39. Furthermore, if the non-cash beneficial conversion feature charge was also excluded, the net loss per share on the larger share base would have been $0.94.

We have incurred losses in recent years and the expansion of our business activities requires a significant amount of capital to meet our cash flow requirements. Although we seek to raise an adequate amount of funds from bank financing, a private placement of debt or equity securities or from a public offering of its securities, there can be no assurance as to our ability to be successful in these efforts. We have received the commitment from Renova Media that it will provide us with sufficient capital, either debt or equity, on terms Renova Media deems satisfactory, to ensure that our operations will continue uninterrupted for a period not less than one year from the date of the filing of this Form 10-K for the year ended December 31, 2005. Renova Media is controlled by Victor Vekselberg and is primarily a holding company which holds, among other investments, shares of the Company’s Series B Preferred Stock and Warrants. This commitment has been further supported with $5.0 million of escrowed funds from Renova US Holdings, an affiliate of Renova Media, if we require such escrowed funds, it will be drawn in the form of an 18 month 12% convertible note with 150% warrant coverage based on the market price of our Common Stock on the date we receive any funds.

Additionally, the Company’s Board of Directors have instructed management, that if commitments of new capital (either equity financing and/or long-term debt), are not obtained by April 30, 2006, to halt further commitments of expenditures on the buildout of the network, and to conduct our business activities in a manner that will enable our operations to continue uninterrupted with existing cash resources until we have secured additional financing arrangements. The Company has prepared cash flow projections under this assumption and estimates that its existing cash and cash flows will be sufficient to fund the Company’s activities at least through one year from the date of our filing of this Form 10-K.

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

Revenue Recognition

Revenue is primarily derived from the sale of cable television and Internet services to subscribers. All revenues are recorded (net of VAT) only when there is persuasive evidence of an arrangement, services have been delivered, the price is fixed or determinable and collection is reasonably assured. Customer arrangements for cable television or Internet services typically include a connection fee, required equipment rental, as well as a monthly service fee. We consider the various elements of these arrangements to be part of one bundled service offering to our customers. In accordance with Statement of Financial Accounting Standards No. 51, “Financial Reporting by Cable Television Companies”, we immediately recognize connection fee revenues to the extent of direct selling costs incurred, which are immediately recognized in full. Connection revenues in excess of direct selling costs are deferred and recognized over the estimated customer relationship period. Revenues related to the rental of set-top boxes and modems are recognized ratably over the rental period. Labor and material costs related to connection fees are deferred and recognized ratably over the estimated customer relationship period. In the event we believe the customer service offering has not yet demonstrated profitability, the costs deferred at the time of connection are immediately expensed and subsequent service revenue and costs are recognized as earned. At present, we have determined that our Internet access services are profitable, but our delivery of cable television and terrestrial television services has not yet demonstrated profitability.

Doubtful Accounts

We have established allowances for doubtful accounts for estimated losses resulting from our inability to collect amounts due from our customers. Such estimates are based on our historical write-off experience, the aging of receivable balances and changes in customer payment terms.

Inventory and Construction in Process

We have established allowances for the estimated losses resulting from our inability to fully utilize certain elements of inventory and construction materials due to obsolescence or our inability to utilize excess quantities. Such allowances are based on historical movement and our estimates of realization.

Capitalization of Internal Costs into Construction.

We capitalize labor, overhead and interest costs into the value of the construction of our network, and in doing so, we rely on estimates and allocations that we believe are reasonable.

Prepaid Pension Expense

We account for our defined benefit pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pension Plans”, which provides for the delayed recognition of actuarial gains and losses that arise from differences between actual results of the plan from the actuarially calculated results based on several factors including employee mortality and turnover, investment return on plan assets and the discount rates used to record the present value of the obligations of the plan. To the extent that unrecognized gains or losses exceed 10% of the greater of the plan’s projected benefit obligation or the market value of its assets, such excess is amortized over the estimated remaining service period of active employees. However, as a result of the planned termination of substantially all U.S.-based employees, in future accounting periods such excess unrecognized actuarial losses may instead be recognized over the estimated lives of all plan participants. We consider and adjust the various assumptions utilized in the calculations such as the discount rate, future compensation growth rate and the long-term rate of return on plan assets, as market conditions warrant.

Impairment of Long-Lived Assets

Long-lived assets such as property, plant, and equipment and acquisition-related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets we intend to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. We consider a number of factors when estimating expected future undiscounted cash flows, including the intended use of the assets and the expected cash flows resulting directly from such use, specific economic conditions, changes in technology and industry conditions. The assumptions used when estimating the undiscounted cash flows could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. We periodically evaluate the useful lives of property, plant, and equipment based on changes in technology, current business developments, and other industry conditions. Although we have not recognized any impairment of our long-lived assets, it is reasonably possible that these assets could become impaired as a result of these factors or from actual results which differ from our underlying assumptions.

Impairment of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we perform an impairment test of goodwill annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test requires us to estimate the fair value of our overall business enterprise. We believe the market value of the Company is the best technique with which to estimate the fair value of our business enterprise. We have determined that we have one reporting unit for purposes of testing goodwill.

Deferred Tax Assets

The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. When the Company determines that it may not be able to realize all or part of its net deferred tax assets, a valuation allowance to reduce the deferred tax assets to estimated recoverable amounts is charged to income in the period such determination is made. Likewise, should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, a reduction in the valuation allowance would increase income in the period such determination is made.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 VS YEAR ENDED DECEMBER 31, 2004 (unaudited)

The following analysis of the results of operations for the year ended December 31, 2005 is being made in comparison to the unaudited results of operations of the year ended December 31, 2004. During 2004, we changed our fiscal year from a February month end to a December year end. Accordingly, our reported results for the period ended December 31, 2004 are for the ten-month transition period then ended. However, as presented in Note 28 to our financial statements as reported under Item 8, we have prepared comparative statements for the year ended December 31, 2004. Such unaudited amounts have been prepared using accounting policies consistent with past and present practice.

During 2005, the Company increased its sales by $4,471,000 or 72.9%, of which $3,899,000 of the increase relates to increases from recurring service revenues from subscribers for our Internet and television services. During 2005, we expanded the reach of our “homes passed” HFC Network in Moscow by 64.2% to a total of 325,954 homes and businesses. By the end of February 2006, we further increased our presence by adding an additional 44,099 homes to our network.

Despite the growth in customers and revenues, we continue to incur operating losses. During 2005 we increased our administrative infrastructure, our sales and marketing efforts and we began incurring interest charges relating to the debt incurred on the Renova Media financing. The cost of acquiring new customers for our services also contributed to our increasing our reported losses, as we generally subsidize the installation costs and subscriber equipment and we absorb the direct sales costs of such new customers. However, we believe that continued growth of our network and our customer base will lead to revenue increases that will narrow the level of operating losses by the end of 2006.

(amounts in thousands)	2005	2004	Percent Change
		(unaudited)
Television services	$2,412	$1,698	42.0%
Internet access services	7,061	3,876	82.2%
Connection fees and equipment sales	900	178	405.6%

Subscription revenue, connections fees and equipment sales	10,373	5,752	80.3%
Other revenue	230	380	(39.5)%

Total revenue	10,603	6,132	72.9%
Cost of sales	8,489	5,183	63.8%

Gross margin	$2,114	$949	122.8%

Subscription Revenue, Connection Fees and Equipment Sales

Television service revenues increased by 42.0% over 2004. This growth is comprised of a 27.4% increase in revenues for the delivery of terrestrial or broadcasting television and radio to our customers, and a 64.0% increase in revenues from the delivery of pay TV services. The Company’s focus on the low revenue per subscriber terrestrial services was deemphasized in 2005, as we focused on promoting our premium television services, particularly following the launch of our digital platform in the latter part of our third quarter. After approximately six months of our not selling these premium services, while we awaited the delivery of digital set top boxes that are compatible with our new platform, we increased our active subscriber levels for these premium TV services by 114.9% from 7,268 as of December 31, 2004 to 15,618 as of December 31, 2005. This represents an increase in the penetration of our homes passed during the year from 3.7% to 4.8%. However, much of the growth of our homes passed network increased during the fourth quarter, and thus we had limited opportunity to increase our subscriber growth in those areas to be able to demonstrate progress in attracting new customers. Within the regions we served as of December 31, 2005, our market penetration levels for pay TV services ranged as high as 8.9%, as compared to 2004 at which time no area had a market penetration for these services in excess of 6.7%. Growth in revenues from pay TV services was also realized from increases in the subscriptions for content from NTV Plus which we carry under an exclusive arrangement for our delivery of their proprietary sports, movies and children’s programming content. Revenues from NTV Plus content increased by 231% and represented 20.0% of pay TV revenue in 2005 as compared to just 9.9% of such revenue in 2004. Although revenues from subscriptions for NTV Plus content increased during 2005, the average revenue per subscriber (“ARPU”) for our pay TV services on a combined basis declined from $11.51 in 2004 to $11.27 in 2005, due to increased sales promotions and increased bundling of our television services with our Internet access offerings.

Internet access revenues increased by 82.2% over 2004, as a result of an increase of 115.4% in the number of our active subscribers, from 16,063 at December 31, 2004 to 34,600 as of December 31, 2005. This represents an increase in our market penetration from 8.1% to 10.6%. However, market penetration levels ranged as high as 19.2% in defined areas as of December 31, 2005, while a year earlier, no single area had market penetration in excess of 14.4%. Our monthly ARPU for Internet access services decreased from approximately $29.39 to $26.41. ARPU in the fourth quarter of 2005 averaged approximately $24.13 per active subscriber. Increased competition has led to the lowering of our tariff structure and sales promotional discounts have resulted in revenues that are initially reduced for new subscribers.

Connection fees and equipment sales grew from $178,000 to $900,000 primarily as a result of the increased level of new customers which we have attained through the expansion of the territory to which we can market, and through more active marketing campaigns. Such revenues increased as we recognize such revenues to the extent of direct selling costs and we amortize the excess of such revenue over the subscribers’ estimated lives.

Other revenue

Other revenue declined by 39.5% to $230,000, primarily due to the non-recurrence of construction subcontracting revenue received in the first quarter of 2004 for a project being managed by COMCOR.

Cost of sales

Cost of sales increased by $3,306,000 or 63.8%, as compared to the 72.9% increase in revenues. This served to increase gross margins to $2,114,000 or 19.9% of sales as compared to the 2004 gross margins of $949,000, or 15.5% of sales. Cost of sales as a percentage of sales decreased from 84.5% to 80.1% primarily as a result of depreciation and amortization which contributed 3.2% to the margin improvement due to a large fixed amortization of licenses component within this caption. In addition, secondary node costs increased at a rate greater than sales. While depreciation and amortization was lower due to a large fixed component within this caption. Significant components of cost of sales were as follows (in thousands):

	2005		2004
	Amount	Percent of Sales	Amount	Percent of Sales
Services from related party	$2,454	23.2%	$1,310	21.3%
Depreciation and amortization	2,177	20.5%	1,451	23.7%
All other, including salaries and benefits	3,858	36.4%	2,422	39.5%

Total	$8,489	80.1%	$5,183	84.5%

The cost of services from COMCOR increased by 87.3% in 2005 as compared to 2004, primarily as a result of the expansion of the number of secondary nodes which we use, which serves as the basis for charges for signal delivery for our television and other services through COMCOR’s fiber optic network, and from increases in the rates for the lease of these secondary nodes as a result of amendments to our contract with COMCOR which was entered into in March 2005. As a result, this component of the charges from COMCOR increased by 50.8% from 2004 levels. At December 31, 2005, we were leasing 310 secondary nodes, as compared to 256 as of December 31, 2004, which is an increase of 21.1%. In addition, the cost of secondary nodes increased from $350 per month per secondary node to a range of $435 to $750, depending on the number of homes connected to each node. In addition, we did not receive the benefit of a three-month grace period from the time of the installation of the secondary nodes as a result of the change in the contract. COMCOR also provides us with the lease of ports and channels in connection with our Internet services, for which the overall charge increased by only 5.8% despite significant growth in our business, as a result of the lower rates negotiated with COMCOR. In addition, the 2005 charges include $609,000 of costs for Internet traffic services provided by COMCOR beginning in March 2005. Prior to that time, these services were provided by an outside vendor, but we were able to negotiate lower prices as a result of the new agreement with COMCOR. Other cost of sales was also impacted in 2005 by the recognition of $804,000 of obsolescence relating to inventory and construction materials, and increased connection and installation costs due to increased number of new subscriber installations.

Operating expenses

Operating expenses totaled $12,512,000 during 2005, which is an increase of 65.0% over the expenses totaling $7,584,000 which were incurred during the twelve month period ended December 31, 2004. Increases in our salary and benefit costs totaling $3,440,000 accounted for 69.8% of the total increase as such costs increased by 112.8% year-over-year. The addition of a four-person management coincident with the closing of Renova Media financing, subsequent severance and termination costs for the members of this team, the costs of successor executives and the accrual of severance costs for certain U.S. based employees contributed to the increased salary costs. Within these increased costs were $869,000 of severance costs and $516,000 relating to the grant of in-the-money stock options and the cashless exercise of a portion of such options. In addition, with the growth of our activities, our employment levels increased to staff sales, marketing and customer care positions to ensure our ability to properly manage the increased customer activity.

Other costs increased due to additional marketing activities which increased our advertising by $280,000 over the prior year, the expansion of our space and office costs which increased our facilities and office expenses by $380,000, increased fees associated with higher volumes of cash transactions with our customers by $140,000, and an increase of $195,000 in our insurance costs primarily due to expanded directors and officers liability insurance coverage.

Equity in losses of IAS

For 2005, the Company has recorded an expense of $457,000 as its equity in the losses of IAS. This amount includes an adjustment to reflect the Company’s equity interest in the fair value of depreciation expense based on the allocation of the purchase price attributable to the Company’s investment in IAS.

Investment income and other income

Significant components of investment income and other income are as follows (in thousands):

	2005	2004
		(unaudited)
Net gains from domestic trading portfolio	$230	$331
Rental income	310	310
Interest and dividends	565	40
Change in deferred compensation accounts	16	3
Ultrasonics royalties	—	82
Precious metal recovery and other	6	140

Total	$1,127	$906

Rental income relates to the lease of our Bloomfield, Connecticut property, which is being leased to the purchaser of our former manufacturing company and from which such purchaser is conducting its operations. Interest and dividends increased primarily from the investment of the portion of the proceeds from the Renova Media financing that had not yet been used to support operations during the year. The precious metals recovery in 2004 relates to our former manufacturing company which was sold in March 2002, and the Ultrasonics royalties represent the completion of payments received pursuant to the sale of separate operations and technologies in February 1998.

Interest expense

For 2005, interest expense totaled $2,452,000, as compared to $357,000 for 2004. The 2005 amount excludes $368,000 of interest charges that were capitalized into cost of the Company’s “last mile” access network. No such interest costs were capitalized in 2004. The increase in the interest cost is due to the draw down of $18.5 million under the RM Term Loan in January 2005, and the effects of quarterly compounding of accrued interest into the principal of this note. The Company reduced it outstanding obligation due under its 10.5% subordinated debenture through its annual principal payment, and also reduced the amount due under a mortgage loan. Subsequent to December 31, 2005, we received an additional $10 million in proceeds under the RM Term Loan which in addition to the effect of compounding the interest costs of this loan into the principal balance, is expected to further increase our interest costs in 2006. In March 2006, we also refinanced a mortgage loan which increased the principal balance by approximately $1.2 million.

Income tax benefit

The estimated effective tax benefit rate of 1.5% for 2005 is lower than average effective tax benefit rate of 3.4% for 2004 primarily due to the increases in deferred income tax liabilities associated with certain of the Company’s long-lived assets and our inability to record tax benefits associated with a larger loss. These factors were partially offset by a $362,000 reversal of earlier current tax accruals relating to a favorable ruling relating to a Pennsylvania state tax matter.

We recorded deferred tax benefits in both 2005 and 2004 from the amortization of deferred tax liabilities that had been established in connection with the recording of certain intangible assets and we recorded deferred tax liabilities relating to timing differences between book and tax reporting of certain assets. We do not record the income tax benefits relating to current operating losses until we can be certain of our ability to realize such benefits.

Preferred dividends

Preferred dividends during 2005 totaled $225,000 as compared to $237,000 of dividends for 2004. The reduction reflects the effects of the redemption and conversion of a total of 37,862 shares of Series A Preferred Stock during 2004.

TEN MONTHS ENDED DECEMBER 31, 2004 VS. TEN MONTHS ENDED DECEMBER 31, 2003

In January 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from February 28/29 to December 31, effective December 31, 2004. Accordingly, the Company is reporting its results of operations for the ten-month transition period ended December 31, 2004 (“TP04”) and is presenting this discussion and analysis of those results in comparison to the unaudited results of operations for the ten-month period ended December 31, 2003 (“TP03”). Such unaudited comparative amounts have been prepared using accounting policies consistent with past and present practice. In addition, the results for TP04 are not necessarily expected to be indicative to the results that may be reported in 2005 because of additional costs associated with the Renova Media financing, the effects of the new agreements with COMCOR and anticipated growth in the Company’s scope of operations from the deployment of funds received in the Renova Media financing.

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

	Ten Months Ended December 31, 2004	2003	Change
		(unaudited)
Television services	$1,698	$822	106.6%
Internet access services	3,876	1,804	114.9%
Connection fees and equipment sales	178	421	(57.7)%

Subscription revenues, connection fees and equipment sales	5,752	3,047	88.8%
Other revenue	380	599	(36.6)%

Total revenue	6,132	3,646	68.2%
Cost of sales	5,183	5,000	3.7%

Gross margin (deficit)	$949	$(1,354)	—

Subscription Revenue, Connection Fees and Equipment Sales

Television revenues increased as the number of active subscribers for terrestrial broadcasting television services increased to 65,451 as of December 31, 2004, which is an increase of 20.9% from the 54,158 subscribers reported as of December 31, 2003. In addition, active subscribers of premium television services increased 90.4% from 3,817 at December 31, 2003 to 5,662 at December 31, 2004. ARPU increased from $0.95 per month for terrestrial service customers in 2003 to $1.41 per month in 2004 due to tariff increases implemented in the first quarter of 2004. ARPU for premium television services increased from $8.11 per month in 2003 to $10.13 in 2004 partly as a result of increased revenue from the introduction of additional premium television content through CCTV’s agreement with NTV Plus.

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

Cost of sales

Cost of sales for TP04 totaled $5,183,000 or 84.5% of total revenue to produce gross margin of $949,000. As previously noted, the Company did not consolidate CCTV’s results of operations in the prior year, but CCTV did report cost of sales of $5,000,000 for the year ended December 31, 2003, or 137.1% of revenues to produce a gross margin deficit of ($1,354,000). The 2004 expenses include approximately $1,451,000 of depreciation of assets and amortization of intangible assets as compared to $1,879,000 for 2003. Excluding depreciation and amortization, cost of sales for 2004 totaled $3,732,000 as compared to $3,121,000 in 2003, which represents an increase of 19.6%. All other components increased primarily due to expanded activities which resulted in higher wages and secondary node costs. At December 31, 2004, CCTV was leasing 256 of COMCOR’s secondary nodes which is a 12.8% increase from the 227 secondary nodes which were being leased as of December 31, 2003. In 2005, the monthly cost of each secondary node will increase from $350 to between $435 and $750 based on the number of homes that are connected to each node, an installation charge for new nodes will be implemented and a three-month grace period from installation will be eliminated pursuant to the terms of new agreements with COMCOR. In addition, the Company will benefit from significantly reduced traffic charges for its Internet services under the new agreements. Equipment costs for subscriber cable modems were lower due to costs that have been deferred and will be recognized over the estimated customer relationship periods. In addition, the nonrecurrence of costs relating to the Zelenograd construction project also led to lower costs of sales.

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

Investment income and other income

For TP04, investment income and other income totaled $677,000 as compared to $1,399,000 in the comparable ten-month period in the prior year. Significant components of investment income and other income are as follows (in thousands):

	Ten Months ended December 31,
	2004	2003
		(unaudited)
Net gains from domestic trading portfolio	$216	$981
Rental income	259	259
Interest and dividends	35	45
Ultrasonic royalties	45	54
Change in deferred compensation accounts	(16)	49
Precious metal recovery and other	138	11

Total	$677	$1,399

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

Interest expense

For TP04, interest expense totaled $317,000, which represents an increase of 55.4% from the $204,000 of interest recorded during TP03. Interest on a $4 million bridge loan from Renova Media which was repaid in January 2005, and ten months of interest on a mortgage in TP04, as compared to six months of such interest in TP03 added to interest expense; while annual principal repayments on the Company’s 10  1/2% Subordinated Debentures served to reduce a component of interest costs.

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

Investment Income and Other Income

Investment income and other income for FY04 and FY03 were comprised as follows (in thousands):

	FY04	FY03
Rental income	$310	$291
Net gain from trading portfolio	1,096	536
Ultrasonic royalty revenue	90	51
Interest and dividends	56	131
Other, net	77	(95)

	$1,629	$914

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

	FY04	FY03
Interest income	$17	$68
Administrative expenses	(316)	(487)

Net loss before equity in losses of CCTV	(299)	(419)
Equity in losses of CCTV	(2,272)	(2,429)

Net loss	$(2,571)	$(2,848)

The Company’s 25% equity interest	$(643)	$(712)

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

MBC’s results of operations for each of FY04 and FY03 included its 50% equity interest in the losses of CCTV. CCTV’s summarized results of operations for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	FY04	FY03
Revenue:
Subscription fees	$2,626	$1,365
Connection fees, equipment and other revenue	1,020	576

Total revenues	3,646	1,941
Cost of sales	5,000	4,031

Gross margin (deficit)	(1,354)	(2,090)
Operating expenses	3,166	2,870

Loss from operations	(4,520)	(4,960)
Equity in losses of unconsolidated subsidiary	(345)	(95)
Other non-operating items, net	(56)	(86)

Net loss before income taxes	(4,921)	(5,141)
Income tax benefit	376	283

Net loss	$(4,545)	$(4,858)

MBC equity portion - 50%	$(2,272)	$(2,429)

CCTV’s Revenues

CCTV’s subscription revenues during FY04 increased by 92.4% from FY03 levels as a result of increases in subscribers from marketing new homes that were newly accessed during FY04 through the continued build-out of its HFC Network and to further market penetration to homes and businesses previously accessed. During FY04, CCTV increased its HFC Network from 107,491 homes passed as of December 31, 2002 to 154,786 homes passed at December 31, 2003, which is an increase of 44.0%.

CCTV’s subscription fee revenue from its terrestrial and cable television services increased 60.7% from $511,000 during FY03 to $822,000 during FY04. This revenue growth was generated by a 33.5% increase in the number of reported active subscribers for its terrestrial broadcasting services, from 40,581 at December 31, 2002 to 54,158 at December 31, 2003, and from a 26.1% increase in the number of reported active subscribers for its premium cable television services, from 2,496 at December 31, 2002 to 3,148 at December 31, 2003.

CCTV’s subscription revenue from its Internet access services during 2003 totaled $1,804,000, which represents a 111.4% increase from the $853,000 of such revenues recorded during 2002. This revenue growth was generated through an 85.2% increase in the number of active Internet subscribers from 4,310 as of December 31, 2002 to 7,980 as of December 31, 2003. Monthly ARPU during FY04 was approximately $21.26 per average active Internet subscriber.

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

CCTV’S Cost of Sales

CCTV’s cost of sales during FY04 and FY03 were comprised as follows (in thousands):

	FY04	FY03
MFON Charges from COMCOR	$1,123	$883
Depreciation and amortization	1,879	1,411
Equipment	657	386
All other	1,341	1,351

	$5,000	$4,031

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, our consolidated cash totaled $5,442,000, as compared to $1,817,000 at December 31, 2004. During 2005, we used $11,383,000 of cash in our operating activities as cash operating losses totaled $7,633,000 and changes in operating assets used an additional $3,750,000 of funds. Increases in inventories and value added taxes recoverable were among the larger components of the use of working capital during the year. We generally assess our liquidity by evaluating the combination of cash and short-term investments, since the major portion of our short-term investments, as of December 2005 were invested in auction rate securities which are highly liquid instruments. Thus, our consolidated resources at December 31, 2005 totaled $8,757,000. However, as noted below, and as indicated from the uses of cash for operations and capital expenditures in 2005, we expect to require additional capital in 2006, in addition to the $10 million we received from Renova Media in the first quarter, to meet our business plans for 2006 and going forward.

During 2005, we used $18,582,000 of cash in investing activities which was comprised of net investment of $3,092,000 in marketable securities and $15,490,000 of capital expenditures, primarily relating to the expansion of AKADO’s HFC Network, which increased from 198,479 homes passed as of December 31, 2004 to 325,994 homes passed at December 31, 2005, and to increases in expenditures for future build-out.

Financing activities provided $33,590,000 to us during 2005. We received a net of $33,558,000 from Renova Media’s investment in our Series B Preferred Stock and from the proceeds of the RM Term Loan, after deducting costs of the financing transaction and the repayment of a $4 million bridge loan that had been extended by Renova Media in 2004. In addition, in accordance with terms of the RM Term Loan, we financed $1,711,000 of interest on the RM Term Loan by rolling it into the principal of the loan. We also used $866,000 to complete the purchase of additional shares of IAS. This purchase was initiated in 2004 to enable us to maintain our 43.5% equity interest in IAS.

We have incurred operating losses and we expect that such losses will continue in 2006 and possibly beyond. Our current marketing efforts involve significant subsidies of the installation costs, including subscriber equipment for new customers. These costs have the effect of increasing both recognized and deferred expenses that generally exceed the revenues to be received by the subscribers for several months, if at all. Accordingly, we are dependent upon subscriber retention to ensure that the aggregate growth in subscriber revenues exceeds these incremental costs as well as other incremental operating costs.

We have used cash to fund our operating losses and the construction of our HFC Network since inception and we remain dependent upon external financing to continue these activities. In the first quarter of 2006, we have continued the expansion of our HFC Network. In addition, we have also continued to invest in the growth of our subscriber base, which require funds to pay for both current and deferred installation and equipment costs, and thus, contribute to a continuing requirement for funds. During the first quarter of 2006 we received $10 million from Renova Media under the RM Term Loan, and we also received a commitment from Renova Media to provide us with sufficient capital, either debt or equity, on terms Renova Media deems satisfactory, to ensure that our operations will continue uninterrupted for a period of no less than one year from the date of our filing this Annual Report. Renova Media is controlled by Victor Vekselberg and is primarily a holding company which holds, among other investments, share of the Company’s Series B Preferred Stock and warrants. Should we require this additional funding, we do not know the terms on which Renova Media will offer the funding, or the resulting impact of such terms on the share price of our Common Stock, or our ability to secure funding from other parties. This commitment has been further supported with a guarantee and $5.0 million of escrowed funds from Renova US Holdings, an affiliate of Renova Media. If we require such escrowed funds, they will be drawn in the form of an 18 month 12% convertible note with 150% warrant coverage based on the market price of our Common Stock on the date we receive any funds. Further, we cannot give any assurance that the funding provided by Renova Media to date, or that which may be provided in the future, will be sufficient to enable us to continue the construction of the HFC Network to cover a sufficiently desirable portion of Moscow, or to otherwise position us to attract adequate subscriptions to increase recurring revenues with the goal of achieving profitability and positive cash flows. Although we seek to raise an adequate amount of funds from bank financing, a private placement of debt or equity securities or from a public offering of our securities, there can be no assurance as to our ability to be successful in these efforts, or the terms of such funding if we are successful. Additionally, the Company’s Board of Directors has instructed management, that if commitments of new capital (either equity financing and/or long-term debt), are not obtained by April 30, 2006, to halt further commitments of expenditures on the buildout of the network and to conduct our business activities in a manner that will enable our operations to continue uninterrupted with existing cash resources until we have secured additional financing arrangements. The Company has prepared cash flow projections under this assumption and estimates that its existing cash resources and cash flows will be sufficient to fund the Company’s activities at least through one year from the date of our filing of this Form 10-K.

The RM Term Loan bears interest at the annual rate of 12% which has increased our interest costs from historical levels and is likely to increase due to additional amounts being drawn and the compounding effect of rolling accrued interest into the principal balance of the note. The Company has the option to pay the interest quarterly, or to roll interest into the principal of the RM Term Loan at which time, such capitalized amount also accrues interest expense. If the Company elects to pay the interest currently as it comes due, such use of cash may restrict its ability to fully implement the business expansion plans for AKADO in Moscow. If the interest is capitalized into the principal of the RM Term Loan as was done in 2005, the compound growth in the expense and the liability could hamper the Company’s ability to attract additional future financing or to justify meaningful value for the Company’s equity securities and could present a significant cash flow obligation at the maturity of the RM Term Loan in January 2010.

The RM Term Loan also involved pledges of substantially all of the Company’s and AKADO’s assets, including but not limited to fixed assets, securities, the shares of all significant subsidiaries and all future revenue. These terms may limit our ability to obtain bank loans or other financing in the future.

Prior to January 2006, the RM Term Loan contained a requirement for us to have passed 500,000 homes with our HFC Network prior to being able to draw the final $10 million of this loan facility. To enable us to draw the $10 million in the first quarter of 2006, this provision was waived, along with a 2.5% fee that would have otherwise been due upon the draw down in exchange for our agreement to extend by nine months to October 2010, the life of the warrants to purchase 8,283,000 shares of Series B Preferred Stock. Due to the extension of the term of the warrant given to Renova Media in connection with the financing, any funds that may be made available from the exercise of the warrant might not be received until October 2010, which is nine months after the maturity of the RM Term Loan.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist of purchase commitments and operating lease commitments as disclosed in the Contractual Obligations table below.

Our defined benefit pension plan is required to make benefit payments totaling $678,000 in 2006; $968,000 in 2007; $981,000 in 2008; $973,000 in 2009; $956,000 in 2010 and $4,673,000 during the five year period from 2011 to 2015. As of December 31, 2005, we do not expect to have to make any contributions to fund the obligations of our defined benefit pension plan. At December 31, 2005, the recorded value of the prepaid expense relating to this plan was $5,111,000, which represents an increase of $184,000 over the prior year’s amount. Under the actuarial calculations, the plan is overfunded by $2,595,000, which is an increase of $1,207,000 from the prior year. In accordance with SFAS 87, we have not recognized net actuarial losses totaling $2,515,000 which represents a decline from $3,542,000 from the prior year primarily due to favorable investment returns from the plan’s assets in 2005. Such losses had arisen primarily from reductions in the actuarially assumed discount rate to value the plan’s obligations in prior years. Based upon recent trends, we do not expect that the discount rate used of 5.75% will go much lower. The lower level of unrecognized losses is expected to result in reduced levels of amortization of such unrecognized losses into pension expense. Such unrecognized losses are amortized over the expected services lives of covered employees. The Company expects that all such covered employees may terminate employment with the Company in 2006, which would result in the excess portion of the unrecognized loss being recognized over the lives of the plan’s participants, which may further reduce this expense component of pension income in 2007 and beyond.

The following table presents our contractual obligations as of December 31, 2005 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 -3 Years	4-5 Years	After 5 Years
Long-term debt	$35,655	$779	$892	$33,984	$—
Operating leases	519	519	—	—	—
Severance costs	354	354	—	—	—
Purchase obligations	4,553	4,553	—	—	—

Total contractual cash obligations	$41,081	$6,205	$892	$33,984	$—

These obligations exclude the effects of the increased obligation relating to the additional $10.0 million draw down on the RM Term Loan which occurred in the first quarter of 2006, and the refinancing of the mortgage loan in March 2006.

The Company’s capital expenditures, including $368,000 of unpaid capitalized interest, for the year ended December 31, 2005 are summarized as follows (in thousands):

	Q1	Q2	Q3	Q4	Total
Line extensions (network costs associated with entering new service areas)	$1,435	$3,075	$2,825	$5,807	$13,142
Scalable infrastructure (primarily internet equipment and digital television platform)	285	196	—	606	1,087
Other administrative	133	40	390	698	1,261

	$1,853	$3,311	$3,215	$7,111	$15,490

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB Opinion No. 25 and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.

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

The Company expects to adopt the “modified prospective” method effective January 1, 2006. Based upon the number of unvested options outstanding as of December 31, 2005, the Company expects to record compensation expense of $1,051,000 in 2006 as a result of the adoption of SFAS 123R. The actual effects could vary significantly from these estimates based upon additional share-based payments granted in the future, and the actual vesting of currently outstanding stock options.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. During 2005, the Company recorded expenses totalling $516,000 relating to “in-the-money” stock options. Had the Company adopted SFAS 123R in prior periods, the impact of the accounting pronouncement would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings contained in Note 16. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not expected to have a material impact on the company’s reported net operating cash flows or our net financing cash flows.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and waste materials are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in 2006 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Foreign Investment and Currency Risk

Since the Company’s wholly-owned subsidiary, AKADO, operates in Russia, the Company is subject to the economic and political risks associated with operating in Russia. In addition, fluctuations in the value of the Russian ruble may affect the reporting of the Company’s results of operation and financial condition in terms of U.S. dollars. AKADO’s current pricing strategies involve monthly tariffs that are closely tied to the value of the U.S. dollar but which are still invoiced and paid in Russian rubles. This could result in fluctuations in revenues that are not met equally or proportionally with changes in the Company’s expenses. Furthermore, certain of AKADO’s financial statements are U.S.-dollar based, including, but not limited to, notes payable to affiliates, interest expense and certain of its customer equipment and construction costs. Accordingly, the Company is exposed to the economic risks associated with an entity which conducts its business in more than one currency, and the financial reporting risks that accompany the judgments involved in determining the functional currency and the potential impacts that such determinations may have on the Company’s consolidated financial statements. The Company has not entered into any derivative instruments to hedge its foreign currency exchange risks.

Operating AKADO also involves the risk of AKADO’s ability to increase its revenues through the addition of subscribers for its cable television, high-speed data transmission and Internet services. The subscriber growth is largely dependent upon AKADO’s ability to build-out its HFC Network from the MFON which it leases from COMCOR, which is largely dependent upon it receiving a sufficient amount of capital to pay for the equipment and construction costs, and also through increasing penetration in areas already built.

Interest Rate Risk

The majority of the Company’s debt obligations, including the RM Term Loan and the 10 1/2% Subordinated Debenture carry a fixed rate of interest. However, at December 31, 2005, the Company had a mortgage loan payable with a remaining principal balance of $1,583,000 which bore interest at the rate of 6.54%, which was based on the LIBOR rate in effect at the origination of the loan. In March 2006, this loan was refinanced and the balance increased to $2,800,000. The revised term calls for a fixed rate of interest at 6.54%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth on pages 39 through 65 hereto and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to the rules and regulations promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, the Company will be required to include an internal control report, including Management’s Assessment of Internal Control Over Financial Reporting, in its annual reports beginning with the year ending December 31, 2007.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2005, management identified the following material weaknesses in the Company’s internal control over financial reporting:

1.

As of December 31, 2005, the Company did not maintain effective controls over its anti-fraud programs. Specifically, the Company did not (i) prepare a formalized assessment of fraud risk or implement certain corporate governance policies that had been approved by our Board of Directors (including an Employee Complaint procedure, a policy on Securities Trading by Employees, Officers and Directors, and the Code of Ethics for our Chief Executive Officer, Chief Financial Officer and All Accounting and Financial Personnel), (ii) implement a Code of Business Conduct for all employees and (iii) monitor compliance with the Company’s anti-fraud programs and controls. Additionally, this control deficiency could result in more than a remote likelihood that a misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

2.	As of December 31, 2005, the Company did not have an adequate level of review of complex and judgmental accounting issues primarily because it did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with the Company’s financial reporting requirements. Specifically, the Company lacked adequate review and analysis with respect to: (i) the accuracy of the valuation allowance relating to deferred tax assets; (ii) the completeness and accuracy of the inventory and construction material obsolescence reserves; (iii) the application of accounting principles generally accepted in the United States of America with respect to the accounting for stock options with intrinsic value on the date of grant or with provisions that give rise to variable accounting for such options; (iv) the determination of the functional currency of our Moscow-based operating subsidiary and (v) the application of accounting principles generally accepted in the United States of America with respect to the accounting for revenue and costs at the time of installation of Internet or cable TV services. This control deficiency contributed to audit adjustments which were made during the preparation of the 2005 consolidated financial statements. Additionally, this control deficiency could result in more than a remote likelihood that a misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Remediation Initiatives

Anti-fraud Programs:

As part of the remediation process, which will be implemented in 2006, we will prepare a formalized assessment of the risk of fraud within the Company and based upon the assessment developed, we will design and implement specific internal control testing measures to ensure that our overall policies and procedures with respect to fraud detection and prevention are adequate and functioning effectively. We are also in the process of translating into Russian and communicating the approved Employee Complaint, Securities Trading and Code of Ethics for our Chief Executive Officer, Chief Financial Officer and All Accounting and Financial Personnel policies to our employees. This process will include procedures to ensure that compliance measures are adequately documented and renewed on an annual basis. We are also in the process of having a previously-approved Code of Business Conduct for all employees policy, which has been presented to and discussed by our Board of Directors, reviewed by Russian counsel to ensure that it will be compliant with Russian laws and regulations, prior to final submission to the Board for approval. Upon final approval of this policy, we will implement procedures to ensure that compliance measures are adequately documented and reviewed on an annual basis.

Personnel:

The Company has been understaffed as a result, in part, of the resignation of the Finance Director and the Internal Audit Manager at our primary operating subsidiary. We are diligently working to hire replacements for these key positions, as well as other staff with responsibilities relating to internal control over financial reporting.

Sarbanes-Oxley Preparedness

During 2005, with the assistance of outside consulting experts in internal control procedures, and upon the approval of our Audit Committee, we developed and commenced the process to document, test and otherwise prepare for anticipated compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Updates regarding this documentation and testing process were presented to and discussed with the Audit Committee on a quarterly basis during 2005. The Company expects to continue this process during 2006 and to devote the necessary resources to achieve full compliance with these requirements during 2007.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to “Election of Directors – Information About Nominees”, “Governance Of The Company”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the annual meeting of stockholders to be held on May 23, 2006 (the “Definitive Proxy Statement”).

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Consolidated Financial Statements applicable to the Registrant and an index of such financial statements are on page 39.
(a)(2)	Consolidated Financial Statement Schedule.

Schedules

II Valuation and Qualifying Accounts - See page 65 for the information required by this item.

Note: Schedules other than those listed above, are omitted as not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002 (Commission File No. 0-1460).

3.1(a)	Certificate of Amendment filed October 27, 2003 to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1(a) to the Registrant’s Current Report on Form 8-K filed on February 27, 2004 (Commission File No. 0-1460).

3.1(b)	Certificate of Amendment filed November 4, 2003 to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1(b) to the Registrant’s Current Report on Form 8-K filed on February 27, 2004 (Commission File No. 0-1460).

3.1(c)	Certificate of Amendment filed February 24, 2004 to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1(c) to the Registrant’s Current Report on Form 8-K filed on February 27, 2004 (Commission File No. 0-1460).

3.1(d)	Certificate of Amendment to Certificate of Incorporation of the Registrant as effective January 11, 2005, incorporated by reference to the Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 0-1460).

3.2	Amended and Restated By Laws of the Registrant incorporated by reference to the Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 0-1460).

4.1	Indenture, dated as of February 26, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee, in respect of $4,311,000, aggregate principal amount, 10 1/2% Convertible Subordinated Debentures Due 2007, incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998 (Commission File No. 0-1460).

10.1	Andersen Group, Inc. Incentive and Non-Qualified Stock Option Plan, incorporated by reference to Appendix B to the Registrant’s Post-Effective Amendment No. 1 to Form S-8 filed February 27, 1997 (Commission File No. 333-17659).

10.2	Andersen Group, Inc. 2003 Stock Plan incorporated by reference to Annex G to Registrant’s Definitive Proxy Statement for Special Meeting of Stockholders held October 27, 2003, filed October 14, 2003 (Commission File No. 0-1460).

10.3	Moscow CableCom Corp. 2003 Stock Option Plan as amended and restated December 15, 2004, incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarterly period ended November 30, 2004 (Commission File No. 0-1460).

10.4	Deferred Compensation Agreement, entered into as of September 30, 1992, by and between the Registrant and Francis E. Baker, incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (Commission File No. 0-1460).

10.5	Consulting Agreement with Francis E. Baker and amendments, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarterly period ended August 31, 2004 (Commission File No. 0-1460).

10.6	Employment Agreement dated as of August 15, 2005, by and between Moscow CableCom Corp. and Mikhail Smirnov, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2005 (Commission File No. 0-1460).

10.7	Non-qualified Stock Option Agreement dated as of August 15, 2005, by and between Moscow CableCom Corp. and Mikhail Smirnov incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 16, 2005 (Commission File No. 0-1460).

10.8	Letter Agreement with Andrew M. O’Shea, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2004 (Commission File No. 0-1460).

10.9	Employment Agreement dated as of July 7, 2005, by and between Moscow CableCom Corp. and Andrew M. O’Shea, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2005 (Commission File No. 0-1460).

10.10	Employment Agreement dated as of April 1, 2005, by and between Moscow CableCom Corp. and Vitaly Spassky, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2005 (Commission File No. 0-1460).

10.11	Employment Agreement dated as of January 13, 2005 by and between Moscow CableCom Corp. and Warren Mobley, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 0-1460).

10.12	Severance Agreement dated as of August 13, 2005, by and between Moscow CableCom Corp. and Warren Mobley, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 16, 2005 (Commission File No. 0-1460).

10.13	Employment Agreement dated as of January 13, 2005 by and between Moscow CableCom Corp. and Donald Miller-Jones, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 0-1460).

10.14	Severance Agreement dated as of May 31, 2005, by and between Moscow CableCom Corp. and Donald Miller-Jones, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 13, 2005 (Commission File No. 0-1460).

10.15	Form of Non-Qualified Stock Option dated January 13, 2005 between Moscow CableCom Corp. and Warren Mobley and Donald Miller-Jones, incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 0-1460).

10.16	Lease Agreement between The J.M. Ney Company as Landlord and Deringer Mfg. Company as Tenant dated March 26, 2002, incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on April 5, 2002 (Commission File No. 0-1460).

10.17	Amendment #1 to Lease Agreement between Andersen Land Corp. and Deringer-Ney Inc. dated as of November 11, 2004, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2004 (Commission File No. 0-1460).

10.18	Interconnection Agreement dated as of December 30, 2004 between Moscow Telecommunications Corporation and ZAO ComCor-TV, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2005 (Commission File No. 0-1460).

10.19	Framework Agreement dated as of December 30, 2004 between Moscow Telecommunications Corporation and ZAO ComCor-TV incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 7, 2005 (Commission File No. 0-1460).

10.20	Annex A - Rules of Cooperation dated as of December 30, 2004 between Moscow Telecommunications Corporation and ZAO ComCor-TV incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 7, 2005 (Commission File No. 0-1460).

10.21	Open-End Mortgage and Security agreement dated June 18, 2003 between Sovereign Bank and Andersen Land Corp., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003 (Commission File No. 0-1460).

10.22	Series B Convertible Preferred Stock Subscription Agreement dated August 26, 2004 by and between Moscow CableCom Corp. and Columbus Nova Investments VIII Ltd., incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2004 (Commission File No. 0-1460).

10.23	Amendment No. 1 to the Series B Convertible Preferred Stock Subscription Agreement dated as of December 31, 2004 by and between Moscow CableCom Corp. and Columbus Nova Investments VIII Ltd., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 18, 2004 (Commission File No. 0-1460).

10.24	Warrant Agreement dated as of January 13, 2005 by and between Moscow CableCom Corp. and Columbus Nova Investments VIII Ltd., incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 0-1460).

10.25	Amendment No. 1 to Warrant Agreement dated January 13, 2005 by and between Moscow CableCom Corp. and Columbus Nova Investments VIII, Ltd. dated January 11, 2006, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 12, 2006 (Commission File No. 0-1460).

10.26	Registration Rights Agreement dated made and entered into as of January 13, 2005 by and between Moscow CableCom Corp. and Columbus Nova Investments VIII Ltd., incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 0-1460).

10.27	$28 Million Facility Agreement dated August 26, 2004 by and between Moscow CableCom Corp. and ZAO ComCor-TV and Columbus Nova DF Ltd. (successor to Amatola Enterprises Limited), incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on August 31, 2004 (Commission File No. 0-1460).

10.28	Amendment No. 1 to $28 Million Facility Agreement dated August 26, 2004 by and between Moscow CableCom Corp. and ZAO ComCor-TV and Columbus Nova DF Ltd. (successor to Amatola Enterprises Limited) dated January 13, 2005, incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 8-K dated January 13, 2005 (Commission File No. 0-1460).

10.29	Amendment No. 2 to $28 Million Facility Agreement dated August 26, 2004 by and between Moscow CableCom Corp. and ZAO ComCor-TV and Columbus Nova DF Ltd. dated January 11, 2006, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 12, 2006 (Commission File No. 0-1460).

10.30	$4,000,000 Working Capital Bridge Facility Agreement dated August 26, 2004 by and between Moscow CableCom Corp. and ZAO ComCor-TV and Amatola Enterprises (predecessor to Columbus Nova DF Ltd.), incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 31, 2004 (Commission File No. 0-1460).

10.31	Stock Subscription Agreement between Andersen Group, Inc. and Moskovskaya Telecommunikatsionnaya Corporatsiya, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 29, 2003 (Commission File No. 0-1460).

10.32	Letter Agreement between Andersen Group, Inc. and Moskovskaya Telecommunikatsionnaya Corporatsiya dated February 23, 2004, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 1, 2004 (Commission File No. 0-1460).

10.33	Amendment to the Stock Subscription Agreement between Andersen Group, Inc. and Moskovskaya Telecommunikatsionnaya Corporatsiya made and entered into as of August 26, 2004, incorporated by reference to Annex E to the Registrant’s Definitive Proxy Statement for Special Meeting of Stockholders held on December 15, 2004, filed December 3, 2004 (Commission File No. 0-1460).

10.34	Form of Registration Rights Agreement among Andersen Group, Inc. and Moskovskaya Telecommunikatsionnaya Corporatsiya and made and entered into as of February 23, 2004, incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement for Special Meeting of Stockholders held on October 27, 2003, filed October 14, 2003 (Commission File No. 0-1460).

14	Code of Ethics for the Chief Executive Officer, Chief Financial Officer and all Accounting and Financial Personnel, incorporated by reference to Exhibit 14 to the Registrant’s Transition Report on Form 10-K for the ten months ended December 31, 2004, filed on March 31, 2005.

21	Subsidiaries of the Registrant. *

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certificate of Chief Executive Officer.*

31.2	Certificate of Chief Financial Officer.*

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 25, 2006.

MOSCOW CABLECOM CORP.	MOSCOW CABLECOM CORP.
Registrant	Registrant

/s/ Mikhail A. Smirnov	/s/ Andrew M. O’Shea
Mikhail A. Smirnov	Andrew M. O’Shea
Principal Executive Officer	Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Andrew Intrater Andrew Intrater	Chairman and Director	April 25, 2006

/s/ Mikhail A. Smirnov Mikhail A. Smirnov	President, Chief Executive Officer and Director	April 25, 2006

/s/ Oliver R. Grace, Jr. Oliver R. Grace, Jr.	Director	April 25, 2006

/s/ Jay M. Haft Jay M. Haft	Director	April 25, 2006

/s/ Ivan Y. Isakov Ivan Y. Isakov	Director	April 25, 2006

/s/ Valentin V. Lazutkin Valentin V. Lazutkin	Director	April 25, 2006

/s/ James J. Pinto James J. Pinto	Director	April 25, 2006

/s/ Vladimir A. Serdyuk Vladimir A. Serdyuk	Director	April 25, 2006

/s/ David R. Van Valkenburg David R. Van Valkenburg	Director	April 25, 2006

/s/ Alexander R. Vladislavlev Alexander R. Vladislavlev	Director	April 25, 2006

/s/ Andrew M. O’Shea Andrew M. O’Shea	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 25, 2006

CONSOLIDATED FINANCIAL STATEMENTS

Moscow CableCom Corp.

Consolidated Balance Sheets as of December 31, 2005 and 2004.	40

Consolidated Statements of Operations for year ended December 31, 2005, the ten-month transition period ended December 31, 2004 and the fiscal year ended February 29, 2004.	41

Consolidated Statements of Changes in Stockholders’ Equity for year ended December 31, 2005, the ten-month transition period ended December 31, 2004 and the fiscal year ended February 29, 2004.	42

Consolidated Statements of Cash Flow for year ended December 31, 2005, the ten-month transition period ended December 31, 2004 and the fiscal year ended February 29, 2004.	43

Notes to Consolidated Financial Statements.	44

Report of Independent Registered Public Accounting Firm.	64

Schedule II – Valuation and Qualifying Accounts.	65

MOSCOW CABLECOM CORP.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$5,442	$1,817
Marketable securities (Note 5)	3,322	—
Trade receivables, less allowance for doubtful accounts of $111 and $90	252	192
Inventories, net (Note 6)	1,237	681
Taxes receivable (Note 13)	3,523	1,751
Deferred costs, current	470	407
Deferred income taxes, current (Note 13)	16	—
Prepaid expenses and other current assets	1,845	682

Total current assets	16,107	5,530
Property, plant and equipment, net (Note 7)	25,730	17,423
Construction in progress and advances (Note 8)	9,563	4,547
Prepaid pension expense (Note 18)	5,111	4,927
Intangible assets, net (Note 9)	4,850	5,456
Goodwill (Note 9)	5,115	5,115
Investment in Institute for Automated Systems (Note 10)	7,128	7,585
Deferred costs, noncurrent	712	642
Other assets	716	539

Total assets	$75,032	$51,764

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt (Note 12)	$598	$4,598
Payable to affiliate	531	1,584
Accounts payable and accrued liabilities (Note 11)	4,849	4,158
Deferred revenue, current	354	392

Total current liabilities	6,332	10,732
Note payable to shareholder (Notes 3 and 12)	20,211	—
Long-term debt, less current maturities (Note 12)	1,773	2,371
Other long-term obligations	720	832
Deferred revenue, noncurrent	380	380
Deferred income taxes (Note 13)	4,584	4,353

Total liabilities	34,000	18,668

Commitments and contingencies (See Notes 21 and 23)

Stockholders’ equity:
Series A cumulative convertible preferred stock, no par value; 800,000 shares authorized; 150,144 shares issued and outstanding; liquidation preference $18.75 per share (Note 14)	2,792	2,792
Series B convertible preferred stock, $.01 par value, 25,000,000 shares authorized 4,500,000 shares issued and outstanding (Note 15)	45	—
Common stock, $.01 par value; 40,000,000 shares authorized; 8,860,746 shares and 8,799,541 shares, respectively, issued and outstanding	89	88
Additional paid-in capital	66,243	35,246
Accumulated deficit	(27,957)	(4,850)
Treasury stock, at cost, 24,500 shares	(180)	(180)

Total stockholders’ equity	41,032	33,096

Total liabilities and stockholders’ equity	$75,032	$51,764

The accompanying notes are an integral part of these consolidated financial statements.

MOSCOW CABLECOM CORP.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31, 2005	Ten-month period ended December 31, 2004	Fiscal year ended February 29, 2004
Sales and revenues
Subscription revenue, connection fees and equipment sales	$10,373	$5,752	$—
Other	230	380	—

Total revenue	10,603	6,132	—

Cost of sales
Services from related party (Note 25)	2,454	1,310	—
Salaries and benefits	1,348	1,143	—
Depreciation and amortization	2,177	1,451	—
Other	2,510	1,279	—

Total cost of sales	8,489	5,183	—

Gross margin	2,114	949	—

Operating expenses
Salaries and benefits	6,489	2,851	670
Depreciation	441	349	238
General and administrative	5,582	3,626	2,048

Total operating expenses	12,512	6,826	2,956

Operating loss	(10,398)	(5,877)	(2,956)

Other income (expense):
Equity in losses of Institute for Automated Systems	(457)	(347)	—
Equity in losses of Moscow Broadband Communication Ltd.	—	—	(643)
Investment income and other income	1,127	677	1,629
Interest expense	(2,452)	(317)	(245)
Foreign currency transactions (loss)gain	(107)	20	—

Loss from operations before income taxes	(12,287)	(5,844)	(2,215)
Income tax benefit (Note 13)	186	168	57
Losses of subsidiaries prior to consolidation	—	525	—

Net loss	(12,101)	(5,151)	(2,158)
Preferred dividends	(225)	(190)	(282)
Beneficial conversion feature (Note 3)	(10,781)	—	—

Loss applicable to Common Stockholders	$(23,107)	$(5,341)	$(2,440)

Loss per common share:
BASIC AND DILUTED:	$(2.61)	$(0.62)	$(1.12)

The accompanying notes are an integral part of these consolidated financial statements.

MOSCOW CABLECOM CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except per share data)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
Balance February 28, 2003	$3,497	$—	$21	$6,653	$2,931	$—	$13,102

Acquisition of CCTV and Moscow Broadband	—	—	63	26,249	—	—	26,312
Payment of liabilities	—	—	—	138	—	—	138
Stock grants	—	—	—	287	—		287
Exercise of stock options	—	—	—	23	—	—	23
Net loss	—	—	—	—	(2,158)	—	(2,158)
Preferred dividends	—	—	—	—	(282)	—	(282)

Balance February 29, 2004	3,497	—	84	33,350	491	—	37,422

Redemption of Preferred Stock	(165)	—	—	—	—	—	(165)
Conversion of Preferred Stock	(540)	—	1	539	—	—	—
Stock grants	—	—	1	453	—	—	454
Shares issued to COMCOR	—	—	2	927	—	—	929
Common stock activity in deferred compensation trusts, net	—	—	—	(23)	—	(180)	(203)
Net loss	—	—	—	—	(5,151)	—	(5,151)
Preferred dividends	—	—	—	—	(190)	—	(190)

Balance December 31, 2004	2,792	—	88	35,246	(4,850)	(180)	33,096

Series B Preferred Stock and warrants issued, net of $2,980 of transaction costs	—	45	—	19,475	—	—	19,520
In-the-money stock options granted, net of forfeitures	—	—	—	516	—	—	516
Stock grants	—	—	—	215	—	—	215
Exercise of stock options	—	—	1	10	—	—	11
Beneficial conversion feature of Series B Preferred Stock	—	—	—	10,781	(10,781)	—	—
Net loss	—	—	—	—	(12,101)	—	(12,101)
Preferred dividends	—	—	—	—	(225)	—	(225)

Balance December 31, 2005	$2,792	$45	$89	$66,243	$(27,957)	$(180)	$41,032

The accompanying notes are an integral part of these consolidated financial statements.

MOSCOW CABLECOM CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2005	Ten-month period ended December 31, 2004	Fiscal year ended February 29, 2004
Cash flows from operating activities:
Net loss	$(12,101)	$(5,151)	$(2,158)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of Moscow Broadband Communication	—	—	643
Equity in losses of Institute for Automated Systems	457	347	—
Losses of subsidiary prior to consolidation	—	(525)	—
Depreciation and amortization	2,619	1,806	243
Net change in valuation accounts for receivables, inventory and construction in progress	825	163	—
Loss on disposal of fixed assets	35	—	—
Stock-based compensation	731	453	287
Deferred income taxes	215	(205)	152
Realized gains from securities and investments	(208)	(1,276)	(657)
Unrealized gains from securities and investments	(22)	1,060	(439)
Pension income	(184)	(173)	(163)
Changes in operating assets and liabilities net of changes from the acquisition of CCTV and Moscow Broadband in February 2004:
Accounts and other receivables	(81)	(118)	(19)
Inventories	(873)	126	—
Prepaid expenses and other assets	(2,649)	(997)	103
Deferred costs	(133)	(1,453)	—
Deferred revenue	(38)	772	—
Accounts payable, accrued liabilities and other obligations	24	1,682	304

Net cash used in operating activities	(11,383)	(3,489)	(1,704)

Cash flows from investing activities:
Investment in and advances to CCTV	—	—	(3,649)
Purchase of property, plant and equipment	(15,490)	(4,127)	(42)
Purchases of marketable securities	(8,417)	(452)	(1,400)
Proceeds from sales of marketable securities	5,325	3,565	1,408

Net cash used in investing activities	(18,582)	(1,014)	(3,683)

Cash flows from financing activities:
Proceeds from issuance of Series B Preferred Stock, net of $2,980 of expenses	19,520	—	—
Proceeds from loans from shareholder, net of $463 fee in 2005	18,037	4,000	—
Interest expense capitalized into principal	1,711	—	—
Principal payments on term debt	(4,598)	(570)	(542)
Proceeds from mortgage loan, net	—	—	1,966
Payment for purchase of additional IAS shares	(866)	—	—
Redemptions of preferred stock	—	(165)	—
Stock options exercised	11	—	23
Preferred dividends paid	(225)	(185)	(282)

Net cash provided by financing activities	33,590	3,080	1,165

Net increase (decrease) in cash and cash equivalents	3,625	(1,423)	(4,222)
Cash acquired in CCTV and Moscow Broadband acquisitions	—	—	1,183
Cash and cash equivalents, beginning of period	1,817	3,240	6,279

Cash and cash equivalents, end of period	$5,442	$1,817	$3,240

The accompanying notes are an integral part of these consolidated financial statements.

MOSCOW CABLECOM CORP.

Notes to Consolidated Financial Statements

(1) Nature of Business

Moscow CableCom Corp., which until February 24, 2004 was known as Andersen Group, Inc. (“the Company”), acquired ZAO ComCor-TV (“CCTV”), a Moscow, Russia-based provider of cable television, high speed data transmission and Internet access services, through the issuance of 6,470,879 shares of its Common Stock and a contribution to CCTV of $3.5 million in cash. See Note 4 for a description of the transactions.

As further discussed in Note 3, on January 13, 2005, the Company entered into an agreement to receive $51 million of debt and equity Renova Media Enterprises Ltd., formerly known as Columbus Nova Investments VIII Ltd. (“Renova Media”). The investment by Renova Media has resulted in it acquiring voting control of the Company, as a result of voting agreement with certain shareholders and approximately a 33.7% equity interest in the Company, or approximately a 59.1% equity interest on a fully-diluted basis after considering the conversion of the Series B convertible Preferred Stock (the “Series B Preferred Stock”) and the exercise of the warrants to acquire 8,283,000 additional shares of Series B Preferred Stock.

The Company is constructing a “last mile” hybrid fiber coaxial network in Moscow, and is in the business of providing cable television and Internet access services through its marketing efforts in the areas of Moscow to which it has gained access.

The Company has incurred losses in recent years and the expansion of its business activities requires a significant amount of capital to meet its cash flow requirements. The Company has received the commitment from Renova Media that it will provide the Company with sufficient capital, either debt or equity, on terms Renova Media deems satisfactory, to ensure that its operations will continue uninterrupted for a period not less than one year from the date of filing of its Form 10-K for the year ended December 31, 2005. Renova Media is controlled by Victor Vekselberg and is primarily a holding company which holds, among other investments, share of the Company’s Series B Preferred Stock and warrants. This commitment has been further supported with $5.0 million of escrowed funds from Renova US Holdings, an affiliate of Renova Media. The Company cannot give any assurance that the funding provided by Renova Media to date, or that which may be provided in the future, will be sufficient to enable us to continue the construction of the HFC Network to cover a sufficiently desirable portion of Moscow, or to otherwise position us to attract adequate subscriptions to increase recurring revenues with the goal of achieving profitability and positive cash flows.

Although the Company seeks to raise an adequate amount of funds from bank financing, a private placement of debt or equity securities or from a public offering of its securities, there can be no assurance as to its ability to be successful in these efforts. Additionally, the Company’s Board of Directors has instructed management, that if commitments of new capital (either equity financing and/or long-term debt), are not obtained by April 30, 2006, to halt further commitments of expenditures on the buildout of the network and to conduct our business activities in a manner that will enable our operations to continue uninterrupted with existing cash resources until we have secured additional financing arrangements. The Company has prepared cash flow projections under this assumption and estimates that its existing cash resources and cash flows will be sufficient to fund the Company’s activities at least through one year from the date of our filing of this Form 10-K.

(2) Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses. Significant estimates are involved in the determination of: (i) impairment of long-lived assets, (ii) revenue recognition, (iii) estimated useful lives of tangible and intangible assets, (iv) the recorded amount of deferred tax assets and liabilities, (v) the actual and market assumption utilized in determining the value of our prepaid pension expense and (vi) the allowances provided for uncollectible accounts receivable and slow moving inventory and network materials, (vii) impairment of goodwill. Actual amounts could vary significantly from such estimates.

Principles of Consolidation

In January 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from February 28/29 to December 31, effective December 31, 2004. This change was made to allow the Company to better align its financial reporting with the way it manages and operates the business.

The Company’s consolidated balance sheets include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. At February 29, 2004, the Company had consolidated the December 31, 2003 balance sheets of CCTV and ABC Moscow Broadband Communication Ltd. (“MBC”) on a two-month lag basis as a result of the differing fiscal years in effect at that time. In connection with the change in the Company’s fiscal year, the Company has aligned its fiscal year with those of CCTV and

MBC and has eliminated the two month reporting lag. The Company’s consolidated statement of operations for the ten-month transition period ended December 31, 2004 (“TP04”) includes the results of CCTV and MBC for the year ended December 31, 2004, less the effect of losses incurred by CCTV and MBC during such period prior to their acquisition on February 24, 2004. Prior to TP04 and the Company’s acquisition of CCTV, the Company’s consolidated statement of operations includes the Company’s equity interest in MBC, which, in turn, included MBC’s equity interest in the results of operations of CCTV. For such earlier periods, the Company reported such equity interest on a two-month lag basis. All significant intercompany transactions and balances have been eliminated in consolidation.

Comprehensive Income

For each of the years ended December 31,2005, TP04 and FY04, there were no difference between the reported net loss applicable to common stockholders and comprehensive loss, as it is defined in SFAS No. 130, “Reporting of Comprehensive Income”.

Cash and Cash Equivalents

Cash and cash equivalents include funds held in investments with an original maturity of three months or less.

Marketable Securities

At December 31, 2005, trading securities include investments in the common stocks of financial institutions and auction rate securities, which are highly liquid variable-rate debt securities. While the auction rate securities have maturities in excess of one year, the interest rates are reset through auctions that are typically held every 28-35 days. The securities trade at par on the auction dates and interest is paid at the end of each auction period. Due to the short interest rate reset period, the book value of the securities approximates fair value.

The Company’s equity investments are carried as trading securities at market value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Any changes in the valuation of the portfolio are reflected in the accompanying Consolidated Statements of Operations as investment income or losses.

Inventories

Inventories are recorded at cost or net realizable value using the first-in, first-out method of accounting. The Company monitors inventory values and writes down its inventories for estimated obsolescence based upon analysis of historical data, technical changes and assumptions relating to the future demand.

Taxes Receivable

Taxes receivable represents the Company’s net value added tax (“VAT”) position. VAT related to sales is payable to tax authorities upon collection of receivables from customers. Input VAT paid in connection with the company’s purchases is reclaimable against sales VAT. The tax authorities permit the settlement of VAT on a net basis. VAT related to sales and purchases which have not been settled at the balance sheet date (VAT deferred) are recognized in the balance sheet on a gross basis and disclosed separately as a current asset and a current liability. Where an allowance has been made for doubtful debts, loss is recorded for the gross amount of the debt, including VAT and the related VAT deferred liability is eliminated.

Property, Plant and Equipment

Property and equipment is stated at cost less accumulated depreciation using the straight-line method over the estimated useful lives of the respective assets. In accordance with SFAS No. 51, “Financial Reporting by Cable Television Companies”, the Company capitalizes costs associated with the construction of new cable transmission and distribution facilities and the subscriber equipment provided upon the installation of new cable services such as digital cable or high speed Internet. Capitalized construction and installation costs include materials, labor and applicable indirect costs and interest. Installation costs include (i) labor, material and overhead costs related to the initial connection (or “drop”) from the Company’s cable plant to a customer location and, (ii) the replacement of a drop. The costs of other customer-facing activities, such as reconnecting customer locations where a drop already exits, disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. The Company’s methodology for capitalization of construction and installation costs is based on a standard costing model using actual costs.

The estimated useful lives of the assets are as follows:

Building and improvements	10-30 years

Broadcasting equipment	10-15 years

Other network equipment	5 years

Other	3-5 years

When fixed assets are sold or retired, the cost and accumulated depreciation are eliminated and the resulting gains or losses are reflected in income.

Intangible Assets

In conjunction with its acquisition of CCTV and MBC, the Company has recorded intangible assets related to licenses for broadcasting and its agreements with Moscow Telecommunications Corporation (“COMCOR”) as well as goodwill on the transaction. See Note 8 for further discussion of the Company’s intangible assets.

Goodwill

Goodwill is the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations accounted for as a purchase. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company performs an impairment test of goodwill annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the business enterprise below the carrying value of its goodwill. The impairment test requires the Company to estimate the fair value of the overall business enterprise. The Company believes the market value of the Company is the best technique with which to estimate the fair value of the Company. The Company has determined that it has one reporting unit for purposes of testing goodwill.

Impairment of Long-Lived Assets

Long-lived assets such as property, plant, and equipment and acquisition-related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For assets the Company intends to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the assets. For assets the Company intends to dispose of by sale, a loss is recognized if the carrying value of the assets exceeds the estimated fair value, less costs to sell. The Company periodically evaluates the useful lives of its property, plant and equipment based on changes in technology, current business developments and other industry conditions. It is reasonably possible that these assets could become impaired as a result of these factors.

Accounting for Equity Investments.

The Company records its 43.5% investment into Institute for Automatic Systems (“IAS”) under the equity method of accounting pursuant to which the carrying value is adjusted by the Company’s share of the profit or losses of IAS. The excess of purchase price over the underlying net book value of the investee has been attributed to depreciable assets and is being depreciated over their estimated useful lives.

Pensions

The Company maintains a noncontributory defined benefit plan for its full-time employees in the United States. The pensions earned as well as the interest on the projected benefit obligations are accrued in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive the benefits, or over the estimated lives of the Plan’s participants.

Deferred Compensation

The Company has established irrevocable trusts to fund the deferred compensation of certain former executives. The assets of the trusts are owned by the Company and subject to the claims of its general creditors, and are reported on the Company’s consolidated balance sheet in accordance with the consensus in EITF 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”. Shares of the Company’s Common Stock held in these trusts are recorded at cost as Treasury Stock with realized gains or losses on such shares recorded to Additional paid-in capital. The market value of the Company’s Common Stock held within the trusts is recorded as a component of the deferred compensation obligation with corresponding adjustments to compensation expense. Income and changes in the value of the trusts’ other assets are reported within Investment Income and Other Income, with corresponding adjustments to the deferred compensation obligation and compensation expense.

Subscription Revenue, Connection Fees and Equipment Sales

Revenue is primarily derived from the sale of cable television and Internet services to subscribers. All revenues are recorded (net of VAT) only when there is persuasive evidence of an arrangement, services have been delivered, the price is fixed or determinable and collection is reasonably assured. Customer arrangements for cable television or Internet services typically include a connection fee, required equipment rental, as well as a monthly service fee. We consider the various elements of these arrangements to be part of one bundled service offering to our customers. In accordance with Statement of Financial Accounting Standards No. 51, “Financial Reporting by Cable Television Companies”, we immediately recognize connection fee revenues to the extent of direct selling costs incurred, which are immediately recognized in full. Connection revenues in excess of direct selling costs are deferred and recognized over the estimated customer relationship period. Revenues related to the rental of set-top boxes and modems are recognized ratably over the rental period. Labor and material costs related to connection fees are deferred and recognized ratably over the estimated customer relationship period. In the event we believe the customer service offering has not yet demonstrated profitability, the costs deferred at the time of connection are immediately expensed and subsequent service revenue and costs are recognized as earned. At present, we have determined that our Internet access services are profitable, but our delivery of cable television and terrestrial television services has not yet demonstrated profitability.

Investment Income and Other Income

Investment income and other income are recognized when earned and are based on changes in the fair value of marketable securities and realized gains and losses. Rental income from the lease of real estate is recognized on a straight-line basis over the term of the lease.

Stock-based Compensation Plans

The Company follows APB 25 and related Interpretations, in accounting for its stock-based compensation plans and has elected to continue to use the intrinsic value-based method to account for stock option grants. The intrinsic value of stock-based compensation issued to employees as of date of grant is recognized as such grants are vested. See Note 3. In addition, for stock options granted, the Company has adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, an amendment of SFAS 123. The following table illustrates the effects on net loss and loss per share had we elected to recognize compensation expense based upon the fair value at the grant dates for awards under the stock option plans (in thousands, except per share data):

	Year Ended December 31, 2005	Ten months Ended December 31, 2004	Year Ended February 28, 2004
Loss applicable to common shareholders:
As reported	$(23,107)	$(5,341)	$(2,440)
Add back stock based compensation expensed	516	—	—
Deduct total stock based employee compensation expense determined under fair value method	(1,765)	(81)	—

Pro forma	$(24,356)	(5,422)	$(2,440)

Income (loss) per share – basic and diluted:
As reported	$(2.61)	$(0.62)	$(1.12)
Pro forma	$(2.75)	$(0.63)	$(1.12)

The per share weighted average fair value of stock options granted during 2005 and TP04 under the 2003 Option Plan was $3.40 and $3.99, respectively, using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate between 3.36% and 4.52%, expected lives of eighteen months to five years, and expected volatility from 68% to 70%.

Income Taxes

Income taxes are determined using the asset and liability approach prescribed by SFAS No.109 “Accounting for Income Taxes”. This method gives consideration to the future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates. A valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized in the future.

Russian Taxation

Russian tax, currency and customs legislation is subject to varying interpretations and changes, which can occur frequently. Management’s interpretation of such legislation, as applied to the transactions and activity of the Company, including those between and among the Company and its consolidated subsidiaries, may be challenged by the relevant regional and federal authorities. Recent events within the Russian Federation suggest that the tax authorities may be taking a more assertive position in their interpretation of the legislation and assessments, and it is possible that transactions and activities that have not been challenged in the past may be challenged. As a result of both Company activities across various jurisdictions and the recent approach of tax authorities, significant additional taxes, penalties and interest may be assessed. Fiscal periods remain open to review by the authorities in respect of taxes for three calendar years preceding the year of review. Under certain circumstances reviews may cover longer periods. The Company received notice in December 2005 that the tax authorities, as a part of their standard process, intend to review income tax returns for CCTV for 2002, 2003 and 2004. No such review has commenced as of April 25, 2006.

The Company is subject to several claims from tax authorities for additional taxes and related fines and penalties including open matters relating to certain input VAT claimed by the Company that, if decisions were to be reached that are unfavorable to the Company the result could be a write-down of as much as $300,000 to $700,000 of the VAT recoverable recorded on the Company’s consolidated balance sheet as of December 31, 2005. As of December 31, 2005, management believes that its interpretation of the relevant legislation is appropriate and the Company’s tax, currency and customs positions will be sustained. When management believes it is probable that a position cannot be sustained, an appropriate amount will be accrued for the financial statements. In the opinion of management, the ultimate outcome of these claims is not expected to have a material adverse effect on the result of operations or financial position of the Company.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2005, TP04 and FY04 totaled $385,000 and $105,000 and $0 respectively.

Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share” basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities. See Note 15 for additional information and a reconciliation of the basic and diluted earnings per share computations.

Reporting and functional currency

The Russian Ruble is the functional currency of the Company and the U.S. Dollar is the reporting currency of the Company. Gains and losses from foreign currency transactions are included in the statement of operations.

At December 31, 2005 and 2004, the official rates of exchange, as determined by the Central Bank of the Russian Federation, was US$1 equaled 28.78 and 27.75 Russian rubles (“RR”), respectively. Exchange restrictions and currency controls exist relating to converting the RR into other currencies. The RR is not freely convertible in most countries outside of the Russian Federation.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires a compensated expense relating to all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Upon effectiveness of this statement, pro forma disclosure will no longer be an alternative.

SFAS 123R permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date of SFAS 123R (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statement based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company expects to adopt the “modified prospective” method effective January 1, 2006. Based upon the number of unvested options outstanding as of December 31, 2005, the Company expects to record compensation expense of $1,051,000 in 2006, as a result of the adoption of SFAS 123R. The actual effects could vary significantly from these estimates based upon additional share-based payments granted in the future, the actual vesting of currently outstanding stock options or we apply a different valuation method from that which we have applied in the past.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. During 2005 the Company recorded expenses totaling $450,000 relating to “in-the-money” stock options. Had the Company adopted SFAS 123R in prior periods, the impact of the accounting pronouncement would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings as discussed above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not expected to have a material impact on the Company’s reported net operating cash flows or our net financing cash flows in periods after adoption.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and waste materials are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in 2006 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Basis of presentation

Certain amounts from prior years’ financial statements have been reclassified to conform with the current year presentation.

(3) Renova Media Financing Transaction

On January 13, 2005, the Company closed a $51 million debt and equity financing package with Renova Media pursuant to which the Company received $22.5 million, before taking into account transaction costs which totaled $2,980,000, in exchange for 4,500,000 shares of newly-authorized Series B Preferred Stock and warrants to acquire 8,283,000 shares of Series B Preferred Stock at $5.00 per share within five years of closing. The terms of the Series B Preferred Stock are further described in Note 14.

In connection with the transaction with Renova Media, the Company recorded a non-cash charge and a corresponding credit to additional paid-in-capital in the amount of $10,781,000 relating to the beneficial conversion feature (“BCF”) of the Series B Preferred Stock. The recognition of the BCF charge in the statement of operations into accumulated deficit has been considered in the calculation of the loss per share for the year ended December 31, 2005, which resulted in an increase of $1.21 in the basic and diluted loss per share. The BCF charge was calculated as the difference between the proceeds from the equity portion of the Renova Media financing allocated to Series B Preferred Stock and the $6.11 per share market value of the underlying Common Stock of the Company on the commitment date, subject to the limitation that the BCF cannot exceed the fair value of the Series B Preferred as determined by the allocation of such equity proceeds.

The allocation of the equity proceeds was made based on a determination of the relative fair values of the Series B Preferred Stock and warrants. The fair value of the Series B Preferred was determined to equal the market value of the underlying Common Stock of the Company as of the commitment date, into which it is immediately convertible on a one-for-one basis. The fair value of the warrants was calculated using a Black-Scholes method which incorporated volatility for the underlying Common Stock of 57%, and a risk free rate of return for Russian investments of 6.71%.

The amount of the equity proceeds allocated to warrants when considered with their $5.00 per share exercise price, exceeded the market value of the underlying Common Stock to be received from their exercise. Accordingly, no beneficial conversion feature was recognized for warrants.

Also, as part of the Renova Media financing, CCTV received $18.5 million of proceeds from a $28.5 million five-year term loan from Renova Media which bears interest at 12.0% per annum (the “RM Term Loan”). Proceeds from the RM Term Loan were used to repay a $4 million bridge loan from Renova Media entered into in 2004 in connection with the financing and to pay $612,500 of fees associated with the RM Term Loan. The remaining proceeds from this financing are being utilized to expand CCTV’s “last-mile” hybrid fiber-coaxial network, to improve CCTV’s administrative and operating infrastructure, to allow CCTV to expand its sales and marketing activities and to meet the cash needs of both the Company and CCTV until the Company can generate sufficient cash to fund its operations. The RM Term Loan is further described in Note 11.

CCTV’s access to the final $10 million of the RM Term Loan had been conditioned on its having achieved 500,000 homes passed. At December 31, 2005, CCTV had accessed 325,954 homes with its “last mile” network. In January 2006, Renova Media agreed to waive the “homes passed” condition precedent and a $250,000 fee that would have otherwise been paid upon the drawdown of the final $10.0 million of the RM Term Loan in exchange for a nine-month extension of the exercise period of the warrants that were issued to Renova Media in connection with the financing.

As part of the transaction with Renova Media, members of the Company’s management and consultants who were appointed in January 2005 received 1,161,050 of stock options at an exercise price of $5.00 per share. In connection with negotiated termination agreements with each of these individuals, 723,595 of these options were canceled and 437,455 options were afforded accelerated vesting and a change in the option terms to allow cashless exercise. An amount of $516,000 has been reflected as compensation expense related to the variable accounting for such options.

(4) Acquisition of CCTV

In February 2004, the Company consummated agreements with COMCOR in which the Company acquired control over 100% of the outstanding stock of CCTV through: i) the contribution of cash into CCTV, of which $3.5 million was contributed in May 2003; ii) the issuance of 4,220,879 shares of its Common Stock in exchange for the shares of CCTV held by or to be acquired by COMCOR; and iii) the issuance of 2,250,000 shares of its Common Stock in exchange for 75% of MBC not previously owned by the Company.

The consideration for the acquisition of CCTV and MBC was valued at $30.7 million, which includes the cash contribution of $3.5 million in May 2003 and $27.2 million resulting from the value of shares of Common Stock issued using the market price of $4.21 per share for the Company’s Common Stock at the time the agreements were reached and announced in May 2003. The purchase price has been allocated as follows (in thousands):

Cash	$1,042
Inventories	732
Other current assets	2,086
Construction in process and advances	4,812
Fixed assets	9,588
Deferred income tax assets	154
Investment in IAS	7,054
Intangible assets and goodwill	11,177
Current liabilities	(3,183)
Deferred tax liabilities	(2,710)

$30,752

In connection with the agreements, the Company was required to make an additional $1 million investment in CCTV, which was satisfied in April 2004.

Commencing in February 2000, the Company held a 25% ownership interest in MBC, which was accounted for using the equity method of accounting, until its acquisition by the Company on February 24, 2004 as part of the acquisition of CCTV. At February 29, 2004, the Company consolidated the December 31, 2003 balance sheets of MBC and CCTV to reflect its 100% ownership of those entities, as reported on a two-month lag basis. The Company has reflected its 25% equity in MBC’s results of operations for each of 2003, 2002 and 2001 in its results of operations for each of FY04, FY03 and FY02, respectively. Since April 2000, MBC had an approximately 50% ownership interest in or 50% voting control over CCTV. Accordingly, MBC’s results of operations include a 50% equity interest in CCTV’s results using the equity method of accounting. See Note 26 for pro forma statement of operations information which presents the Company’s consolidated statement of operations for the fiscal year ended February 29, 2004 as if the acquisition of MBC and CCTV had occurred as of March 1, 2003.

At February 29, 2004, the Company was still in the process of finalizing the purchase price allocation among the identifiable intangible assets and goodwill related to the February 24, 2004 acquisition of CCTV. Accordingly, the balance of goodwill and identified intangibles associated with the 2004 CCTV acquisition were aggregated and disclosed as one line item in the balance sheet as of that date. As a result of the completion of this allocation process as of December 31, 2004, the Company has recorded intangible assets related to licenses for broadcast services and the preferential terms for the use of COMCOR’s MFON as well as goodwill on the transaction. See note 9 for a further discussion of the Company’s intangible assets and goodwill.

(5) Marketable Securities

At December 31, 2005, marketable securities with an aggregate market value of $3,322,000 had a cost basis of $3,300,000 and unrealized gains of $22,000. The Company had no marketable securities at December 31, 2004.

Net appreciation on the Company’s trading portfolio totaled $230,000, $216,000, and $1,096,000, respectively during 2005, TP04, FY04. During these years, components of these gains represented by increases/(decreases) in unrealized gains were $22,000, ($1,059,000), and $439,000.

(6) Inventories

Inventories consist of the following (in thousands):

	December 31, 2005	December 31, 2004
Installation equipment	$1,538	$819
Other	197	43
Provision of obsolescence	(498)	(181)

	$1,237	$681

(7) Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2005	December 31, 2004
Land, building and improvements	$6,410	$6,410
Network equipment	18,701	11,722
Internet equipment	2,648	1,561
Other	4,387	2,268

	32,146	21,961
Less accumulated depreciation	(6,416)	(4,538)

	$25,730	$17,423

Depreciation expense totaled $2,012,000, $1,194,000, and $239,000, respectively, for 2005, TP04, and FY04. Prior to TP04, such depreciation amounts exclude depreciation relating to assets acquired in connection with the acquisition of CCTV.

As discussed in Note 12, substantially all these assets have been pledged to secure the RM Term Loan. In addition, the Company’s real estate property secures a mortgage loan, as also discussed in Note 12.

(8) Construction in Progress and Advances

Construction in progress and advances consist of the following (in thousands):

	December 31, 2005	December 31, 2004
Advances	$1,874	$250
Construction in process	2,217	1,071
Materials and equipment	5,035	3,379
Other	968	140
Capitalized interest	249	—
Provision for obsolescence	(780)	(293)

Total	$9,563	$4,547

(9) Intangible Assets and Goodwill

SFAS No. 141, “Business Combinations”, requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment.

As a result of the allocation of the purchase price of CCTV and MBC in 2004, the Company has recorded separate intangible assets relating to licenses for broadcast and other services, its relationship with COMCOR and goodwill.

The Company’s agreement with COMCOR to provide signal delivery and other services from its fiber optic network which was effective until January 13, 2005, had been concluded at rates more favorable than current market terms. Accordingly, an intangible asset was recorded relating to the economic savings associated with this relationship. Although this agreement was not scheduled to expire until 2053, the Company believes that obsolescence, demand, competition, and other economic factors limit the usefulness of these agreements and, accordingly, the relationship will be amortized over a useful life of ten years based on the consideration of the aforementioned factors. The Company believes that subsequent revisions to these agreements which were ratified in March 2005 and which, among other things, increased certain fees to be charged by COMCOR and reduced other charges, plus provided the Company with operational and other enhancements, do not represent impairments of the value of such agreements.

CCTV’s licenses to provide television broadcast services have been determined to have a finite life of ten years based upon the expectation of obsolescence, demand, competition, and other economic factors that may possibly limit the economic useful life of the licenses. The Company expects that such licenses will be renewed in the ordinary course upon each periodic expiration, the next of which will occur in May 2010. This renewal process is not viewed by management as a factor to limit the useful life. The licenses were recorded at their fair value at the date of acquisition and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these licenses may not be recoverable.

At December 31, 2005, intangible assets were comprised as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Agreement with COMCOR	$3,490	$(698)	$2,792
Broadcasting licenses	2,572	(514)	2,058

Totals	$6,062	$(1,212)	$4,850

Amortization expense relating to intangible assets totaled $606,000 in each of the years ended December 31, 2005 and TP 2004, and $0 during FY03.

Goodwill recorded in connection with the acquisition of CCTV represents the excess of the acquisition price over the identified tangible and intangible assets of CCTV. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the balance of goodwill is not being amortized, but it is tested for impairment at least annually. The impairment test involves a comparison of the fair value of a reporting unit as defined under SFAS No. 142, with the carrying amounts of the related assets. If the aggregated carrying amount of the reporting unit’s assets exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of the assets.

(10) Investment in Institute For Automated Systems

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

In October 2004, IAS issued 650,000 shares of its common stock, or approximately 72.5% of IAS’s outstanding common stock, as settlement of a liability to an affiliate of COMCOR in the amount of $1,853,000. As a result of this transaction, the Company was temporarily diluted from a 43.5% ownership stake in IAS to approximately 12.0%. In December 2004, the Company restored its 43.5% ownership of IAS through a purchase of 282,722 shares for a purchase price of approximately $866,000 which was paid in March 2005. The purchase price paid approximated the Company’s 43.5% share of the IAS liability to an affiliate of COMCOR noted above and both transactions were part of a shareholder agreement with respect to these issues.

At December 31, 2005, the reported value of the Company’s investment in IAS of $7,128,000 is approximately $3,832,000 more than the Company’s 43.5% in the underlying shareholders’ equity reported by IAS. This difference is attributed to buildings and is being depreciated over a useful life of 30 years.

For 2005 and TP04, the Company recorded its $457,000 and $347,000, respectively, as its equity interest in IAS’s losses as an adjustment to the carrying value of this investment asset. Such equity in IAS’s losses included an adjustment for the Company’s equity interest in the fair value of depreciation expense based on the allocation of the purchase price attributable to the Company’s investment in IAS. The following presents the summarized financial condition of IAS as of December 31, 2005 and 2004, and the results of its operations for the years ended December 31, 2005, 2004 and 2003 (unaudited) (in thousands):

Balance Sheet	December 31, 2005	December 31, 2004
Current assets	$1,347	$1,251
Non-current assets	7,354	7,912

Total assets	$8,701	$9,163

Current liabilities	$691	$836
Non-current liabilities	434	—

Total liabilities	1,125	836
Shareholders’ equity	7,576	8,327

	$8,701	$9,163

Statement of Operations	December 31, 2005	December 31, 2004	December 31, 2003
Revenues	$5,851	$5,335	$5,425
Cost of revenues	(4,851)	(4,227)	(3,962)
Operating expenses	(1,729)	(1,633)	(2,272)

Loss from operations	(729)	(525)	(809)
Interest expense, net	(22)	(207)	—
Income tax expense	—	(66)	(17)

Net loss	$(751)	$(798)	$(826)

(11) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31, 2005	December 31, 2004
Advances from subscribers	$1,552	$965
Employee compensation	754	396
Accrued interest	566	56
Accrued preferred dividends	75	75
Income taxes	30	527
Accrual for IAS investment	—	866
Other	1,872	1,273

	$4,849	$4,158

As discussed in Note 9, in December 2004 the Company acquired additional shares of IAS for $866,000, which had not been paid for as of December 31, 2004. This amount was paid in 2005.

(12) Note Payable to Shareholder and Long-Term Debt

Note payable to Shareholder and Long-term debt consist of the following (in thousands):

	December 31, 2005	December 31, 2004
RM Term Loan, due January 2010, interest at 12.0%, payable quarterly, secured by substantially all company assets	$20,211	$—
Convertible subordinated debentures, due October 2007; interest at 10.5% payable semi- annually; annual principal payments through maturity, unsecured	788	1,219
Mortgage loan, due June 2010; interest at LIBOR plus 2.25%; monthly principal payments of $14	1,583	1,750
Short-term bridge loan, due at closing of Renova Media financing, interest at 12.0%	—	4,000

	22,582	6,969
Less current maturities	(598)	(4,598)

	$21,984	$2,371

The RM Term Loan is a $28.5 million loan agreement, of which $18.5 million was drawn in January 2005. Interest accrues at the annual rate of 12.0%. On a quarterly basis, the Company has the option to pay the interest or add the interest to the principal balance of the note. As of December 31, 2005, $1,711,000 of such interest had been added to the principal of the note. In February and March 2006, the Company received a total of $10.0 million of additional proceeds pursuant to this loan agreement after having received a waiver from Renova Media with respect to a provision of the loan agreement that had required that the Company have extended its HFC Network to at least 500,000 homes prior to receiving such additional funds. The loan agreement called for a 2.5% arrangement fee which was paid with respect to the $18.5 million drawdown. This fee was waived for the final $10 million of draw down. The RM Term Loan also called for a commitment fee equal to 1.25% of the unused portion of the loan facility which was paid in quarterly installments until the loan was fully drawn in March 2006.

The terms of the 2007 convertible subordinated debentures call for the annual redemption of approximately $431,000 of principal. The debentures are convertible into Common Stock of the Company at any time prior to maturity at $16.17 per share, subject to adjustment under certain conditions. At December 31, 2005, 48,732 shares of Common Stock were reserved for such conversions.

The mortgage loan is secured by a pledge of a real estate property owned by the Company’s subsidiary, Andersen Land Corp., which at December 31, 2005 has a net carrying value of $2,835,000, and an assignment of the rents. The loan calls for the interest rate to be reset at various intervals of one to nine months at the Company’s discretion, based on the prevailing LIBOR rate. The mortgage loan required Andersen Land Corp. to meet a quarterly debt service earnings covenant. Subsequent to December 31, 2005, this mortgage was refinanced as described in Note 28.

The Renova Media bridge loan was entered into in connection with the $51 million debt and equity financing package. In connection with the consummation of this overall financing package, in January 2005, the $4 million bridge loan was repaid in full from the proceeds of an $18.5 million drawdown of the $28.5 million term loan facility. The Renova Media transaction is more fully described in Note 3.

Maturities of long-term debt for each of the next five fiscal years as of December 31, 2005 are as follows (in thousands):

2006	$598
2007	524
2008	167
2009	166
2010	21,127

$22,582

(13) Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Year ended December 31,	Ten Months ended December 31,	Fiscal Year ended February 29,
	2005	2004	2004
Current Federal	$(69)	$—	$(314)
Current State	(332)	37	104
Deferred Federal	229	(6)	61
Deferred State	61	(2)	92
Deferred foreign	(75)	(197)	—

Income tax benefit	$(186)	$(168)	$(57)

The difference between the actual income tax expense (benefit) and the income tax expense (benefit) computed by applying the statutory Federal income tax rate of 34% and the Russian income tax rate of 24% to income (loss) before income taxes is attributable to the following (in thousands):

	Year ended December 31,	Ten Months ended December 31,	Fiscal Year ended February 29,
	2005	2004	2004
Income tax benefit at statutory rates	$(4,178)	$(1,751)	$(753)
Effect of foreign tax rate differences	1,562	324	—
State income taxes, net of Federal impact	(179)	23	2
Valuation allowance	1,960	1,509	707
Other	649	(273)	(13)

Income tax benefit	$(186)	$(168)	$(57)

The principal components of the net deferred tax assets (liability) as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31, 2005	December 31, 2004
Deferred tax liabilities:
Fixed asset basis differences	$(631)	$(614)
Construction in process and advances	(1)	(1)
Pension	(2,016)	(1,944)
Intangible assets	(1,363)	(1,490)
Deferred costs	(782)	(417)
Investment in IAS	(558)	(577)
Unrealized gains on marketable securities, net	(8)	—

Total deferred tax liabilities	(5,359)	(5,043)

Deferred tax assets:
Post-retirement benefits other than pensions	286	294
Accruals and provisions	445	166
Deferred revenue	382	272
Federal and State credit carry-forwards	404	404
Federal, State and foreign, net operating loss carry forwards	3,152	1,472
Valuation allowance	(3,878)	(1,918)

Total deferred tax assets	791	690

Net deferred tax liabilities	$(4,568)	$(4,353)

At December 31, 2005, the Company had $404,000 of Federal alternative minimum tax credit carry-forwards that have no expiration date. A valuation allowance of $3,878,000 has been established at December 31, 2005 against the U.S. and Russian net operating loss carry forwards, credit carry forwards and other net deferred tax assets to the extent it is more likely than not that these items will not be realized.

(14) Series A Cumulative Convertible Preferred Stock

The Company’s Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) has an annual dividend rate of $1.50 per share, which is paid quarterly. At each of December 31, 2005 and 2004, accrued dividends on the Series A Preferred Stock totaled $75,000. The Series A Preferred Stock is convertible into the Company’s Common Stock at any time at a rate of 3.055 shares of Common Stock for each share of Series A Preferred Stock, subject to certain adjustments. At December 31, 2005, 458,689 shares of Common Stock have been reserved for the possible conversion of the Series A Preferred Stock.

In April 2004, the Company called for the redemption of 35,000 shares, or approximately 18.6%, of the outstanding shares of its Series A Preferred Stock. As a result of the redemption and voluntary conversions of the Series A Preferred Stock into Common Stock in lieu of redemption, 8,761 shares of Series A Preferred Stock were redeemed and 29,016 shares of Series A Preferred Stock were converted into 88,635 shares of Common Stock. Also, during TP04, 85 shares of Series A Preferred Stock were exchanged for 259 shares of Common Stock. At December 31, 2005, 150,144 shares of Series A Preferred Stock remain outstanding.

Holders of the Series A Preferred Stock have no voting rights, except as required by applicable law and except that when among other things, accrued and unpaid dividends on the Series A Preferred Stock are equal to or exceed the equivalent of six quarterly dividends payable on the Series A Preferred Stock, such holders will be entitled to elect one director to the Company’s board of directors until the dividend arrearage has been paid or amounts have been set apart for such payment. The Series A Preferred Stock is senior to the Common Stock and Series B Preferred Stock with respect to dividends and liquidation events.

(15) Series B Convertible Preferred Stock

The Company issued 4,500,000 shares of its Series B Preferred Stock to Renova Media in connection with the $51 million debt and equity financing package which closed in January 2005. Each share of the Series B Preferred Stock has voting rights equal to 0.81833 of a vote, and is convertible into the Company’s Common Stock on a share-for-share basis. Accordingly, the Company has reserved 4,500,000 shares of its Common Stock for such conversion. The Series B Preferred Stock does not have any payment obligations except for a liquidation preference up to $5.00 per share until January 2009.

The Company also issued Renova Media a warrant to acquire 8,283,000 shares of the Series B Preferred Stock at a price of $5.00 per share. The maturity of this warrant, which originally was set for January 13, 2010, was extended in January 2006 to October 2010 in connection with certain waivers granted to the Company with respect to the Term Loan with Renova Media as further described in Note 12.

(16) (Loss) Income Per Share

The computation of basic and diluted (loss) income per share is as follows (in thousands, except per share amounts):

	Year ended December 31, 2005	Ten months ended December 31, 2004	Year ended February 29, 2004
Numerator for basic and diluted earnings per share:
(Loss) income applicable to common shareholders	$(23,107)	$(5,341)	$(2,440)

Denominator for basic earnings per share:
Weighted average shares outstanding	8,842	8,612	2,187
Effect of dilutive securities	—	—	—

Denominator for diluted earnings per share	8,842	8,612	2,187

Basic and diluted (loss) income per share	$(2.61)	$(0.62)	$(1.12)

For 2005, TP04 and FY04, the net addition of 32,921, 10,792 and 2,470 common share equivalents, respectively, from the assumed exercise of stock options using the treasury method have been excluded, because of their anti-dilutive effects.

For each of 2005, TP04 and FY04, the assumed conversion of the Series A Preferred Stock and the 10 1/2% Convertible Subordinated Debentures have been excluded because the impacts of such conversions would have been anti-dilutive. For 2005, the assumed conversion of the Series B Preferred Stock has been excluded because the impacts of such conversion would also have been anti-dilutive.

(17) Stock Option Plan and Stock Plan

The Company’s 2003 Stock Option Plan, as amended in December 2004, (the “2003 Option Plan”) provides for option grants totaling up to 1,700,000 shares to directors and key employees at exercise prices equal to at least 50% of the stock’s fair market value at date of grant. Options have a maximum term of ten years.

As of December 31, 2005, the Company had reserved 1,137,424 shares of Common Stock for the exercise of stock options including options, issued pursuant to an expired plan.

During FY04, the Company adopted the 2003 Option Plan and a stock plan (the “2003 Stock Plan”). During TP04, the 2003 Option Plan was amended to increase the number of allowable option grants from 670,000 to 1,700,000 and to allow for options grants with exercise prices not less than 50% of the stock’s fair market value at the date of grant. At December 31, 2005, 437,621 options remained available for grant.

During 2005, in conjunction with the termination of certain key employees, the Company canceled approximately 723,595 options and accelerated the vesting of 437,455 options were afforded accelerated vesting and a change in the option terms to allow cashless exercise. In accordance with APB 25, such options were accounted for as “variable” options.

Stock option activity under the Company’s plans was as follows:

Outstanding Options	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices
Balance as of February 28, 2003	68,500	$7.66	$3.81 - $13.50
Canceled	(6,000)	$4.97	$3.81 - $ 6.13
Exercised	(6,000)	$3.81	$3.81

Balance as of February 29, 2004	56,500	$8.35	$3.81 - $13.50
Issued	95,000	$6.61	$6.61
Canceled	—	—	—
Exercised	—	—	—

Balance as of December 31, 2004	151,500	$7.26	$3.81 - $13.50
Issued	1,890,974	$5.09	$5.00 - $6.11
Canceled	(766,595)	$5.26	$5.00 - $13.50
Exercised	(138,455)	$4.97	$3.81 - $5.00

Balance as of December 31, 2005	1,137,424	$5.28	$3.81 - $6.61

At December 31, 2005, the range of exercise prices and the weighted average remaining contractual life of the options was as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$6.61	95,000	$6.61	3.7 years	31,667	—
$6.11 - $6.13	13,000	$6.11	7.1 years	13,000	$6.11
$5.74	50,000	$5.74	9.5 years	50,000	$5.74
$5.16 - $5.21	669,924	$5.18	4.8 years	0	—
$5.00	302,000	$5.00	1.0 years	302,000	$5.00
$3.81	7,500	$3.81	.3 years	7,500	$3.81

	1,137,424	$5.28	3.9 years	404,167	$5.23

In addition, at December 31, 2005, there were outstanding warrants to purchase 8,283,000 shares of Series B Preferred Stock at $5.00 per share which had an original expiration date of January 2010. In January 2006, the expiration date of these warrants was extended to October 2010 in connection with the agreement to modify certain terms of the RM Term Loan as described in Note 12.

The 2003 Stock Plan provides for the grant of up to 330,000 shares of the Company’s Common Stock to employees, directors and consultants. During 2005, TP04 and FY04, pursuant to the plan, the Company issued 38,794 shares; 59,433 shares and 41,000 shares respectively. At December 31, 2005, 191,044 shares remained available for grant under the 2003 Stock Plan.

(18) Retirement Plans

The Company maintains a noncontributory defined benefit plan and a defined contribution plan, which collectively cover substantially all full-time U.S.-based employees. The defined contribution plan is funded through employee contributions and employer matching contributions. Pension expense for the Company’s defined contribution plan totaled $0, $7,000, and $5,000 in 2005, TP04 and FY04, respectively. Forfeiture funds with the defined contribution plan were used in each of these accounting periods to reduce the Company’s contributions. The defined benefit plan held 12,250 shares of the Company’s Common Stock at each of December 31, 2005 and 2004.

The following table sets forth the changes in benefit obligations, changes in fair value of plan assets, funded status and net amounts recognized for the defined benefit plan (in thousands). For the fiscal year ended February 29, 2004, such amounts are reported on a two-month lag to coincide with the December 31 fiscal year end of the plan.

	Year Ended December 31, 2005	Ten Months Ended December 31, 2004	Fiscal Year Ended February 29, 2004
Changes in Benefit Obligations
Benefit obligation at beginning of year	$14,374	$13,999	$12,926
Service cost	29	24	27
Interest cost	805	819	813
Experience loss	100	81	—
Distributions	(1,163)	(1,016)	(889)
Effect of assumption changes	—	467	1,122

Benefit obligation end of year	14,145	14,374	13,999

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	15,762	15,438	14,283
Actual return on assets	2,141	1,340	2,044
Benefits paid	(1,163)	(1,016)	(889)

Fair value of plan assets at end of year	16,740	15,762	15,438

Funded status	2,595	1,388	1,439
Unrecognized net actuarial loss	2,518	3,542	3,318
Unrecognized past service cost	(2)	(3)	(3)

Prepaid pension expense	$5,111	$4,927	$4,754

Experience losses are comprised primarily of variances in employee turnover, the amount of salary increases and the defined benefit plan’s mortality experience. The effect of assumption changes is primarily comprised of changes in the discount rate used to calculate the projected benefit obligations.

The projected benefit obligations were determined using the following assumptions:

	December 31, 2005	December 31, 2004
Discount rate	5.75%	5.75%
Future compensation growth rate	5.00%	5.00%
Long-term rate of return on plan assets	7.50%	7.50%

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

Net pension (income) expense for the Company’s funded defined benefit plan in 2005, TP04 and FY04 includes the following components (in thousands):

	Year Ended December 31, 2005	Ten Months Ended December 31, 2004	Year Ended February 29, 2004
Service cost of benefits accrued	$29	$27	$27
Interest cost on projected benefit obligations	805	813	813
Expected return on plan assets	(1,147)	(1,108)	(1,108)
Amortization of net actuarial loss	129	106	106

Pension income	$(184)	$(162)	$(162)

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

The following table presents the target allocation for 2005 and the asset allocation for the defined benefit plan as of December 31, 2005, and December 31, 2004 and February 29, 2004, by asset category:

		Actual Allocation of Plan Assets
Asset Category	Target Allocation	December 31, 2005	December 31, 2004	February 29, 2004
Equity securities	35-50%	50%	54%	51%
Income securities	50-65%	50%	46%	49%

		100%	100%	100%

The Company has not made any contributions to the defined benefit plan since the plan was acquired in FY91 as part of the acquisition of JM Ney, and it expects that it will not be required to make any contributions during 2006.

As of December 31, 2005, the estimated future benefit payments for the next ten years are as follows (in thousands): 2006 - $978; 2007 - $968; 2008 - $981; 2009 - $973; 2010 - $956 and 2011 - 2015 - $4,673.

(19) Business Segments

The Company operates in one reportable segment, which includes its terrestrial television, cable television and Internet access operating company.

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

The carrying values of long-term debt issued by Renova Media and banks approximate fair value based on interest rate and repayment terms, and the extent to which the individual debts are collateralized.

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

(22) Severance Costs

Salaries and benefits expenses for the year ended December 31, 2005 include approximately $869,000 of severance benefits which is comprised of $232,000 of severance costs for the planned termination of U.S.-based employees in connection with the transition of certain administrative activities to Moscow, Russia, and $637,000 of severance costs relating to the termination of executives and consultants appointed in connection with the Renova Media financing transaction and other executives terminated in connection with the third quarter appointment of new executive management. Such expenses exclude the expenses recorded in connection with the accelerated vesting of in-the-money stock options discussed in Note 3.

(23) Commitments and Contingencies

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

Purchase Commitments

Purchase commitments for network design and construction, including equipment for subscriber equipment and other materials totaled approximately $4,553,000 as of December 31, 2005. Commitments for the lease of space, all of which expire within one year, total $519,000.

Content Providers

Due to undefined procedures regulating the legal relationships between cable TV operators, the Company is contingently liable for amounts that may be due from organizations which operate collective copyright agreements with respect to copyright programs transmitted through the Company’s HFC Network.

Licenses

The Company has licenses for construction engineering and construction services which were issued in August and September 2003 and expire in 2008. The Company similarly expects these licenses will be renewed upon their expiration due to the absence of defined procedures regulating cable TV operators, the Company has not made a provision for the possible payment to organizations which operate collective copyright agreements with respect to certain copyright programs transmitted through its HFC Network.

Russian Taxation and Legislation

Russian tax, currency and customs legislation is subject to varying interpretations, and changes, which can occur frequently. Management’s interpretation of such legislation as applied to transactions and activity conducted by the Company, including those between and among the Company and it consolidated subsidiaries, may be challenged by the relevant regional and federal authorities. In particular, recent developments in the Russian environment suggest that the Russian authorities are becoming more active in seeking to enforce interpretations of the tax legislation, which may be different to their previous interpretations or practices. Fiscal periods remain open to review by the authorities for three calendar years preceding the year of review (one year in the case of customs). Significant additional taxes, penalties and interest may be assessed on taxpayers in the Russian Federation as a result of such reviews. Under certain circumstances reviews may cover longer periods.

Russian tax authorities have recently begun to increase control over companies regarding their ability to recover VAT paid to suppliers in excess of VAT received from customers for companies which have debt within their capital structures. CCTV has received both favorable and unfavorable rulings from tax courts in Russia. CCTV is currently defending our interpretations of tax regulations which if CCTV is not successful, may result in a write-down of a portion of the value of the VAT recoverable recorded as of December 31, 2005. Accordingly, in the event that CCTV’s appeals are not successful, certain portions of VAT recoverable that have been recorded and future payments of VAT to suppliers may not be fully recoverable through the offset of VAT received by CCTV from its customers as has been customary. At this time, the Company believes that its position will prevail and that it will be able to recover the tax receivable recorded as of December 31, 2005 and any future VAT paid. Accordingly, no provision for nonrecoverability has been made in the accompanying consolidated financial statements as of December 31, 2005. However, because of a certain degree of unpredictability in the overall process, there can be no assurances that the expected recoverability of this VAT asset will actually occur and accordingly, at December 31, 2005, there is a possibility for a write-down of as much as $300,000 to $700,000 of the value of this asset in a future period.

As of December 31, 2005, management believes that its interpretation of the relevant legislation is appropriate and CCTV’s tax, currency and customs positions will be sustained.

(24) Supplemental Disclosure of Cash Flow Information

The information below supplements the cash flow data presented in the Company’s Consolidated Statements of Cash Flows (in thousands):

	Year ended December 31, 2005	Ten Months ended December 31, 2004	Year ended February 29, 2004
Cash paid (received) for:
Interest	$372	$325	$262
Income taxes, net	$(11)	$100	$(229)

Amounts paid for interest excludes $1,711,000 of interest charges that have been rolled into the principal of the RM Term Loan.

During 2005, the Company issued 19,681 shares of its Common Stock to a former executive in settlement of the “cashless” exercise of stock options to acquire 135,455 shares of the Company’s Common Stock.

As discussed in Note 14, during TP04, the Company issued a total of 88,894 shares of its Common Stock in exchange for 29,101 shares of its Series A Preferred Stock.

(25) Related Party Transactions

At December 31, 2005 and 2004, the Company had recorded liabilities to COMCOR totaling $531,000 and $1,584,000, respectively relating to unpaid fees which were incurred for lease of secondary nodes and signal delivery and data network services. During the years ended December 31, 2005 and 2004, CCTV recorded $2,454,000 and $1,310,000, respectively of costs associated with services provided by COMCOR. At December 31, 2004, COMCOR owned approximately 31.6% of the Company’s voting equity securities.

CCTV leases office space from IAS for which it paid a total of $582,000 and $510,000, respectively during the years ended December 31, 2005 and 2004.

(26) Quarterly Financial Data (unaudited)

All amounts are presented in thousands, except for per share data.

2005 Quarterly Financial Data	March 31	June 30	September 30	December 31
Revenue	$2,231	$2,401	$2,411	$3,560
Cost of sales	1,488	1,624	2,128	3,249

Gross profit	743	777	283	311
Operating expenses	2,432	2,989	3,440	3,651

Operating loss	(1,689)	(2,212)	(3,157)	(3,340)
Equity in losses of IAS	(57)	(86)	(160)	(154)
Investment income and other income	249	342	282	254
Interest expense	(579)	(654)	(665)	(554)
Foreign currency translation gain (loss)	(3)	(72)	6	(38)

Loss before income taxes	(2,079)	(2,682)	(3,694)	(3,832)
Income tax benefit (expense)	32	374	63	(283)

Net loss	(2,047)	(2,308)	(3,631)	(4,115)
Preferred dividends	(56)	(57)	(56)	(56)
Beneficial conversion feature	(10,781)	—	—	—

Net loss applicable to common shareholders	$(12,884)	$(2,365)	$(3,687)	$(4,171)

Net loss per share – basic and diluted	$(1.46)	$(0.27)	$(0.42)	$(0.47)
Average number of shares outstanding	8,812	8,834	8,850	8,861

TP2004 Quarterly Financial Data	May 31	August 31	November 30	December 31
Revenue	$1,378	$1,404	$1,470	$1,880
Cost of sales	1,150	1,329	1,278	1,426

Gross profit	228	75	192	454
Operating expenses	1,694	2,062	1,488	1,582

Operating loss	(1,466)	(1,987)	(1,296)	(1,128)
Equity in losses of IAS	(132)	(39)	(23)	(153)
Investment income and other income	332	194	73	78
Interest expense	(60)	(61)	(76)	(120)
Foreign currency translation gain (loss)	(7)	52	(17)	(8)

Loss before income taxes	(1,333)	(1,841)	(1,339)	(1,331)
Income tax benefit (expense)	67	113	12	(24)
Losses prior to consolidation	525	—	—	—

Net loss applicable to common shareholders	(741)	(1,728)	(1,327)	(1,355)
Preferred dividends	(59)	(56)	(57)	(18)

Net loss	$(800)	$(1,784)	$(1,384)	$(1,373)

Net loss per share – basic and diluted	$(0.09)	$(0.21)	$(0.16)	$(0.15)
Average number of shares outstanding	8,448	8,545	8,761	8,798

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

FY04 Quarterly Financial Data	May 31	August 31	November 30	February 29
Investment income and other income	$610	$335	$473	$211
Net loss before equity in losses of unconsolidated subsidiary and income taxes	(332)	(313)	(250)	(677)
Equity in losses of unconsolidated subsidiary	(174)	(147)	(167)	(155)
Net loss from continuing operations	(413)	(657)	(385)	(703)
Net loss	(484)	(727)	(456)	(773)

Earnings (loss) per common share-basic and diluted:	$(0.23)	$(0.35)	$(0.22)	$(0.32)
Average number of shares outstanding	2,100	2,100	2,100	2,448

(27) Pro forma Financial Information (unaudited)

The following table presents the Company’s pro forma consolidated statement of operations for the Company’s year ended February 29, 2004 as if the Company had acquired CCTV and MBC as of March 1, 2003 (in thousands):

FY04
Sales and revenues:
Subscription fees	$2,626
Connection fees, equipment sales and other income	1,020

Total revenue	3,646
Gross margin	(114)
Operating (loss)	(6,223)
Net loss	(5,152)
Preferred dividends	(282)
Loss per Common Share - Basic and Diluted:	$(0.63)

Weighted average shares outstanding - basic and diluted	8,604

Pro forma adjustments comprise reduced depreciation based upon the recording of the fair value of the tangible assets acquired, the elimination of amortization of licenses, and additional equity in the losses of IAS.

(28) Comparative Financial Information (unaudited)

As a result of the Company having changed it fiscal year end from February 28/29 to December 31, effective December 31, 2004, the following unaudited comparative consolidated statements of operations information for the year ended December 31, 2004 and the ten month ended December 31, 2003, are being presented to form a basis for the comparison with the audited information for comparable year and ten month periods.

	Years ended December 31,		Ten month periods ended December 31,
	2005	2004	2004	2003
		(unaudited)		(unaudited)
Sales and revenues
Subscription revenue, connection fees and equipment sales	$10,373	$5,752	$5,752	$—
Other	230	380	380	—

Total revenue	10,603	6,132	6,132	—

Cost of sales
Services from related party	2,454	1,310	1,310	—
Salaries and benefits	1,348	1,143	1,143	—
Depreciation and amortization	2,177	1,451	1,451	—
Other	2,510	1,279	1,279	—

Total cost of sales	8,489	5,183	5,183	—

Gross margin	2,114	949	949	—

Operating expenses
Salaries and benefits	6,489	3,049	2,851	472
Depreciation	441	389	349	198
General and administrative	5,582	4,146	3,626	1,647

Total operating expenses	12,512	7,584	6,826	2,317

Loss from operations before income taxes	(10,398)	(6,635)	(5,877)	(2,317)
Equity in losses of Institute for Automated Systems	(457)	(347)	(347)	—
Equity in losses of Moscow Broadband Communication Ltd.	—	—	—	(531)
Investment income and other income	1,127	906	677	1,399
Interest expense	(2,452)	(357)	(317)	(204)
Foreign currency transactions gain	(107)	20	20	—

Loss before income taxes	(12,287)	(6,413)	(5,844)	(1,653)
Income tax benefit	186	220	168	57
Add back of losses of CCTV prior to consolidation	—	525	525	—

Net (loss)	(12,101)	(5,668)	(5,151)	(1,596)
Preferred dividends	(225)	(237)	(190)	(235)
Beneficial conversion feature	(10,781)	—	—	—

Loss applicable to common shareholders	$(23,107)	$(5,905)	$(5,341)	$(1,831)

Income (loss) per common share:
BASIC AND DILUTED:	$(2.61)	$(0.79)	$(0.62)	$(0.87)

(29) Subsequent Events

In February and March 2006, CCTV received a total of $10.0 million of proceeds from the RM Term Loan as a result of an agreement reached with Renova Media as described in Note 3.

In March 2006, the Company refinanced the loan secured by real estate and increased the principal balance to $2,800,000. The interest rate on the new loan was fixed at 6.54%. The new loan calls for monthly payments of $11,667 of principal plus interest until the loan’s maturity in March 2013 and eliminated the debt service covenants contained in the predecessor agreement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Moscow CableCom Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Moscow CableCom Corp. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the year ended December 31, 2005, the ten month period ended December 31, 2004 and the year ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ ZAO PricewaterhouseCoopers Audit

Moscow, Russian Federation

April 25, 2006

MOSCOW CABLECOM CORP.

Schedule II - Valuation and Qualifying Accounts

(Amounts in thousands)

	Additions
Description	Balance at beginning of year	Charged (credit) to costs and expenses	Charged to other accounts		Deductions	Balance at end of year
Year Ended December 31, 2005
Allowance for doubtful accounts	$90	$21	—		—	$111
Inventory valuation reserve	181	317	—		—	498
Construction in process valuation reserve	293	487	—		—	780
Deferred income tax valuation allowance	1,918	1,960	—		—	3,878

Transition Period Ended December 31, 2004
Allowance for doubtful accounts	$40	$50	—		—	$90
Inventory valuation reserve	195	(14)	—		—	181
Construction in process valuation reserve	166	127	—		—	293
Deferred income tax valuation allowance	409	1,509	—		—	1,918

Fiscal Year Ended February 29, 2004
Allowance for doubtful accounts	$25	$15				$40
Inventory valuation reserve	—	—	195	(b)	—	195
Construction in process valuation reserve	—	—	166	(b)	—	166
Deferred income tax valuation allowance	1,181	707	772	(a)	(1,479)	409

(a)	Represents elimination due to consolidation of investment in MBC due to its acquisition.
(b)	Acquired in connection with acquisition of CCTV.

EXHIBIT INDEX

Exhibit No.	Description	Page
21.	Subsidiaries of the Registrant	67

23.1	Consent of ZAO PricewaterhouseCoopers Audit	68

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	69

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	70

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	71