Form 10-Q
period 2006-03-31
MOSCOW CABLECOM CORP
filed 2006-06-16
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).   Yes ☐   No ☒

The number of shares of the Registrant’s $.01 par value common stock outstanding at May 26, 2006 was 11,349,130 and the number of shares of the Registrant’s $.01 par value Series B Convertible Preferred Stock outstanding was 4,500,000.

MOSCOW CABLECOM CORP.
FORM 10-Q

Part I.  Financial Information
Item 1.  Financial Statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Balance Sheets
 (in thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 8,678	$ 5,442
Marketable securities	1,561	3,322
Trade receivables, less allowance for doubtful accounts of $123 and $111	253	252
Inventories, net	1,793	1,237
Taxes receivable	4,365	3,523
Deferred costs	534	470
Deferred income taxes	40	16
Prepaid expenses and other current assets	3,354	1,845

Total current assets	20,578	16,107
Property, plant and equipment, net (Note 3)	33,072	25,730
Construction in progress and advances	10,110	9,563
Prepaid pension expense (Note 9)	5,190	5,111
Intangible assets, net (Note 4)	4,825	4,850
Goodwill (Note 4)	5,232	5,115
Investment in Institute for Automated Systems (Note 6)	7,183	7,128
Deferred costs	888	712
Other assets	2,608	716

Total assets	$ 89,686	$ 75,032
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$ 571	$ 598
Payable to affiliate	418	531
Accounts payable and accrued liabilities	6,707	4,849
Deferred revenue	192	354

Total current liabilities	7,888	6,332
Note payable to shareholder	30,822	20,211
Long-term debt, less current maturities	3,017	1,773
Other long-term obligations	799	720
Deferred revenue	571	380
Deferred income taxes	4,603	4,584

Total liabilities	47,700	34,000
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Series A cumulative convertible preferred stock, no par value; 800,000 shares authorized; 150,144 shares issued and outstanding; liquidation preference $18.75 per share	2,792	2,792
Series B convertible preferred stock, $.01 par value, 25,000,000 shares authorized 4,500,000 shares issued and outstanding	45	45
Common stock, $.01 par value; 40,000,000 shares authorized; 8,905,746 Shares and 8,860,746 shares, respectively, issued and outstanding	89	89
Additional paid-in capital	68,511	66,243
Accumulated deficit	(30,340)	(27,957)
Treasury stock, at cost, 24,500 shares	(180)	(180)
Accumulated other comprehensive income	1,069	-

Total stockholders’ equity	41,986	41,032

Total liabilities and stockholders’ equity	$ 89,686	$ 75,032

The accompanying notes are an integral part of these consolidated condensed financial statements.

MOSCOW CABLECOM CORP.

Consolidated Condensed Statement of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005

Sales and revenues
Subscription fees, connection fees and equipment sales	$4,053	$2,189
Other	56	42

Total revenue	4,109	2,231

Cost of sales
Services from related party	938	371
Salaries and benefits	752	275
Depreciation and amortization	785	414
Other	383	428

Total cost of sales	2,858	1,488

Gross margin	1,251	743

Operating expenses
Salaries and benefits	2,441	1,303
Depreciation	231	100
General and administrative	1,713	1,029

Total operating expenses	4,385	2,432

Loss from operations	(3,134)	(1,689)

Equity in losses of Institute for Automated Systems	(131)	(57)
Investment income and other income	125	249
Interest expense	(609)	(579)
Foreign currency transaction gain (loss)	1,357	(3)

Loss before income taxes	(2,392)	(2,079)
Income tax benefit	65	32

Net loss	(2,327)	(2,047)
Preferred dividends	(56)	(56)
Beneficial conversion feature	-	(10,781)

Net loss applicable to common shares	$(2,383)	$(12,884)

Earnings per common share:
Basic and diluted (Note 7)	$(0.27)	$(1.46)
The accompanying notes are an integral part of these consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statement of Stockholders’ Equity and Comprehensive Loss
(In thousands)
(unaudited

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance December 31, 2005	$2,792	$45	$89	$66,243	$(27,957)	$(180)	$ -	$41,032
Net loss	-	-	-	-	(2,327)	-	-	(2,327)
Currency translation gain	-	-	-	-	-	-	1,069	1,069
Comprehensive loss								(1,258)

Stock grant expense	-	-	-	221	-	-	-	221
Stock options expense	-	-	-	294	-	-	-	294
Exercise of stock options	-	-	-	29	-	-	-	29
Extension of warrant	-	-	-	1,724	-	-	-	1,724
Preferred dividends	-	-	-	-	(56)	-	-	(56)

Balance March 31, 2006	$2,792	$45	$89	$68,511	$(30,340)	$(180)	$ 1,069	$41,986

The accompanying notes are an integral part of these consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005

Cash flows from operating activities:
Net loss	$(2,327)	$(2,047)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in losses of Institute for Automated Systems	131	57
Depreciation and amortization	1,016	514
Net change in valuation accounts for receivables, inventory and construction in progress	(258)	3
Stock-based compensation	515	175
Deferred income taxes	(43)	(42)
Pension income	(79)	(46)
Net (losses) gains from marketable securities	1	(5)
Changes in operating assets and liabilities:
Accounts and other receivables	(13)	(24)
Inventories	(262)	165
Prepaid expenses and other assets	(2,519)	(899)
Deferred costs	(208)	(741)
Deferred revenue	7	(218)
Accounts payable, accrued liabilities and other long-term obligations	2,218	(349)

Net cash used in operating activities	(1,821)	(3,457)

Cash flows from investing activities:
Purchases of property and equipment	(7,913)	(1,853)
Purchases of marketable securities	(300)	(4,040)
Proceeds from sales of marketable securities	2,060	41

Net cash used in investing activities	(6,153)	(5,852)

Cash flows from financing activities:
Proceeds from issuance of Series B Preferred Stock, net of expenses paid	-	20,152
Proceeds from term debt, net of fee paid	11,244	18,037
Principal payments on term debt	(27)	(4,042)
Stock options exercised	29	11
Preferred dividends paid	(56)	(56)

Net cash provided by financing activities	11,190	34,102

Effect of exchange rate changes on cash and cash equivalents	20	-

Net increase cash and cash equivalents	3,236	24,793
Cash and cash equivalents - beginning of period	5,442	1,817

Cash and cash equivalents - end of period	$8,678	$26,610
The accompanying notes are an integral part of these consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Notes to Consolidated Condensed Financial Statements (unaudited)

(1)

General

Moscow CableCom Corp. (“the Company”) is constructing a “last mile” hybrid fiber coaxial network in Moscow, and is in the business of providing cable television and Internet access services through its marketing efforts in the areas of Moscow to which it has gained access.  The Company operates in one reportable segment, which includes ZAO ComCor-TV (“CCTV”), its terrestrial television, cable television and Internet access operating company in Moscow.

The Company has incurred losses in recent years and the expansion of its business activities requires a significant amount of capital to meet its cash flow requirements. As discussed in Note 12, in May 2006, the Company received $20.2 million of new equity capital through the private placement of units comprised of one share of its common stock and one-half warrant to purchase common stock. Prior to this transaction, the Company had relied on a commitment from its largest shareholder, Renova Media Enterprises Ltd (“Renova Media”), pursuant to which it would have provided the Company with sufficient capital, either debt or equity, on terms Renova Media deemed satisfactory, to ensure that the Company’s operations would have continued uninterrupted for a period not less than one year from the date of the filing of its Form 10-K for the year ended December 31, 2005. This commitment was further supported with a guarantee and with $5.0 million of escrowed funds from Renova US Holdings, an affiliate of Renova Media. Also as discussed in Note 12, the Company has entered into agreements to cancel the Renova Media commitment, the Renova US Holdings guarantee of the commitment, and the escrow arrangement that supported this guarantee.

The Company’s Board of Directors has similarly removed the operating restrictions that had been imposed on management that restricted their ability to enter into new commitments for new construction after April 30, 2006 and controlled its business activities to cause the Company to operate in a manner that would have enabled it to live within then-existing cash resources. This limitation had also temporarily restricted the Company in proceeding with certain sales and marketing initiatives, and this restriction has similarly been removed as a result of the receipt of the funds from the private placement.

Although the Company believes that the funds received from the May 2006 private placement will greatly assist it in its further expansion plans, it cannot give any assurance that the funding provided by this private placement, or that which may be obtained in the future, will be sufficient to enable it to continue the expansion of the HFC Network to cover all of the additional sections of Moscow which it has targeted, or to otherwise enable it to achieve profitability and positive cash flows. In the absence of any new funding that the Company may receive in the future, the Company’s Board of Directors has directed management to operate within existing cash resources and to develop a scaled-down operating plan for possible implementation in the third fiscal quarter of 2006.  Accordingly, management believes that its existing cash resources are sufficient to enable it to continue in business for a period of not less than 12 months.

(2)

Accounting Policies

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Moscow CableCom Corp. (the “Company”) and related notes as contained in the Annual Report on Form 10-K for the year ended December 31, 2005.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the interim period.  The condensed consolidated statements of operations for the interim periods are not necessarily indicative of the results for a full fiscal year.

Accounting for Stock Options

On January 1, 2006, the Company adopted Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

SFAS No. 123R eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognize such fair value of share-based payments as expenses in the consolidated statement of operations. Since the Company adopted SFAS No. 123R using the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R (See Note 8).  For awards granted pre-SFAS No.123R adoption that vest on a cliff basis the Company recognizes compensation cost on a straight line basis.  For awards granted pre-SFAS No.123R adoption that vest on a graded basis the Company recognizes compensation cost on a straight line basis over the requisite service period of the last separately vesting portion of each award.

Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that vested during the period and is expected to be exercised. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the three months ended March 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair values. As stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to be vested, the Company has considered the level of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of March 31, 2006, the Company has estimated that there will be no forfeitures based on an analysis which considered, among other factors, the limited distribution of unvested options at that date.  In the pro forma information required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Functional and reporting currency

The U.S. dollar is the functional currency and reporting currency of the Company.  Prior to January 1, 2006, the U.S. dollar, as opposed to the Russian ruble, was used as the functional currency of CCTV and Institute for Automated Systems (“IAS”) an equity investee.  The Company changed its functional currency with regard to this Russian operating subsidiary and IAS to the Russian ruble, as of January 1, 2006.  The impact of utilizing the U.S. dollar as the functional currency did not have a material effect on the financial statements of prior periods.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1, 2006. The adoption of this Standard did not have a material effect on the Company’s consolidated financial statements.

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”).  This pronouncement applies to all voluntary changes in accounting principle and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase (such as FAS No.123R, stock-based payments) as of the effective date of SFAS No. 154.

(3)

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Land, building and improvements	$ 6,416	$ 6,410
Network equipment	25,077	19,261
Internet equipment	3,617	2,617
Subscriber equipment	3,305	2,155
Other	2,167	1,703
	40,582	32,146
Less accumulated depreciation	(7,510)	(6,416)
	$ 33,072	$ 25,730

(4)

Intangible Assets and Goodwill

The Company’s agreement with Moscow Telecommunications Corp. (“COMCOR”), pursuant to which COMCOR provides signal delivery and other services from its fiber optic network to CCTV, were concluded at rates more favorable to the Company than current market terms.  Accordingly, the Company has recorded an intangible asset related to the economic savings associated with this relationship.  Although this agreement as further amended in March 2005 does not expire until 2055, the Company believes that obsolescence, demand, competition, and other economic factors may limit the usefulness of the these agreements and, accordingly, the relationship is being amortized over a useful life of 10 years based on the consideration of the aforementioned factors.

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

For each of the three month periods ended March 31, 2006 and 2005, the Company recorded $151,000 in amortization related to the agreement with COMCOR and broadcast license assets.

At March 31, 2006, intangible assets were comprised as follows (in thousands):

	Gross value	Accumulated amortization	Translation adjustment	Net value
Agreement with COMCOR	$3,490	$ (786)	$ 63	$2,767
Broadcasting licenses	2,572	(578)	64	2,058
Totals	$6,062	$(1,364)	$ 127	$4,825

Goodwill recorded in connection with the acquisition of CCTV represents the excess of the acquisition price over the currently estimated fair value of the identified tangible and intangible assets of CCTV.  In accordance with SFAS 142, goodwill is not being amortized and will be tested for impairment at least annually.  The impairment test involves a comparison of the fair value of its reporting unit as defined under SFAS 142, with carrying amounts.  The Company has one reporting unit and considers its fair value to be the quoted market capitalization of the Company.  If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired.  The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of the assets.

(5)

Note Payable to Shareholder and Long-Term Debt

Note payable to Shareholder and Long-term debt consist of the following (in thousands):

	March 31, 2006	December 31, 2005
RM Term Loan, due January 2010, interest at 12.0%	$ 30,822	$ 20,211
Convertible subordinated debentures interest at 10.5%, due October 2007	788	788
Mortgage loan, due March 2013; interest at 6.54%	2,800	-
Mortgage loan, due June 2010; interest at LIBOR plus 2.25%	-	1,583
	34,410	22,582
Less current maturities	(571)	(598)
	$ 33,839	$ 21,984

During the three months ended March 31, 2006, the Company received the final $10 million available under the terms of the $28.5 million Renova Media Term Loan. Such advances were made pursuant to an agreement under which the Company agreed to extend the exercise period of warrants to acquire 8,283,000 shares of Series B Preferred Stock from January 13, 2010 until October 13, 2010 in exchange for a waiver of a condition precedent that had required the Company to have passed 500,000 homes with its HFC Network in Moscow and a waiver of a $250,000 fee that would have otherwise been paid upon the drawdown of the remaining $10 million.  The $1,724,000 of fair value of this warrant extension was recorded as an increase to additional paid-in capital and as a deferred debt issuance cost which is being amortized over the life of the loans extended pursuant to this agreement.

In March 2006, the Company also refinanced a mortgage loan secured by real estate property in Connecticut, pursuant to which the maturity of the loan was extended until March 2013, the interest rate was fixed at 6.54% and the monthly principal payments were reduced to $11,666.

(6)

Investment in Institute For Automated Systems

IAS is a telecommunications company that operates a data communications network in Russia.  As a result of the acquisitions of CCTV and MBC in February 2004, the Company had a 43.5% equity interest in IAS.  For the three months ended March 31, 2006, the Company recorded $131,000 as its 43.5% equity in IAS’s losses which totalled $226,000 for the quarter.  The Company’s equity in IAS’s losses also includes an adjustment relating to depreciation of the fair market vale of the allocated portion of the purchase price attributable to IAS’s buildings.

The Company’s investment in IAS is recorded at $7,183,000 as compared to 43.5% of IAS’s shareholders’ equity which is $3,197,000.  The difference is due to the valuation of IAS as part of the process to allocate the purchase price for the acquisition of CCTV and MBC in 2004.  Such difference is primarily attributable to the fair value of real estate owned by IAS and is being depreciated over a useful life of 30 years.

The following presents the summarized financial condition of IAS as of March 31, 2006 and December 31, 2005, and the results of its operations for the three month periods ended March 31, 2006 and 2005 (in thousands):

Balance Sheet	March 31, 2006	December 31, 2005
Current assets	$2,007	$1,347
Non-current assets	7,194	7,354

Total assets	$9,201	$8,701

Current liabilities	$1,396	$ 691
Non-current liabilities	455	434

Total liabilities	1,851	1,125

Shareholders’ equity	7,350	7,576
	$9,201	$8,701

	Three months ended March 31,
Statement of Operations	2006	2005
Revenues	$1,756	$1,340
Cost of revenues	(1,490)	(1,093)
Operating expenses	(480)	(370)

Loss from operations	(214)	(123)
Foreign currency transaction income (loss)	2	(2)
Interest expense	(14)	-
Income tax expense	-	(6)

Net loss	$ (226)	$ (131)

(7)

Loss Per Share

Loss per share is computed based on the weighted average number shares of Common Stock and equivalent shares outstanding.  Diluted earnings per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive.  For the three months periods ended March 31, 2006 and 2005, the assumed conversion of the Company’s convertible securities, including the Series B Preferred Stock, had antidilutive effects on the Company’s earnings per share.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2006	2005
Numerator for basic and diluted loss per share:
Net loss, as reported	$ (2,257)	$ (2,047)
Preferred dividends	(56)	(56)
Beneficial conversion feature	-	(10,781)

Numerator for basic and diluted loss per share	$(2,313)	$(12,884)

Denominator for basic loss per share:
Weighted average number of shares outstanding during the period	8,891	8,812
Effect of dilutive securities	-	-

Denominator for diluted loss per share	8,891	8,812

Basic and diluted loss per share	$ (0.26)	$ (1.46)

(8)

Stock Based Compensation Plans

The Company’s 2003 Stock Option Plan, as amended in December 2004, (the “2003 Option Plan”) provides for option grants totaling up to 1,700,000 shares to directors and key employees at exercise prices equal to at least 50% of the stock’s fair market value at date of grant. Options have a maximum term of ten years. As of March 31, 2006, the Company had reserved 1,129,924 shares of Common Stock for the exercise of stock options including 3,000 options issued pursuant to an expired plan. At March 31, 2006, 437,621 options remained available for grant.

Effective January 1, 2006, the Company adopted the provisions of SFAS No.123R requiring that compensation cost relating to share-based payment transactions be recognized in the financial Statement of Operations. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

There was $294,000 of compensation costs related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) in the three months ended March 31, 2006. There were no components of these costs which were required to be capitalized into our construction. This expense equates to an additional expense of $0.03 per share, basic and diluted. The adoption of SFAS No. 123R did not have any impact on the Company’s cash flow, as the Company did not recognize any associated future income tax benefit in the three months ended March 31, 2006.

The Company has net operating losses for U.S. income tax reporting purposes and does not have a basis to assume that it will have taxable income in the U.S. for the foreseeable future. Accordingly, in accordance with SFAS No. 123R, an excess tax benefit (windfall) resulting from the exercise of the awards through March 31, 2006, and a related credit to Additional Paid-in Capital of approximately $723,000 was not recorded in the Company’s books. The Company will recognize the windfall upon realization.

At March 31, 2006, there were 302,000 stock options outstanding for which the Company has provided for a “cashless” exercise through the immediate repurchase of shares issuable upon exercise to satisfy the aggregate exercise price of the options. Based upon the market price for the common stock of $7.63 per share at March 31, 2006, the assumed exercise of these options on a cashless basis would have resulted in the issuance of a net of 104,097 shares of common stock. There are no other buyback requirements or provisions in these options or the other outstanding stock options at March 31, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from long-term traded options on the Company’s Common Stock.  Such model uses historical data to estimate option exercise and employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R.

Three Months Ended March 31, 2006
Expected volatility	65.3% - 70.4%
Expected annual dividend yield	0%
Risk free rate of return	3.35% - 4.52%
Expected option term (years)	1.5 - 5.0

The weighted average grant-date fair value of equity options granted during the three months ended March 31, 2006 was $3.80 per share.

Under APB No. 25 compensation cost recognized for our non-qualified stock options awarded in the three months ended March 31, 2005 was limited to the recognition of the cost relating to the options granted with an exercise price that was lower than the market value of the underlying stock at the grant date. The following table sets forth pro forma information for the three months ended March 31, 2005 as if compensation cost had been determined consistent with the requirements of SFAS No. 123R:

(in thousands, except per share amounts)
Net loss as reported	$(2,047)
Add back: Stock based compensation expensed	24
Deduct: Total stock-based employee compensation determined under fair value method for fixed stock option plans, net of related tax effects	(372)

Pro forma net loss	$(2,395)
Earnings per share of common stock:
Basic and diluted- as reported	$(1.46)

Basic and diluted – pro forma	$(1.50)

The following table summarizes information about stock option activity for the three months ended March 31, 2006:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,137,424	$5.28
Granted	7,500	3.81
Exercised	(7,500)	3.81
Expired unexercised	(7,500)	3.81
Outstanding at March 31, 2006	1,129,924	$5.29

Exercisable at March 31, 2006	446,333	$5.35

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2006 was $30,000. During the three months ended March 31, 2006, the amount of cash received from the exercise of stock options was $29,000 with no associated tax benefits realized.

The following table summarizes information about nonvested stock option awards as of March 31, 2006 and changes for the three months ended March 31, 2006:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	733,257	$3.11
Granted	-	-
Vested	49,666	$3.17
Forfeited	-	-

Non-vested at March 31, 2006	683,591	$3.11

At March 31, 2006, there was $1,645,000 of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of 2.75 years.

(9)

Retirement Plans

The Company maintains a non-contributory defined benefit plan and a defined contribution plan which collectively cover substantially all U.S.-based full-time employees.  The defined contribution plan is funded through employees’ contributions and employer’s matching contributions.  Pension expense for the Company’s defined contribution plan totaled $0 for the three month period ended March 31, 2006 and March 31, 2005, respectively, due to the use of forfeitures of previous Company contributions to meet current Company matching funding requirements.

The projected benefit obligations were determined using the following assumptions:

	2006	2005
Discount rate	5.75%	5.75%
Future compensation growth rate	5.00%	5.00%
Long-term rate of return on plan assets	7.50%	7.50%

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

	Three Months Ended March 31,
(in thousands)	2006	2005
Components of periodic benefit cost:
Service cost of benefits accrued	$ 5	$ 7
Interest cost on projected benefit obligations	201	201
Expected return on plan assets	(304)	(286)
Amortization of unrecognized actuarial losses	19	32

Net periodic benefit gain	$ (79)	$ (46)

The Company has never made any contributions to the defined benefit plan, and it expects that it will not be required to make any contributions during 2006.

(10)

    Related Party Transactions

The Company receives signal delivery services, data network services and traffic services from COMCOR.  During the three-month periods ended March 31, 2006 and 2005, charges for such services totaled $938,000 and $371,000, respectively.  At March 31, 2006, the Company was indebted to COMCOR in the amount of $418,000.

CCTV leases office space from IAS for which it paid a total of $168,000 for the three months ended March 31, 2006.

(11)

    Commitments and Contingencies

Purchase Commitments

At March 31, 2006, CCTV had issued commitments totaling $4,008,000 in connection with technology upgrades, the build out of its “last-mile” access network in Moscow, the purchase of subscriber equipment and other operating requirements.

Content Providers

Due to undefined procedures regulating the legal relationships between cable TV operators, the Company is contingently liable for amounts that may be due from organizations which operate collective copyright agreements with respect to copyright programs transmitted through the Company’s HFC Network.

Licenses

The Company has licenses for construction engineering and construction services which were issued in August and September 2003 and expire in 2008.  The Company similarly expects these licenses will be renewed upon their expiration. Due to the absence of defined procedures regulating cable TV operators, the Company has not made a provision for the possible payment to organizations which operate collective copyright agreements with respect to certain copyright programs transmitted through its HFC Network.

Russian Taxation and Legislation

Russian tax, currency and customs legislation is subject to varying interpretations, and changes, which can occur frequently.  Management’s interpretation of such legislation as applied to transactions and activity conducted by the Company, including those between and among the Company and its consolidated subsidiaries, may be challenged by the relevant regional and federal authorities and could result in assessments not provided for in the consolidated financial statements.  In particular, recent developments in the Russian environment suggest that the Russian authorities are becoming more active in seeking to enforce interpretations of the tax legislation, which may be different from their previous interpretations or practices.  Fiscal periods remain open to review by the authorities for three calendar years preceding the year of review (one year in the case of customs).  Significant additional taxes, penalties and interest may be assessed on taxpayers in the Russian Federation as a result of such reviews.  Under certain circumstances reviews may cover longer periods.

Russian tax authorities have recently begun to increase control over companies regarding their ability to recover VAT paid to suppliers in excess of VAT received from customers for companies which have debt within their capital structures.  CCTV has received both favorable and unfavorable rulings from tax courts in Russia. CCTV is currently defending our interpretations of tax regulations which if CCTV is not successful, may result in a write-down of a portion of the value of the VAT recoverable recorded as of December 31, 2005.  Accordingly, in the event that CCTV’s appeals are not successful, certain portions of VAT recoverable that have been recorded and future payments of VAT to suppliers may not be fully recoverable through the offset of VAT received by CCTV from its customers as has been customary.  At this time, the Company believes that its position will prevail and that it will be able to recover the tax receivable recorded as of December 31, 2005 and any future VAT paid. Accordingly, no provision for nonrecoverability has been made in the accompanying consolidated financial statements as of March 31, 2006.  However, because of a certain degree of unpredictability in the overall process, there can be no assurances that the expected recoverability of this VAT asset will actually occur and accordingly, at March 31, 2006, there is a possibility for a write-down of as much as $300,000 to $700,000 of the value of this asset in a future period.

As of March 31, 2006, management believes that its interpretation of the relevant legislation is appropriate and CCTV’s tax, currency and customs positions will be sustained.

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

(12)

Subsequent Events

Renova Media Commitment

Subsequent to March 31, 2006, the Company received a commitment from Renova Media pursuant to which Renova Media agreed to provide sufficient capital to enable the Company to continue its operations for a period of at least one year from the date the Company filed its Annual Report on Form 10-K for the year ended December 31, 2005, which report was filed on April 28, 2006.  This commitment was further guaranteed by Renova U.S. Holdings (“RUSH”), an affiliate of Renova Media.  RUSH’s guarantee was supported by $5 million of escrowed funds which had been placed in a non-interest bearing account, and for which the Company is accruing a fee based upon the amount of the escrowed funds and the Federal Funds Rate in the U.S.  Following the receipt of the proceeds from a private placement of Company securities in May 2006, the Company has entered into agreements to cancel the Renova Media commitment, the RUSH guarantee and escrow agreement that supported this guarantee.

Private Placement of Common Stock and Warrant Units

In May 2006, the Company received $20,174,000 of proceeds from the sale of 2,438,684 units of the Company’s securities at an issue price of $8.2725 per unit.  Each unit consists of one share of the Company’s Common Stock and one-half warrant.  Each whole warrant entitles the holder to purchase one share of the Company’s Common Stock for $9.852 per share at anytime through May 5, 2008.  Renova Media purchased 1,208,824 units, officers and directors of the Company, or entities controlled by them purchased a total of 608,860 units, while the remaining 621,000 units were purchased by unaffiliated investors.

Shareholder Transaction

In June 2006, Renova Media Enterprises Ltd. announced that they had reached an agreement to acquire a controlling ownership position in COMCOR. As of the date of the announcement, Renova Media and COMCOR own approximately 35.9% and 26.6%, respectively, of the Company’s outstanding voting equity shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We are a company that delivers cable television, high speed data transmission and Internet services to our customers in Moscow, Russia.  Our Moscow operations are in an early stage of growth and we are currently expanding our network and increasing the customer base for our services.

During the three months ended March 31, 2006, we used the remaining proceeds from a $51 million debt and equity financing arrangement with Renova Media which closed in January 2005.  Such proceeds used in the first quarter include the final $10 million of additional borrowings available pursuant to the debt portion of this financing arrangement. These proceeds were used to expand our HFC Network, support our ambitious sales and marketing efforts, and support the administrative cost of a growing organization.

In May 2006, we raised $20,174,000 from the private placement of our equity securities. We believe that the proceeds from this private placement provide us with sufficient capital to enable us to manage our business activities uninterrupted without the need for the commitments and guarantees of such commitments received from Renova Media and its affiliates that had been entered into during April 2006 to address our concerns about our ability to continue to fund our operating activities for at least one year. Accordingly, we have entered into agreements to cancel the Renova Media commitment, the guarantee of such commitment by Renova US Holdings, and the escrow arrangement that supported this guarantee.

Our Board of Directors has similarly removed the operating restrictions that had been imposed on management that restricted our ability to enter into new commitments for new construction and controlled our business activities to cause us to operate in a manner that would have enabled us to live within then-existing cash resources. These operating restrictions had also temporarily restricted us in proceeding with certain sales and marketing initiatives in the second quarter of 2006.

Although we believe that the funds received from the May 2006 private placement will greatly assist us in our further expansion plans, we cannot give any assurance that the funding provided by this private placement, or that which may be obtained in the future, will be sufficient to enable us to continue the construction of the HFC Network to cover all the additional sections of Moscow which we have targeted, or to otherwise position us to achieve profitability and positive cash flows.

In the absence of any new funding that we may receive in the future, the Company’s Board of Directors has directed management to operate within existing cash resources and to develop a scaled-down operating plan for possible implementation in the third fiscal quarter. Accordingly, we believe that our existing cash resources are sufficient to enable us to continue in business for a period of not less than 12 months.

Changes in Critical Accounting Policies

With the implementation of SFAS No. 123(R) effective January 1, 2006, stock based compensation changes our financial statements as detailed in Note 8 to the financial statements. The fair value of stock options is determined using the Black-Scholes valuation model. Determining the amount of expense for stock-based compensation, as well as the associated impact to the balance sheets and statement of cash flows, requires the use of estimates. The most significant factors of that expense that require estimates or projections include the expected volatility, and expected life of employee stock options.

 The expected volatility of options is determined based upon an analysis of historical volatility using a rolling 12 month period for reference. The expected lives of options are determined based upon our historical share option exercise experience using options exercised during the last three years.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 VS. THREE MONTHS ENDED MARCH 31, 2005

For the three months ended March 31, 2006, the Company reported net loss applicable to common shareholders of $2,383,000, or $0.27 per share, as compared to a loss applicable to common shareholders of $12,884,000 or $1.46 per share for the three months ended March 31, 2005.  The per share results are not comparable because the calculations of the prior year’s, first quarter loss per share includes the recognition of non-cash beneficial conversion feature charges to accumulated deficit totaling $10,781,000 relating to securities issued to Renova Media which added $1.22 per share to our per share loss for that period.

The per share results for each of the three month periods ended March 31, 2006 and 2005 do not reflect the inclusion in the Company’s outstanding equity securities of the Series B Preferred Stock issued to Renova Media in January 2005.  The inclusion of such shares, which have a limited liquidation preference for four years, in the per share loss calculations are considered to be anti-dilutive because their inclusion would have the effect of lowering our reported loss per share.  Had such shares been included in the per share calculations, our pro forma loss per share for the three months ended March 31, 2006 and 2005 would have been $0.18 and $0.73, respectively, instead of $0.27 and $1.46 per share as reported.

Subscription revenue, connection fees and equipment sales

For the three months ended March 31, 2006, we recorded total revenues of $4,109,000 from which we recognized a gross margin of $1,251,000, or 30.4% of revenues.  In the first quarter of 2005, the Company recorded total revenues of $2,231,000, from which it recognized a gross margin of $743,000, or 33.3% of revenues.  Components of revenue and gross margin are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005	Change
Television services	$1,003	$ 544	84.4%
Internet access services	2,777	1,549	79.3%
Connection fees and equipment sales	273	96	184.4%
	4,053	2,189	85.2%
Other revenue	56	42	33.3%

Total revenue	4,109	2,231	84.2%
Cost of sales	2,858	1,488	92.1%

Gross margin	$1,251	$ 743	68.4%

Television and Internet service revenues increased as a result of the continued expansion of our HFC Network and further progress in gaining subscribers and improving market penetration, as noted in the following table:

	March 31,	December 31,	March 31,	Year-to-date	One-year
	2006	2005	2005	Change	Change

Homes Passed	398,895	325,954	203,244	22.4%	96.3%
Active Subscribers
Terrestrial television	96,914	85,994	67,714	12.7%	43.1%
Cable television	22,256	15,618	6,821	42.5%	226.3%
Internet	46,444	34,600	19,127	34.2%	142.8%

Penetration levels
Terrestrial television	24.3%	26.4%	33.3%
Cable television	5.6%	4.8%	3.4%
Internet	11.6%	10.6%	9.4%

During the three month period ended March 31, 2006, aggressive marketing efforts and the continued expansion of our HFC Network have led to increases in subscribers and increases in market penetration levels for our cable television and Internet access services.  This growth in the number of subscribers has been the primary factor in the revenue increases noted.  During the quarter we had a net increase of 6,638 cable television customers and 11,844 Internet customers.  During the first quarter of 2005 the number of active cable television customers had declined by 447 due to a suspension of our marketing efforts pending the receipt of subscriber equipment supporting the new digital platform that was installed in the third quarter of 2005. Such marketing efforts resumed late in the second quarter of 2005 upon the receipt of this subscriber equipment.  The first quarter 2006 Internet subscriber growth of 11,844 subscribers was nearly 3.9 times as many new Internet subscribers as the 3,064 net new active customers for these services which were gained during the first quarter of 2005.

We maintained our average monthly revenue per active subscriber (“ARPU”) for terrestrial services at approximately $1.50 for the first quarter of 2006.  ARPU for cable television services was $10.61 for the first quarter of 2006 as compared to $11.74 for the comparable period in 2005, ARPU from Internet access services was $23.14 for the three months ended March 31, 2006 as compared to $29.78 for the three months ended March 31, 2005.  This decrease in the cable television ARPU is due to the effects of the discounts offered in bundling these services with Internet, although we have noted an increase in the proportion of cable television revenues being derived from subscriptions to NTV Plus content, which generally has higher monthly tariff rates.  ARPU for Internet services reflects the continuation of pricing pressures noted in the prior year, and was lower than the $24.13 per subscriber APRU noted for the fourth quarter of 2005.

Connection fees and equipment sales

For the three months ended March 31, 2006, we recorded revenue of $273,000 from connection fees and installation revenue as compared to the $96,000 of revenues recorded during the three months ended March 31, 2005.  The increase in revenue relates to a significant increase in the number of new subscribers for our cable television and Internet access services, which has resulted from the expansion of our HFC Network and aggressive sales and marketing initiatives. During the first quarter of 2005, sales of our cable television services had stopped, as we were waiting for the installation of our digital platform and the set-top boxes compatible with this more advance technology

Other revenue

For the three months ended March 31, 2006, we recorded $56,000 of other revenue which represents an increase of 33.3% from the $42,000 of other revenue recorded in the prior year.

Cost of sales

Cost of sales for the three months ended March 31, 2006 totaled $2,858,000 or 69.6% of total revenue to produce gross margin of $1,251,000.  During the prior year’s first quarter, cost of sales totaled $1,488,000, or 66.7% of revenue to produce $743,000 of gross margin.  Payments for use of secondary nodes increased by approximately 31% as a result of an increase in the number of secondary nodes leased and increased monthly charges for such nodes which took effect in March 2005.  At March 31, 2006, we were leasing 352 secondary nodes from COMCOR as compared to 253 nodes as of March 31, 2005. Deprecation and amortization expense increased by 89.5% as a result of the expansion of our HFC Network and other infrastructure additions during the past year.  Compensation expense increased by 173.5% due to increase in personnel for installation and to manage Internet growth.  We are deferring certain installation and equipment costs and amortizing them over the estimated lives of the customers  for Internet access services.

Operating expenses

Operating expenses totaled $4,385,000 during the three months ended March 31, 2006, which is a 80.3% increase from the $2,432,000 of such expenses reported for the three months ended March 31, 2005.  The increased costs of approximately $1,830,000 are due to increased compensation expense, including $249,000 relating to stock options, and also to an increase of $144,000 in advertising and marketing costs and the remaining increase relates to administrative costs to support the needs of our growing business.

Equity in losses of IAS

For the three months ended March 31, 2006, we recorded a $131,000 expense as our 43.5% equity in the losses of IAS as compared to $57,000 of such equity in IAS’s losses for the three months ended March 31, 2005.  IAS’s losses for the quarter ended March 31, 2006 were higher than the losses we reported in the prior year primarily due to the depreciation of the fair value recorded in connection with the 2004 acquisition of CCTV.

Investment income and other income

For the three months ended March 31, 2006, investment income and other income totaled $125,000 as compared to $249,000 in the comparable period in the prior fiscal year.  The decline in such income is primary due to the lower levels of available funds to invest on a short-term basis.  In the prior year’s first quarter, we received investment income from the investment in liquid marketable income securities of the proceeds of the Renova Media equity and debt financing that were not immediately required to be employed in the expansion of our business activities.

Interest expense

Interest expense totaled $609,000 for the three months ended March 31, 2006 which is a $30,000 increase from the $579,000 of interest expense recorded in the comparable period of the prior fiscal year.  Interest expense on the RME Term Loan, which was slightly offset by lower outstanding balances on the Company’s 10.5% Subordinated Debentures, accounted for the increase.  Actual interest costs increased by $192,000 as the reported expense for the three months ended March 31, 2006 and 2005, excludes $197,000 and $35,000 respectively, of interest on the RME Term Loan which has been capitalized into construction in process.  The Company has the option of rolling interest on the RME Term Loan into the principal balance, or paying the interest quarterly.  To date, we have rolled the interest into the principal at each quarterly payment date.

Foreign currency transaction gain (loss)

During the three months ended March 31, 2006, we recorded a functional currency transaction gain of $1,357,000, as compared to a loss of $3,000 for the comparable period in 2005. The Russian Ruble is the functional currency of our primary operating subsidiary in Russia, which has our dollar denominated long-term borrowings recorded in Rubles. As a result of the strengthening of the Ruble against the U.S. Dollar during the three months ended March 31, 2006, the Company recognized a gain.

Income tax benefit

Income tax expense has been accrued based upon the estimated effective tax rates for the fiscal year, after considering valuation allowances related to our ability to realize such tax benefits and based upon an evaluation of deferred income tax liabilities relating to changes in the recorded values of certain non-current assets, including but not limited to, the amortization of intangible assets.   Accordingly, we recorded income tax benefit of $135,000, or 5.6% of the net loss before taxes for the three months ended March 31, 2006, as compared to an income tax benefit of $32,000, or 1.5% of the net loss before taxes for the three months ended March 31, 2005.

Beneficial conversion feature of securities issued

In 2005, we recorded a beneficial conversion feature charge relating to Series B Preferred Stock, which are convertible into our Common Stock on a share-for-share basis, and which were issued for a price of $5.00 per share when the market value of our Common Stock was $6.11.  This non-cash charge was reflected as a credit to additional paid-in-capital.

Preferred dividends

Dividends on our Series A Preferred Stock totaled $56,000 for each of the three months ended March 31, 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, our consolidated cash position was $8,678,000, as compared to cash of $5,442,000 as of December 31, 2005.  During the quarter ended March 31, 2006, we used $1,821,000 in our operating activities, which is comprised of a use of cash of $1,044,000 in net losses as adjusted for non-cash items, and $777,000 of cash used by changes in operating assets and liabilities.  The net loss adjusted for non-cash items compares to a loss adjusted for non-cash items of $3,457,000 for the comparable period in the prior year.  Increases in accounts payable and accrued liabilities, including amounts advanced from customers and accrued compensation, helped reduce the use of cash during the quarter for operating activities.

During the quarter ended March 31, 2006, we utilized $6,153,000 in our investing activities, primarily for capital expenditures to improve technology and expand our HFC Network. This use of cash was partially offset by the liquidation of variable rate auction securities to provide funds for our operating needs.

Financing activities provided $11,190,000 during the three months ended March 31, 2006, of which $10,000,000 relates to proceeds from drawdowns on the Renova Media debt financing and $1,244,000 was received from the refinancing of a mortgage loan. Principal debt payments on the original mortgage and dividend payments on our Series A Preferred Stock used a total of $83,000.

We have incurred operating losses and we expect that such losses will continue through 2006 and possibly beyond.  Our current marketing efforts involve significant subsidies of the installation costs, including subscriber equipment for new customers.  These costs have the effect of increasing both recognized and deferred expenses that generally exceed the revenues to be received by the subscribers for several months, or entirely.  Accordingly, we are dependent upon subscriber retention to ensure that the aggregate growth in subscriber revenues exceeds these incremental costs as well as other incremental operating costs.

We have used cash to fund our operating losses and the construction of our HFC Network since inception and we remain dependent upon external financing to continue these activities. In the first quarter of 2006, we continued the expansion of our HFC Network and have also continued to invest in the growth of our subscriber base, which require funds to pay for both current and deferred installation and equipment costs, and thus, contribute to a continuing requirement for funds.

In May 2006, we received $20,174,000 of proceeds from the sale of 2,438,684 units of the Company’s securities at an issue price of $8.2725 per unit.  Each unit consists of one share of the Company’s Common Stock and one-half warrant.  Each whole warrant entitles the holder to purchase on share the Company’s Common Stock for $9.852 per share at anytime through May 5, 2008.  Renova Media purchased 1,208,824 units, officers and directors of the Company, or entities controlled by them purchased a total of 608,860 units, while the remaining 621,000 units were purchased by unaffiliated investors.

We believe that the proceeds from this private placement provide us with sufficient capital to enable us to manage our business activities uninterrupted without the need for the commitments and guarantees of such commitments received from Renova Media and its affiliates that had been entered into during April 2006. Accordingly, we have entered into agreements to cancel the commitment from Renova Media, the guarantee of such commitment by Renova US Holdings, and the escrow arrangement that supported this guarantee.

Our Board of Directors has similarly removed the operating restrictions that had been imposed on management that restricted our ability to enter into new commitments for new construction and controlled our business activities to cause us to operate in a manner that would have enabled us to live within then-existing cash resources. This situation had temporarily restricted us in proceeding with certain sales and marketing initiatives.

Although we believe that the funds received from this private placement will greatly assist us in our further expansion plans, we cannot give any assurance that the funding provided by this private placement, or that which may be obtained in the future, will be sufficient to enable us to continue the expansion of the HFC Network to cover all of the additional sections of Moscow which we have targeted, or to otherwise position us to achieve profitability and positive cash flows.

In the absence of any new funding that we may receive in the future, the Company’s Board of Directors has directed management to operate within existing cash resources and to develop a scaled-down operating plan for possible implementation in the third fiscal quarter. Accordingly, we believe that our existing cash resources are sufficient to enable us to continue in business for a period of not less than 12 months.

OFF BALANCE SHEET ARRANGEMENTS

The Company is also party to certain operating leases which will require $765,000 of payments to be made during the remainder of 2006.

The following is a summary of capital expenditures for the three month periods ended March 31, 2006 and 2005 (in thousands):

	Three Months ended March 31,
	2006	2005
Line extensions (network costs associated with entering new service areas)	$7,118	$1,435
Scalable infrastructure (primarily internet equipment)	343	285
Other administrative	452	133
	$7,913	$1,853

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates and from factors that impact equity investments in Russia, as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

FOREIGN INVESTMENT RISK

Since the Company’s wholly-owned subsidiary, CCTV, operates in Russia, the Company is subject to the economic and political risks associated with operating in Russia.  In addition, fluctuations in the value of the Russian ruble may affect the reporting of the Company’s results of operation and financial condition in terms of U.S. dollars.  CCTV’s current pricing strategies involve monthly tariffs that are closely tied to the value of the U.S. dollar but which are still invoiced and paid in Russian rubles.  This could result in fluctuations in revenues that are not met equally or proportionally with changes in the Company’s expenses.  Furthermore, certain significant components of CCTV’s financial statements are U.S.-dollar based, including, but not limited to, notes payable to shareholder, interest expense and certain of its customer equipment and construction costs. Accordingly, the Company is exposed to the economic risks associated with an entity which conducts its business in more than one currency, and the financial reporting risks that accompany the judgments involved in determining the functional currency and the potential impacts that such determinations may have on the Company’s consolidated financial statements. The Company has not entered into any derivative instruments to hedge its foreign currency exchange risks.

Operating CCTV also involves the risk of CCTV’s ability to increase its revenues through the addition of subscribers for its cable television, high-speed data transmission and Internet services. The subscriber growth is largely dependent upon CCTV’s ability to build-out its HFC Network from the MFON which it leases from COMCOR, which is largely dependent upon it receiving a sufficient amount of capital to pay for the equipment and construction costs, and also through increasing penetration

INTEREST RATE RISK

The Company’s debt obligations are comprised entirely of fixed rate obligations.  Accordingly, the Company bears no interest rate risk.

Item 4.  Controls and Procedures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of March 31, 2006 we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) of the Exchange Act. As part of such evaluation, management considered the matters discussed below and in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, (the “Annual Report”) relating to internal control over financial reporting. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006 due to the material weaknesses in internal control over financial reporting described in Item 9A of the Annual Report.

Changes in Internal Control Over Financial Reporting

The following is a description of the two material weaknesses in the Company’s internal control over financial reporting as of March 31, 2006, and developments implemented and remediation measures taken during the preparation of our March 31, 2006 financial statements:

Notwithstanding the material weaknesses described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

As of March 31, 2006, the Company did not maintain effective controls over its anti-fraud programs.  Specifically, the Company did not (i) prepare a formalized assessment of fraud risk or implement certain corporate governance policies that had been approved by our Board of Directors (including an Employee Complaint procedure, a policy on Securities Trading by Employees, Officers and Directors, and the Code of Ethics for our Chief Executive Officer, Chief Financial Officer and All Accounting and Financial Personnel), (ii) implement a Code of Business Conduct for all employees and (iii) monitor compliance with the Company’s anti-fraud programs and controls.  This control weakness could result in more than a remote likelihood that a misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected.  Accordingly, management has concluded that this control deficiency constitutes a material weakness.

To address this material weakness, the Company has begun to implement remediation plans.  The documentation of the communication of the Code of Ethics for our Chief Executive Officer, Chief Financial Officer and all Accounting and Finance Personnel has been completed and we expect to complete the documentation of the communication of an Employee Complaint Procedure in the second fiscal quarter.  In addition, a Code of Business Conduct for all employees has been reviewed by outside counsel and will be presented to the Board of Directors for approval.  Furthermore, during 2006, we intend to prepare a formalized assessment of the risk of fraud within the Company, and based upon the assessment developed, we will design and implement specific internal control testing measures to ensure our overall policies and procedures with respect to fraud detection and prevention are adequate and functioning effectively.

As of March 31, 2006, the Company did not have an adequate level of review of complex and judgmental accounting issues primarily because it did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with the Company’s financial reporting requirements. Specifically, the Company lacked adequate review and analysis with respect to: (i)  the accuracy of the valuation allowance relating to deferred tax assets; (ii) the completeness and accuracy of the inventory and construction material obsolescence reserves; (iii) the application of accounting principles generally accepted in the United States of America with respect to the accounting for stock options with intrinsic value on the date of grant or with provisions that give rise to variable accounting for such options; (iv) the determination of the functional currency of our Moscow-based operating subsidiary and (v) the application of accounting principles generally accepted in the United States of America with respect to the accounting for revenue and costs at the time of installation of Internet or cable television services.  This control deficiency contributed to audit adjustments which were made during the preparation of the 2005 consolidated financial statements.  Additionally, this control deficiency could result in more than a remote likelihood that a misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected.   Accordingly, management has concluded that this control deficiency constitutes a material weakness.

To address this material weakness the Company has taken several remediation measures.  We have improved our analysis and review of (i) deferred income taxes; (ii) the valuation accounts with respect to inventories and construction in process and (iii) the accounting for revenue and costs at the time of installation of Internet or cable television services.  We have fully implemented new accounting standards with respect to the accounting for stock options.  We retained outside consultants to assist in the accounting for the functional currency of our operating subsidiary.

In addition, we fully expect that our staffing will improve during the second quarter and we will diligently work toward continuing the process towards developing a fully staffed accounting and finance department, as well as an expanded Internal Audit Department to enable us to make improvements towards correcting these control deficiencies.

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

Loretta Brienza and Brent Brienza v. A.W. Chesterton Company et al. (New York State Supreme Court, Nassau County of New York, Index 104076-04)

As originally reported in the Company’s Form 10-K for the year ended February 29, 2004, in March and April 2004, JM Ney, now known as Andersen Land Corp., was served with a summons and a complaint in the above-captioned Brienza matter and one other matter that has since been dismissed, in which it and in excess of one hundred (100) other parties were named as defendants in an asbestos-related civil action for negligence and product liability filed in the Supreme Court of New York for the Nassau County of New York in which the plaintiffs claim damages from being exposed to asbestos and asbestos products alleged to have been manufactured or supplied by the defendants, including JM Ney’s former dental division.  The plaintiffs have not provided any specific allegations of facts as to which defendants may have manufactured or supplied asbestos and asbestos products which are alleged to have caused the injuries.

The Company believes that it has insurance that potentially covers this claim and has notified its insurance carriers to provide reimbursement of defense costs and liability, should any arise.  Based upon the answers to the interrogatories that have been supplied by the plaintiffs’ attorneys, it does not appear to the Company that JM Ney manufactured any products containing asbestos that are the subject of this matter.  As of this date, the Company has no basis to conclude that the litigation may be material to the Company’s financial condition or business.  The Company intends to vigorously defend the lawsuit.

Item 1 A.  Risk Factors.

There have been no material changes in the risk factors from those presented in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

MOSCOW CABLECOM CORP.

By: /s/ Mikhail A. Smirnov
Mikhail A. Smirnov
Chairman, President and Chief Executive Officer
Date: June 16, 2006

By: /s/ Andrew M. O’Shea
Andrew M. O'Shea
Chief Financial Officer and Secretary
Date: June 16, 2006