Form 10-Q/A
period 2005-06-30
MOSCOW CABLECOM CORP
filed 2006-10-25
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-01460

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

EXPLANATORY NOTE

Moscow CableCom Corp. (”we”,”us”,”our,” or  the “Company”) is restating its previously issued unaudited consolidated condensed financial statements for the three and six months ended June 30, 2005 (“Restatement”), to correct errors with respect to our accounting for deferred income taxes. Further information on the adjustment can be found in Note 10, “Restatement of Financial Statements,” to the accompanying unaudited consolidated condensed financial statements and in our previously filed Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the”SEC”) on September 8, 2006.

This Amendment No. 1 on Form 10−Q/A (this “Amendment”) to the Company’s Quarterly Report on Form 10−Q for the three and six months ended June 30, 2005, initially filed with the SEC on August 12, 2005 (the “Original Filing”), is being filed to amend the Original Filing to reflect restatements of the Company’s unaudited consolidated condensed balance sheet as of June 30, 2005, the unaudited consolidated condensed statements of operations for the three and six month periods ended June 30, 2005, the unaudited consolidated condensed statements of cash flows and of stockholders’ equity for the six month period ended June 30, 2005, and the notes related thereto. For a more detailed description of the Restatement, see Note 10, “Restatement of Financial Statements,” to the accompanying unaudited consolidated condensed financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Amendment.

In addition to the restatements of the unaudited consolidated condensed financial statements, we are also revising our evaluation of disclosure controls and procedures as set forth in Part I, Item 4 of this Amendment. As a result of the accounting errors disclosed in Note 10 to the unaudited consolidated condensed financial statements, management has concluded that the material weaknesses disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and in Part I, Item 4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, were also present as of June 30, 2005, as is evidenced by the accounting errors being corrected by this amended report.

We are also filing an amendment on Form 10−Q/A for the three and nine months ended September 30, 2005, an amendment on Form 10-K/A for the year ended December 31, 2005, and an amendment on Form 10-Q/A for the three months ended March 31, 2006 to reflect restatement of the Company’s consolidated condensed balance sheets as of those dates, the consolidated condensed statements of operations, the consolidated condensed statements of cash flows and the consolidated condensed statements of stockholders’ equity for periods covered by such filings and the notes related thereto.

This Amendment amends and restates only Items 1, 2, and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. This Amendment continues to speak as of the filing date of the Original Filing.  Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings.  In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes−Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, and 32.1.

MOSCOW CABLECOM CORP.
FORM 10-Q/A

Part I.  Financial Information
Item 1.  Financial Statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Balance Sheets (unaudited)
(In thousands, except per share data)

	June 30, 2005	December 31, 2004
	(restated see Note 10)
Assets
Current assets:
Cash and cash equivalents	$19,801	$ 1,817
Marketable securities	4,786	-
Accounts and other receivables, less allowance for doubtful accounts of $96 and $90	96	192
Inventories	942	681
Taxes receivable	2,210	1,751
Deferred income taxes	294	-
Prepaid expenses and other current assets	3,105	1,291

Total current assets	31,234	5,732
Property, plant and equipment, net	19,092	17,019
Construction in progress and advances	6,336	4,547
Prepaid pension expense	5,019	4,927
Intangible assets, net	5,153	5,456
Goodwill	4,409	4,409
Investment in Institute for Automated Systems	7,442	7,585
Other assets	1,668	1,383

Total assets	$80,353	$51,058
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$ 598	$ 4,598
Payable to affiliate	455	1,584
Accounts payable	1,854	1,884
Accrued liabilities	3,099	2,666

Total current liabilities	6,006	10,732
Long-term debt, less current maturities	20,788	2,371
Other long-term obligations	1,351	1,212
Deferred income taxes	2,939	3,647

Total liabilities	31,084	17,962
Commitments and contingencies
Stockholders’ equity:
Series A cumulative convertible preferred stock, no par value; authorized 800,000 shares; 150,144 shares issued and outstanding; liquidation preference $18.75 per share	2,792	2,792
Series B convertible preferred stock, $.01 par value; authorized 25,000,000 shares, issued and outstanding 4,500,000 shares	45	-
Common stock, $.01 par value; authorized 40,000,000 shares; issued and outstanding 8,834,065 and 8,799,541 shares, respectively	88	88
Treasury stock, at cost, 24,500 shares	(180)	(180)
Additional paid-in capital	65,708	35,246
Accumulated deficit	(19,184)	(4,850)

Total stockholders’ equity	49,269	33,096

Total liabilities and stockholders’ equity	$80,353	$51,058
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MOSCOW CABLECOM CORP.

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005 (restated, see Note 10)	2004	2005 (restated, see Note 10)	2004

Sales and revenues
Subscription fees, connection fees and equipment sales	$2,349	$1,363	$4,538	$2,563
Other	52	41	94	219

Total revenue	2,401	1,404	4,632	2,782

Cost of sales
Services from related party	432	322	803	619
Salaries and benefits	298	52	573	353
Depreciation and amortization	428	346	842	649
Other	466	609	894	858

Total cost of sales	1,624	1,329	3,112	2,479

Gross margin	777	75	1,520	303

Operating expenses
Salaries and benefits	1,421	847	2,724	1,626
Depreciation	109	92	209	211
General and administrative	1,459	827	2,488	1,752

Total operating expenses	2,989	1,766	5,421	3,589

Loss from operations	(2,212)	(1,691)	(3,901)	(3,286)

Equity in losses of Institute for Automated Systems	(86)	(39)	(143)	(171)
Investment income and other income	342	272	591	628
Interest expense	(654)	(69)	(1,233)	(129)
Foreign currency translation (loss) gain	(72)	52	(75)	45

Loss before income taxes	(2,682)	(1,475)	(4,761)	(2,913)
Income tax benefit	1,289	56	1,321	123
Losses of subsidiaries prior to consolidation	-	-	-	525

Net loss	(1,393)	(1,419)	(3,440)	(2,265)
Preferred dividends	(57)	(65)	(113)	(136)
Beneficial conversion feature	-	-	(10,781)	-

Net loss applicable to common shares	$(1,450)	$(1,484)	$(14,334)	$(2,401)

Loss per common share:
Basic and diluted (Note 5)	$(0.16)	$(0.18)	$(1.62)	$(0.38)
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit (Restated)	Total Stockholders’ Equity (Restated)

Balance December 31, 2004	$2,792	-	$88	$(180)	$35,246	$(4,850)	$33,096

Series B Preferred Stock and warrants issued, net of transaction costs	-	45	-	-	19,260	-	19,305
In-the-money stock options granted, net of forfeitures	-	-	-	-	235	-	235
Stock grants	-	-	-	-	175	-	175
Exercise of stock options	-	-	-	-	11	-	11
Beneficial conversion feature of Series B Preferred Stock	-	-	-	-	10,781	(10,781)	-
Net loss, as restated, see Note 10	-	-	-	-	-	(3,440)	(3,440)
Preferred dividends	-	-	-	-	-	(113)	(113)
Balance June 30, 2005, restated, see Note 10	$2,792	$45	$88	$(180)	$65,708	$(19,184)	$49,269
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Six months ended
	June 30, 2005	June 30, 2004
	( Restated, see Note 10)
Cash flows from operating activities:
Net loss	$(3,440)	$(2,265)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Losses of subsidiaries prior to consolidation	-	(525)
Equity in losses of Institute for Automated Systems	143	171
Depreciation and amortization	1,051	860
Stock-based compensation	175	437
Deferred income taxes	(1,002)	(43)
Pension income	(92)	(86)
Net gains from marketable securities	(102)	(217)

Changes in operating assets and liabilities, net of changes from acquisitions of CCTV and Moscow Broadband in 2004:
Accounts and other receivables	96	(187)
Inventories	(261)	192
Prepaid expenses and other assets	(1,860)	(1,507)
Accounts payable and payables to affiliates	(1,159)	1,257
Accrued liabilities and other long-term obligations	320	1,406

Net cash (used in) operating activities	(6,131)	(507)

Cash flows from investing activities:
Investment in CCTV	-	(11)
Purchases of property and equipment	(4,610)	(1,438)
Purchases of marketable securities	(6,975)	(386)
Proceeds from sales of marketable securities	2,291	2,981

Net cash (used in) provided by investing activities	(9,294)	1,146

Cash flows from financing activities:
Proceeds from issuance of Series B Preferred Stock and warrants, net of expenses paid	19,557	-
Proceeds from term debt, net of fee paid	18,037	-
Principal payments on term debt	(4,083)	(84)
Payment of short-term borrowings	-	(250)
Redemption of Class A Preferred Stock	-	(165)
Stock options exercised	11	23
Preferred dividends paid	(113)	(136)

Net cash provided by (used in) financing activities	33,409	(612)

Net increase cash and cash equivalents	17,984	27
Cash acquired in CCTV and Moscow Broadband acquisitions	-	1,183
Cash and cash equivalents - beginning of period	1,817	845

Cash and cash equivalents - end of period	$19,801	$2,055
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Notes to Consolidated Condensed Financial Statements (unaudited)

(1)

Accounting Policies

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Moscow CableCom Corp. (the “Company”) and related notes as contained in the Transition Report on Form 10-K for the ten-month period ended December 31, 2004.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the interim period.  The consolidated condensed statements of operations for the interim periods are not necessarily indicative of the results for a full fiscal year.

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

The accompanying unaudited financial information as of December 31, 2004 has been derived from the audited financial statements.

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

In accordance with SFAS No. 109, the Company records its net deferred tax assets and liabilities as current or noncurrent based on the classification of the related asset or liability for financial reporting, or for deferred tax positions that are not associated with an asset or liability for financial reporting, including those relating to net operating loss carryforwards, based on the expected reversal date of the temporary differences. See Note 10 for discussion of the restatement of the Company’s consolidated financial statements to reflect the correction of errors in the accounting for the valuation allowance relating to deferred tax assets arising from net operating losses.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Upon effectiveness of this statement, pro forma disclosure will no longer be an alternative.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—Amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and it eliminates the narrow exceptions for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 will have a material effect on its financial position or operating results.

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

	Three months ended June 30,		Six months ended June 30,
	2005 (restated)	2004	2005 (restated)	2004
Net loss:
As reported	$(1,393)	$(1,419)	$(3,440)	$(2,265)
Deduct: Total stock based compensation expense determined under the fair value method, net of taxes	(775)	-	(1,147)	-

Pro-forma net loss	$(2,168)	$(1,419)	$(4,587)	$(2,265)
Basic and diluted net loss per share (see note 5)
As reported	$(0.16)	$(0.18)	$(1.62)	$(0.38)
Pro-forma	$(0.25)	$(0.18)	$(1.75)	$(0.38)

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

The consideration for the acquisition of CCTV and MBC was valued at $30.7 million, which includes the cash contribution of $3.5 million in May 2003 and $27.2 million representing the value of shares of Common Stock issued based upon the market price of $4.21 per share for the Company’s Common Stock at the time the agreements were reached and announced in May 2003.  The purchase price has been allocated as follows:  $12.3 million to the net assets of CCTV, $7.1 million to CCTV’s 43.5% equity interest in the Institute for Automated Systems (“IAS”) and $10.6 million related to intangible assets and goodwill on the transaction.  These amounts reflect adjustments to goodwill and deferred income taxes as a result of the corrections of the accounting error for deferred income taxes related to recognition of deferred tax assets relating to acquisition of CCTV as further described in Note 10.

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

Goodwill recorded in connection with the acquisition of CCTV represents the excess of the acquisition price over the currently estimated fair value of the identified tangible and intangible assets of CCTV.  In accordance with SFAS 142, goodwill is not being amortized and will be tested for impairment at least annually.  The impairment test involves a comparison of the fair value of its reporting unit as defined under SFAS 142, with carrying amounts.  If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired.  The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit’s goodwill exceeds implied goodwill based on the allocation of the reporting unit’s fair value.

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

(5)

Loss Per Share

Loss per share is computed based on the weighted average number shares of Common Stock and equivalent shares outstanding.  Diluted earnings per share assumes full conversion of all convertible securities into Common Stock at the later of the beginning of the year or date of issuance, unless antidilutive.  For the three and six-month periods ended June 30, 2005 and 2004, the assumed conversion of the Company’s convertible securities, including the Series B Preferred Stock, had antidilutive effects on the Company’s earnings per share.  The loss per share calculations for the three and six month periods ended June 30, 2005 reflect the restatement of the consolidated condensed financial statements for those periods as described in Note 10.

	Three months ended June 30,		Six months ended June 30,
	2005 (restated)	2004	2005 (restated)	2004
Calculation of basic loss per share

Numerator for basic and diluted loss per share:
Net loss, as reported	$(1,393)	$(1,419)	$ (3,440)	$(2,265)
Preferred dividends	(57)	(65)	(113)	(136)
Beneficial conversion feature	-	-	(10,781)	-

Numerator for basic and diluted loss per share	$(1,450)	$(1,484)	$(14,334)	$(2,401)

Denominator for basic loss per share:
Weighted average number of shares outstanding during the period	8,834	8,467	8,823	6,338
Effect of dilutive securities	-	-	-	-

Denominator for diluted loss per share	8,834	8,467	8,823	6,338

Basic loss per share	$(0.16)	$(0.18)	$(1.62)	$(0.38)

Diluted loss per share	$(0.16)	$(0.18)	$(1.62)	$(0.38)

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

(10)

Restatement of Financial Statements

The Company has restated its unaudited consolidated condensed financial statements as of and for the three and six months ended June 30, 2005 to correct errors relating to two aspects of the Company’s accounting for deferred income taxes

During the second quarter of 2005, new tax legislation was enacted in Russia which increased the percentage of taxable income that could be offset by net operating loss carryforwards from 30% to 100%  for 2007 and thereafter.  The Company did not correctly consider this tax law change in the process of determining the valuation allowance with respect to deferred tax assets and established a full valuation allowance against deferred tax assets that exist as a result of net operating losses at CCTV.  As a result, the net deferred income tax liability was overstated by $915,000 at June 30, 2005, with a corresponding overstatement of the Company’s net loss for each of the three and six month periods ended June 30, 2005.  The restatement has been made to properly recognize the tax benefit that resulted from the change in tax law.

At the time of acquisition of CCTV on February 24, 2004, the Company did not properly consider the reversal of temporary differences relating to deferred tax liability balances that will create future taxable income in determining the amount of the valuation allowance that was necessary with respect to CCTV’s deferred tax assets.  As a result, both the valuation allowance and goodwill were overstated when the Company assigned values in purchase accounting.   The Company has reduced its deferred tax liability and goodwill each by $706,000 to correct this error.  (The Company has also revised the December 31, 2004 goodwill and deferred tax liability amounts to be consistent with the restated June 30, 2005 presentation.)

The impact of the corrections of the errors discussed above on the unaudited Consolidated Condensed Balance Sheets and unaudited Consolidated Condensed Statements of Operations is shown in the accompanying tables (in thousands, except for per share data).

Consolidated Condensed Balance Sheet (unaudited) – June 30, 2005
	As previously reported	Adjustment	Restated
Deferred income tax assets, current	$ -	$ 294	$ 294
Goodwill	5,115	(706)	4,409
Total assets	80,765	(412)	80,353
Deferred income taxes payable	4,266	(1,327)	2,939
Total liabilities	32,411	(1,327)	31,084
Total stockholders’ equity	48,354	915	49,269

Consolidated Condensed Statements of Operations (unaudited)
	Three months ended June 30, 2005			Six months ended June 30, 2005
	As previously reported	Adjustment	Restated	As previously reported	Adjustment	Restated
Loss before income taxes	$ (2,682)	$ -	$(2,682)	$ (4,761)	$ -	$ (4,761)
Income tax benefit	374	915	1,289	406	915	1,321
Net loss	(2,308)	915	(1,393)	(4,355)	915	(3,440)
Net loss applicable to common shares	$ (2,365)	$ 915	$(1,450)	$ (15,249)	915	$ (14,334)
Loss per share	$ (0.27)	$ 0.11	$ (0.16)	$ (1.73)	$ 0.11	$ (1.62)

The identified errors had no effect on the cash flows from operations for any periods. The effect of the adjustment recorded for goodwill and deferred taxes relating to the acquisition of CCTV for all periods prior to June 30, 2005 would not be material if recorded at the date of acquisition.

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

RESTATEMENT

We are restating our unaudited consolidated condensed financial statements as of June 30, 2005 and for the three and six months then ended to reflect the correction of two errors identified in accounting for deferred income taxes. As further described in Note 10 to the Company’s unaudited consolidated condensed financial statements included in this Amendment 1 to Form 10-Q for the quarter ended June 30, 2005, adjustments have been recorded to correct the deferred tax balances as of June 30, 2005, and for the three and six months then ended as a result of (i) the enactment of a new tax law in Russia which was not properly accounted for, and (ii) purchase price accounting adjustments for CCTV to reduce net deferred tax liabilities and a corresponding adjustment to goodwill to recognize required deferred tax assets. These errors were identified during the preparation of our quarterly report for the period ended June 30, 2006.

The restated unaudited consolidated condensed financial statements do not affect our cash position, any element of previously reported loss before income taxes, or the business outlook for future fiscal periods including future cash flows from operations. The impact of the adjustment on the consolidated condensed balance sheets, the consolidated condensed  statements of operations, the unaudited consolidated condensed statements of cash flows and the consolidated statements of stockholders’ equity is shown in Note 10 to our consolidated condensed financial statements included in this Form 10−Q/A.

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

For the three months ended June 30, 2005, the Company reported net loss applicable to common shareholders of $1,450,000, or $0.16 per share, as compared to a loss of $1,484,000 or $0.18 per share for the three months ended June 30, 2004.  These results are not necessarily comparable because in January 2005, the Company began incurring interest costs associated with the CN Term Loan and additional general and administrative costs associated with new management and consultants.  For the three months ended June 30, 2005, the Company incurred a loss from operations of $2,212,000, which before depreciation and amortization was $1,675,000. This represents a widening of the operating losses reported for the prior year’s second quarter, in which the loss from operations was $1,691,000, or $1,253,000 prior to depreciation and amortization charges. The Company’s growing operations helped produce additional gross margin, but the growth in operating expenses reflects the financial commitments made to support an increase in the Company’s operating infrastructure, including new executive management, and expanded sales and marketing costs. Among the increased expenses are costs incurred to develop and initially promote AKADO as the Company’s new brand name in Moscow.

For the six months ended June 30, 2005, the Company reported net loss applicable to common shareholders of $14,334,000, or $1.62 per share, as compared to a loss of $2,401,000 or $0.38 per share for the six months ended June 30, 2004.  These results are not comparable because the calculations of the current six month loss per share includes the recognition of non-cash beneficial conversion feature charges to accumulated deficit totaling $10,781,000 relating to securities issued to Columbus Nova which added $1.22 per share to our per share losses for the period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Beneficial conversion feature of securities issued” and Note 5 to the financial statements.  Furthermore, the additional interest and costs of management and consultants have affected the per share comparisons.   Furthermore, CCTV’s results of operations from January 1, 2004 to February 24, 2004 have been excluded from the 2004 results to the extent that the Company did not have a prior direct or indirect equity interest in their results.  Such exclusion has been reflected as “Losses of subsidiaries prior to consolidation” on the Company’s consolidated statements of operations.  For the six months ended June 30, 2005, the Company incurred a loss from operations of $3,901,000, which before depreciation and amortization was $3,030,000. This represents a widening of the six-month loss reported in the prior year, in which the loss from operations was $3,286,000, or $2,426,000 prior to depreciation and amortization charges. Such increased operating losses reflect the on-going financial commitments made to support an increase in the Company’s operating infrastructure as noted in the discussion of the three-month period ended June 30, 2005 above.

The per share results in the three and six-month periods ended June 30, 2005 do not reflect the increase in the Company’s outstanding equity securities in the form of Series B Preferred Stock issued to Columbus Nova.  The inclusion of such shares, which have a limited liquidation preference for four years, in the per share loss calculations are considered to be anti-dilutive because their inclusion would have the effect of lowering our reported loss per share.  Had such shares been included in the per share calculations, our pro forma loss per share for the three and six-month periods ended June 30, 2005 would have been $0.11 and $1.11, respectively.  The per share amounts for the prior year also do not include the effects of the additional 200,879 shares of Common Stock that were issued in September 2004 pursuant to the terms of the acquisition agreements.

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

Income tax benefit

Income tax benefit has been accrued based upon the estimated effective tax rates for the fiscal year, after considering valuation allowances related to the Company’s ability to realize such tax benefits and based upon the amortization or adjustment of previously recorded deferred income tax liabilities relating to changes in the recorded values of certain non-current assets.  As a result of tax law changes in June 2005 (see Note 10 to the consolidated condensed financial statements), the Company recognized a deferred tax benefit of approximately $915,000 for the three and six month periods ended June 30, 2005.

During the three months ended June 30, 2005, the Company successfully settled a pending state tax matter which enabled it to reverse approximately $362,000 of previously accrued tax liabilities.  Accordingly, the effective income tax benefit rates during the three and six months ended June 30, 2005 were 48.1% and 27.7%, respectively.

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

Item 4.  Controls and Procedures. (Revised)

Revision of management evaluation of the Company’s Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to the rules and regulations promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, the Company will be required to include an internal control report, including Management’s Assessment of Internal Control Over Financial Reporting, in its annual reports beginning with the year ending December 31, 2007.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) of the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has identified the following material weaknesses in the Company’s internal control over financial reporting that existed as of June 30, 2005:

1.

As of June 30, 2005, the Company did not maintain effective controls over its anti-fraud programs. Specifically, the Company did not (i) prepare a formalized assessment of fraud risk or implement certain corporate governance policies that had been approved by our Board of Directors (including an Employee Complaint procedure, a policy on Securities Trading by Employees, Officers and Directors, and the Code of Ethics for our Chief Executive Officer, Chief Financial Officer and All Accounting and Financial Personnel), (ii) implement a Code of Business Conduct for all employees and (iii) monitor compliance with the Company’s anti-fraud programs and controls. Additionally, this control deficiency could result in more than a remote likelihood that a misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

2.

As of June 30, 2005, the Company did not have an adequate level of review of complex and judgmental accounting issues primarily because it did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with the Company’s financial reporting requirements. Specifically, the Company lacked adequate review and analysis with respect to: (i) the accuracy of the valuation allowance relating to deferred tax assets; (ii) the completeness and accuracy of the inventory and construction material obsolescence reserves; (iii) the application of accounting principles generally accepted in the United States of America with respect to the accounting for stock options with intrinsic value on the date of grant or with provisions that give rise to variable accounting for such options; (iv) the determination of the functional currency of our Moscow-based operating subsidiary and (v) the application of accounting principles generally accepted in the United States of America with respect to the accounting for revenue and costs at the time of installation of Internet or cable TV services. This control deficiency contributed to audit adjustments which were made during the preparation of the restated June 30, 2005 unaudited consolidated condensed financial statements and audit adjustments which were made during the preparation of the December 31, 2005 consolidated financial statements. Additionally, this control deficiency could result in more than a remote likelihood that a misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Notwithstanding the material weaknesses described above, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

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

MOSCOW CABLECOM CORP.

By:

/s/ Mikhail A. Smirnov

Mikhail A. Smirnov

Chief Executive Officer

Date:

October 24, 2006

By:

/s/ Tate Fite

Tate Fite

Chief Financial Officer

Date:

October 24, 2006