Form 10-Q/A
period 2005-09-30
MOSCOW CABLECOM CORP
filed 2006-10-25
CIK 6383

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

EXPLANATORY NOTE

Moscow CableCom Corp. (”we”,”us”,”our,” or  the “Company”) is restating our previously issued unaudited consolidated condensed financial statements for the three and nine months ended September 30, 2005 (“Restatement”), to correct errors with respect to our accounting for deferred income taxes. Further information on the adjustment can be found in Note 13, “Restatement of Financial Statements,” to the accompanying unaudited consolidated condensed financial statements and in our previously filed Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“SEC”) on September 8, 2006.

This Amendment No. 1 on Form 10−Q/A (this “Amendment”) to the Company’s Quarterly Report on Form 10−Q for the three and nine months ended September 30, 2005, initially filed with the SEC on November 14, 2005 (the “Original Filing”), is being filed to amend the Original Filing to reflect restatements of the Company’s unaudited consolidated balance sheet as of September 30, 2005, the unaudited consolidated condensed statements of operations for the three and nine month periods ended September 30, 2005, the unaudited consolidated condensed statements of cash flows and of stockholders’ equity for the nine month period ended September 30, 2005 and the notes related thereto. For a more detailed description of the Restatement, see Note 13, “Restatement of Financial Statements,” to the accompanying unaudited consolidated condensed financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Amendment.

In addition to the restatements of the unaudited consolidated condensed financial statements, we are also revising our evaluation of disclosure controls and procedures as set forth in Part I, Item 4 of this Amendment. As a result of the accounting errors disclosed in Note 13 to the unaudited consolidated condensed financial statements, management has concluded that the material weaknesses disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and in Part I, Item 4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, were also present as of September 30, 2005, as is evidenced by the accounting errors being corrected by this amended report.

We are also filing an  amendment on Form 10-Q/A for the three and six months ended June 30, 2005, an amendment on Form 10-K/A for the year ended December 31, 2005, and an amendment on Form 10-Q/A for the three months ended March 31, 2006 to reflect restatement of the Company’s consolidated condensed balance sheets as of those dates, the consolidated condensed statements of operations, the consolidated condensed statements of cash flows, and the consolidated condensed statements of stockholders’ equity for periods covered by such filings and the notes related thereto.

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

MOSCOW CABLECOM CORP.
FORM 10-Q/A

Part I.  Financial Information
Item 1.  Financial Statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Balance Sheets (unaudited)

(In thousands, except per share data)

	September 30, 2005	December 31, 2004
	(restated, see Note 13)
Assets
Current assets:
Cash and cash equivalents	$13,667	$ 1,817
Marketable securities	4,601	-
Accounts and other receivables, less allowance for doubtful accounts of $107 and $90	264	192
Inventories	797	681
Taxes receivable	2,692	1,751
Deferred income taxes	352	-
Prepaid expenses and other current assets	3,465	1,291

Total current assets	25,838	5,732
Property, plant and equipment, net	20,889	17,019
Construction in progress and advances	7,916	4,547
Prepaid pension expense	5,065	4,927
Intangible assets, net	5,002	5,456
Goodwill	4,409	4,409
Investment in Institute for Automated Systems	7,282	7,585
Other assets	1,978	1,383

Total assets	$78,379	$51,058
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$ 598	$ 4,598
Payable to related party	267	1,584
Accounts payable	2,193	1,884
Accrued interest payable	1,712	57
Accrued liabilities	2,833	2,609

Total current liabilities	7,603	10,732
Long-term debt, less current maturities	20,746	2,371
Other long-term liabilities	1,390	1,212
Deferred income taxes	3,116	3,647

Total liabilities	32,885	17,962
Commitments and contingencies
Stockholders’ equity:
Series A cumulative convertible preferred stock, no par value; authorized 800,000 shares; 150,144 shares issued and outstanding; liquidation preference $18.75 per share	2,792	2,792
Series B convertible preferred stock, $.01 par value; authorized 25,000,000 shares, issued and outstanding 4,500,000 shares	45	-
Common stock, $.01 par value; authorized 40,000,000 shares; issued and outstanding 8,860,746 and 8,799,541 shares, respectively	89	88
Treasury stock, at cost, 24,500 shares	(180)	(180)
Additional paid-in capital	65,814	35,246
Accumulated deficit	(23,036)	(4,850)

Total stockholders’ equity	45,524	33,096

Total liabilities and stockholders’ equity	$78,379	$51,058
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MOSCOW CABLECOM CORP.

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005 (restated, see Note 13)	2004	2005 (restated, See Note 13)	2004

Sales and revenues
Subscription fees, connection fees and equipment sales	$2,367	$1,447	$6,905	$4,010
Other	44	23	138	242

Total revenue	2,411	1,470	7,043	4,252

Cost of sales
Services from related party	663	346	1,678	965
Salaries and benefits	377	465	950	818
Depreciation and amortization	431	400	1,273	1,049
Other	657	67	1,339	925

Total cost of sales	2,128	1,278	5,240	3,757

Gross margin	283	192	1,803	495

Operating expenses
Salaries and benefits	1,898	640	4,622	2,266
Depreciation	112	93	321	304
General and administrative	1,430	1,130	3,918	2,882

Total operating expenses	3,440	1,863	8,861	5,452

Loss from operations	(3,157)	(1,671)	(7,058)	(4,957)

Equity in losses of Institute for Automated Systems	(160)	(23)	(303)	(194)
Investment income and other income	282	231	873	859
Interest expense	(665)	(93)	(1,898)	(222)
Foreign currency translation (loss) gain	6	(17)	(69)	28

Loss before income taxes	(3,694)	(1,573)	(8,455)	(4,486)
Income tax (expense) benefit	(102)	242	1,219	365
Losses of subsidiaries prior to consolidation	-	-	-	525

Net loss	(3,796)	(1,331)	(7,236)	(3,596)
Preferred dividends	(56)	(57)	(169)	(193)
Beneficial conversion feature	-	-	(10,781)	-

Net loss applicable to common shares	$(3,852)	$(1,388)	$(18,186)	$(3,789)

Loss per common share:
Basic and diluted (Note 6)	$ (0.44)	$ (0.16)	$ (2.06)	$ (0.53)
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Stockholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2005

(In thousands)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit (restated)	Total Stockholders’ Equity (restated)

Balance December 31, 2004	$2,792	-	$88	$(180)	$35,246	$(4,850)	$33,096

Series B Preferred Stock and warrants issued, net of transaction costs	-	45	-	-	19,442	-	19,487
In-the-money stock options granted, net of forfeitures	-	-	-	-	120	-	120
Stock grants	-	-	-	-	215	-	215
Exercise of stock options	-	-	1	-	10	-	11
Beneficial conversion feature of Series B Preferred Stock	-	-	-	-	10,781	(10,781)	-
Net loss, as restated, see Note 13	-	-	-	-	-	(7,236)	(7,236)
Preferred dividends	-	-	-	-	-	(169)	(169)

Balance September 30, 2005, restated, see Note 13	$2,792	$45	$89	$(180)	$65,814	$(23,036)	$45,524
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Cash Flows(unaudited)
(In thousands)

	Nine months ended September 30,
	2005	2004
	(restated, see Note 13)
Cash flows from operating activities:
Net loss	$(7,236)	$(3,596)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Losses of subsidiaries prior to consolidation	-	(525)
Equity in losses of Institute for Automated Systems	303	194
Depreciation and amortization	1,594	1,372
Stock-based compensation	335	723
Deferred income taxes	(883)	(231)
Pension income	(138)	(130)
Net gains from marketable securities	(114)	(295)

Changes in operating assets and liabilities, net of changes from acquisitions of CCTV and Moscow Broadband in 2004:
Accounts and other receivables	(72)	(420)
Inventories	(116)	162
Prepaid expenses and other assets	(3,247)	(1,548)
Accounts payable and payables to affiliates	(1,008)	554
Accrued liabilities and other long-term obligations	1,782	2,844

Net cash (used in) operating activities	(8,800)	(896)

Cash flows from investing activities:
Investment in CCTV	-	(11)
Purchases of property and equipment	(8,174)	(2,149)
Purchases of marketable securities	(7,046)	(386)
Proceeds from sales of marketable securities	2,559	3,450

Net cash (used in) provided by investing activities	(12,661)	904

Cash flows from financing activities:
Proceeds from issuance of Series B Preferred Stock and warrants, net of expenses paid	19,557	-
Proceeds from term debt, net of fee paid	18,037	2,000
Principal payments on term debt	(4,125)	(125)
Payment of short-term borrowings	-	(250)
Redemption of Class A Preferred Stock	-	(165)
Stock options exercised	11	23
Preferred dividends paid	(169)	(212)

Net cash provided by financing activities	33,311	1,271

Net increase cash and cash equivalents	11,850	1,279
Cash acquired in CCTV and Moscow Broadband acquisitions	-	1,183
Cash and cash equivalents - beginning of period	1,817	845

Cash and cash equivalents - end of period	$13,667	$3,307
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Notes to Consolidated Condensed Financial Statements (unaudited)

(1)

Accounting Policies

The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Moscow CableCom Corp. (the “Company”) and related notes as contained in the Transition Report on Form 10-K for the ten-month period ended December 31, 2004.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the interim period.  The consolidated condensed statements of operations for the interim periods are not necessarily indicative of the results for a full fiscal year.

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

The accompanying unaudited financial information as of December 31, 2004 has been derived from audited financial statements.

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

Income Taxes

Income taxes are determined using the asset and liability approach prescribed by SFAS No.109 “Accounting for Income Taxes”.  This method gives consideration to the future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates.  A valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized in the future. In accordance with SFAS No. 109, the Company records its net deferred tax assets and liabilities as current or noncurrent based on the classification of the related asset or liability for financial reporting, or for deferred tax positions that are not associated with an asset or liability for financial reporting, including those relating to net operating loss carryforwards, based on the expected reversal date of the temporary differences. See Note 13 for discussion of the restatement of the Company’s consolidated financial statements to reflect the correction of errors in the accounting for the valuation allowance relating to deferred tax assets arising from net operating losses.

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

	Three months ended September 30,		Nine months ended September 30,
	2005 (restated)	2004	2005 (restated)	2004
Net loss
As reported	$(3,796)	$(1,331)	$ (7,236)	$(3,596)
Deduct: Total stock based compensation expense determined under the fair value method, net of taxes	(890)	(18)	(1,899)	(18)

Pro-forma net loss	$(4,686)	$(1,349)	$(9,135)	$ (3,614)
Basic and diluted net loss per share (see note 6):
As reported	$ (0.44)	$ (0.16)	$ (2.06)	$ 0.53)
Pro-forma	$ (0.54)	$ (0.16)	$ (2.27)	$ (0.54)

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

The consideration for the acquisition of CCTV and MBC was valued at $30.7 million, which includes the cash contribution of $3.5 million in May 2003 and $27.2 million representing the value of shares of Common Stock issued based upon the market price of $4.21 per share for the Company’s Common Stock at the time the agreements were reached and announced in May 2003.  The purchase price was allocated as follows:  $12.3 million to the net assets of CCTV, $7.1 million to CCTV’s 43.5% equity interest in the Institute for Automated Systems (“IAS”) and $10.6 million related to intangible assets and goodwill on the transaction.  These amounts reflect the adjustments to goodwill and deferred income taxes as a result of the corrections of the error in accounting for the acquisition of CCTV as further described in Note 13.

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

(4)

Investment in Institute For Automated Systems

IAS is a telecommunications company that operates a data communications network in Russia.  As a result of the acquisitions of CCTV and MBC in February 2004, the Company had a 43.5% equity interest in IAS, which was temporarily diluted to 12.0% in October 2004 as part of a process that provided IAS with sufficient funds to enable it to pay its long-term debt obligations.  In April 2005, the planned restoration of the Company’s ownership stake was completed upon the payment of approximately $866,000, which as of December 31, 2004, is included in the reported value of IAS and within accrued liabilities.  For the three and nine months ended September 30, 2005, the Company recorded $160,000 and $303,000 respectively, as its 43.5% equity in IAS’s losses.  The Company’s equity in IAS’s losses also includes the depreciation of the difference between the fair market value of IAS’s real estate and their historical values as of the date of the Company’s acquisitions of CCTV and MBC.

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

The following presents the summarized financial condition of IAS as of September 30, 2005 and December 31, 2004, and the results of its operations for the three and nine months then ended (in thousands):

Balance Sheet	September 30, 2005	December 31, 2004
Current assets	$1,678	$ 1,251
Non-current assets	7,487	7,912

Total assets	$9,165	$9,163

Current liabilities	$1,229	$ 836
Non-current liabilities	158	-

Total liabilities	1,387	836
Shareholders’ equity	7,778	8,327

	$9,165	$9,163

Statement of Operations	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenues	$1,438	$1,409	$4,047	$3,925
Cost of revenues	(1,262)	(1,062)	(3,407)	(3,083)
Operating expenses	(460)	(342)	(1,164)	(1,080)

(Income) loss from operations	(284)	5	(524)	(238)
Foreign currency transaction gain (loss)	2	7	(8)	3
Interest expense	(2)	(65)	(2)	(202)
Income tax expense	(9)	-	(15)	(9)

Net loss	$ (293)	$ (53)	$ (549)	$ (446)

(5)        Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Convertible subordinated debentures, due October 2007; interest at 10.5% payable semi- annually; annual principal payments through maturity, unsecured	$ 1,219	$1,219
Mortgage loan, due June 2010; interest at LIBOR plus 2.25%; monthly principal payments of $14	1,625	1,750
Term loan, due January 2010, interest at 12%	18,500	-
Short term bridge loan, due at closing of Columbus Nova financing, interest at 12%	-	4,000
	21,344	6,969
Less current maturities	(598)	(4,598)
	$20,746	2,371

(6)

Loss Per Share

Loss per share is computed based on the weighted average number shares of Common Stock and equivalent shares outstanding.  Diluted earnings per share assumes full conversion of all convertible securities into Common Stock at the later of the beginning of the year or date of issuance, unless antidilutive.  For the three and nine-month periods ended September 30, 2005 and 2004, the assumed conversion of the Company’s convertible securities, including the Series B Preferred Stock, had antidilutive effects on the Company’s earnings per share.  The loss per share calculations for the three and nine month periods ended September 30, 2005 reflect the restatement of the consolidated condensed financial statements for those periods as described in Note 13.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005 (restated)	2004	2005 (restated)	2004
Calculation of basic loss per share

Numerator for basic and diluted loss per share:
Net loss, as reported	$(3,796)	$(1,331)	$ (7,236)	$(3,596)
Preferred dividends	(56)	(57)	(169)	(193)
Beneficial conversion feature	-	-	(10,781)	-

Numerator for basic and diluted loss per share	$(3,852)	$(1,388)	$(18,186)	$(3,789)

Denominator for basic loss per share:
Weighted average number of shares outstanding during the period	8,850	8,595	8,832	7,091
Effect of dilutive securities	-	-	-	-

Denominator for diluted loss per share	8,850	8,595	8,832	7,091

Basic loss per share	$ (0.44)	$ (0.16)	$ (2.06)	$ (0.53)

Diluted loss per share	$ (0.44)	$ (0.16)	$ (2.06)	$ (0.53)

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

(13)

Restatement of Financial Statements

The Company has restated its unaudited consolidated condensed financial statements as of, and for the three and nine months ended September 30, 2005 to correct errors relating to two aspects of the Company’s accounting for deferred income taxes.

During the second quarter of 2005, new tax legislation was enacted in Russia which increased the percentage of taxable income that could be offset by net operating loss carryforwards from 30% to 50% in 2006, and to 100% thereafter.  The Company did not correctly consider this tax law change in the process of determining the valuation allowance with respect to deferred tax assets and established a full valuation allowance against deferred tax assets that exist as a result of net operating losses at CCTV.  As a result the net deferred income tax liability was overstated by $750,000 at September 30, 2005 with a related understatement of the loss for the three months then ended in the amount of $165,000, and an overstatement of the loss for the nine months then ended in the amount of $750,000.  The restatement has been made to properly recognize the tax benefit that resulted from the change in tax law.

At the time of acquisition of CCTV on February 24, 2004, the Company did not properly consider the reversal of temporary differences relating to deferred tax liability balances that will create future taxable income, in determining the amount of valuation allowance that was necessary with respect to CCTV’s deferred tax assets.  As a result, both the valuation allowance and in turn goodwill were overstated when the Company assigned values in purchase accounting.  The Company has reduced its deferred tax liability and goodwill each by $706,000 to correct this error.  (The Company has also revised the December 31, 2004 goodwill and deferred income tax liability amounts to be consistent with the restated September 30, 2005 presentation.)

The impact of the corrections of the errors identified above on the unaudited Consolidated Condensed Balance Sheet and unaudited Consolidated Condensed Statements of Operations is shown in the accompanying tables (in thousands, except for per share data).

Consolidated Condensed Balance Sheet – September 30, 2005 (unaudited)
	As previously reported	Adjustment	Restated
Deferred income tax assets, current	$ -	$ 352	$ 352
Goodwill	5,115	(706)	4,409
Total assets	78,733	(354)	78,379
Deferred income taxes payable	4,220	(1,104)	3,116
Total liabilities	33,959	(1,104)	32,855
Total stockholders’ equity	44,774	750	45,524

Consolidated Condensed Statements of Operations (unaudited)
	Three months ended September 30, 2005			Nine months ended September 30, 2005
	As previously reported	Adjustment	Restated	As previously reported	Adjustment	Restated
Loss before income taxes	$ (3,694)	$	$(3,694)	$ (8,455)	$ -	$ (8,455)
Income tax benefit (expense)	63	(165)	(102)	469	750	1,219
Net loss	(3,631)	(165)	(3,796)	(7,986)	750	(7,236)
Net loss applicable to common shares	$ (3,687)	$(165)	(3,852)	$ (18,936)	750	$ (18,186)
Loss per share	$ (0.42)	$ 0.02	$ (0.44)	$ (2.14)	$ 0.08	$ (2.06)

There was no effect of the identified errors on the cash flows from operations for any periods.  The effect of the adjustment recorded for goodwill and deferred taxes in relation to the acquisition of CCTV to all periods prior to June 30, 2005 would not be material if recorded at the date of acquisition.

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

RESTATEMENT

We are restating our unaudited consolidated condensed financial statements as of September 30, 2005 and for the three and nine months then ended to reflect the correction of two errors identified in accounting for deferred income taxes.  As further described in Note 13 to the Company’s unaudited consolidated condensed financial statements for the quarter ended September 30, 2005 included in this Amendment, adjustments have been recorded to correct the deferred tax balances as of September 30, 2005 and for the three and nine months then ended as a result of (i) the enactment of a new tax law in Russia which was not properly accounted for, and (ii) purchase price accounting adjustments  for CCTV  to reduce net deferred tax liabilities and a corresponding adjustment to goodwill to recognize required deferred tax assets.  These errors were identified during the preparation of our quarterly report for the period ended June 30, 2006.

The restated unaudited consolidated condensed financial statements do not affect our cash position, any element of previously reported loss before income taxes, or the business outlook for future fiscal periods including future cash flows from operations. The impact of the adjustment on the unaudited consolidated condensed balance sheet, consolidated condensed financial statements of operations, and consolidated condensed statement of stockholders’ equity is shown in Note 13 to our consolidated condensed financial statements included in this Amendment.

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

For the three months ended September 30, 2005, the Company reported net loss applicable to common shareholders of $3,852,000, or $0.44 per share, as compared to a loss of $1,388,000 or $0.16 per share for the three months ended September 30, 2004.  These results are not entirely comparable because in January 2005, the Company began incurring interest costs associated with the CN Term Loan and additional general and administrative costs, including severance costs, associated with the management and consultants who were appointed in connections with the CN financing transaction.  For the three months ended September 30, 2005, the Company incurred a loss from operations of $3,157,000, which before depreciation and amortization was $2,614,000. This represents a widening of the operating losses reported for the prior year’s third quarter, in which the loss from operations was $1,671,000, or $1,178,000 prior to depreciation and amortization charges. The Company’s growing operations helped produce additional gross margin, but the growth in operating expenses reflects the financial commitments made to support an increase in the Company’s operating infrastructure, and expanded sales and marketing costs. Among the increased expenses are costs incurred to develop and initially promote AKADO as the Company’s new brand name in Moscow.

For the nine months ended September 30, 2005, the Company reported net loss applicable to common shareholders of $18,186,000, or $2.06 per share, as compared to a loss of $3,789,000 or $0.53 per share for the nine months ended September 30, 2004.  These results are not comparable because the calculations of the current nine month loss per share includes the recognition of non-cash beneficial conversion feature charges to accumulated deficit totaling $10,781,000 relating to securities issued to Columbus Nova which added $1.22 per share to our per share losses for the period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Beneficial conversion feature of securities issued” and Note 5 to the financial statements.  Furthermore, the additional interest and costs of management and consultants, including severance costs, have affected the per share comparisons.   Furthermore, an add-back adjustment of $525,000 as “losses of subsidiaries prior to consolidation” was recorded in 2004 to exclude that portion of CCTV’s and MBC’s results of operations from January 1, 2004 to February 24, 2004 to the extent that the Company did not have a prior direct or indirect equity interest in their results. For the nine months ended September 30, 2005, the Company incurred a loss from operations of $7,058,000, which before depreciation and amortization was $5,464,000. This represents a widening of the nine-month loss reported in the prior year, in which the loss from operations was $4,957,000, or $3,604,000 prior to depreciation and amortization charges. Such increased operating losses reflect the on-going financial commitments made to support an increase in the Company’s operating infrastructure as noted in the discussion of the three-month period ended September 30, 2005 above.

The per share results in the three and nine-month periods ended September 30, 2005 do not reflect the increase in the Company’s outstanding equity securities in the form of Series B Preferred Stock issued to Columbus Nova.  The inclusion of such shares, which have a limited liquidation preference for four years, in the per share loss calculations are considered to be anti-dilutive because their inclusion would have the effect of lowering our reported loss per share.  Had such shares been included in the per share calculations, our pro forma loss per share for the three and nine-month periods ended September 30, 2005 would have been $0.29 and $1.39, respectively.  The per share amounts for the prior year only partially include the effects of the additional 200,879 shares of Common Stock that were issued in September 2004 pursuant to the terms of the acquisition agreements.

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

Income tax benefit

Income tax benefit has been accrued based upon the estimated effective tax rates for the fiscal year, after considering valuation allowances related to the Company’s ability to realize such tax benefits and based upon the amortization or adjustment of previously recorded deferred income tax liabilities relating to changes in the recorded values of certain non-current assets. During the three months ended June 30, 2005 changes in Russian tax legislation were enacted that will enhance the Company’s ability to utilize net operating loss carryforwards against future taxable income.  Accordingly, the tax law changes will enable the Company to recognize the deferred tax assets relating to net operating losses.  The Company had previously provided a valuation allowance for these deferred tax assets.  In addition, during the three months ended June 30, 2005, the Company successfully settled a pending state tax matter which enabled it to reverse approximately $362,000 of previously accrued tax liabilities in that quarter.  Accordingly, as a result of these factors, the Company recognized a tax expense of $102,000 the three months ended September 30, 2005, and a tax benefit of $1,219,000 for the nine months ended September 30, 2006.  These represent effective income tax expense and benefit rates of 2.8% and 14.4%, respectively, as compared to 15.3% and 8.1% for the three and nine month periods ended September 30,  2004.

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

Item 4.  Controls and Procedures (Revised).

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) of the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has identified the following material weaknesses in the Company’s internal control over financial reporting that existed as of September 30, 2005:

1.

As of September 30, 2005, the Company did not maintain effective controls over its anti-fraud programs.  Specifically, the Company did not (i) prepare a formalized assessment of fraud risk or implement certain corporate governance policies that had been approved by our Board of Directors (including our  employee complaint procedure,  our policy on securities trading by employees, officers and directors, and  our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and All Accounting and Financial Personnel), (ii) implement  our  Code of Business Conduct for all employees, officers and directors and (iii) monitor compliance with the Company’s anti-fraud programs and controls.  This control deficiency could result in more than a remote likelihood that a misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected.  Accordingly, management has concluded that this control deficiency constitutes a material weakness.

2.

As of September 30, 2005, the Company did not have an adequate level of review of complex and judgmental accounting issues primarily because it did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with the Company’s financial reporting requirements. Specifically, the Company lacked adequate review and analysis with respect to: (i)  the accuracy of the valuation allowance relating to deferred tax assets; (ii) the completeness and accuracy of the inventory and construction material obsolescence reserves; (iii) the application of accounting principles generally accepted in the United States of America with respect to the accounting for stock options with intrinsic value on the date of grant or with provisions that give rise to variable accounting for such options;

(iv) the determination of the functional currency of our Moscow-based operating subsidiary and (v) the application of accounting principles generally accepted in the United States of America with respect to the accounting for revenue and costs at the time of installation of Internet or cable TV services. This control deficiency contributed to adjustments which were made during the preparation of the restated September 30, 2005 unaudited consolidated condensed financial statements and to audit adjustments which were made during the preparation of the December 31, 2005 consolidated financial statements.  Additionally, this control deficiency could result in more than a remote likelihood that a misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Notwithstanding the material weaknesses described above, management believes the consolidated condensed financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

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