Form 10-K/A
period 2005-12-31
MOSCOW CABLECOM CORP
filed 2006-10-25
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Moscow CableCom Corp. (”we”,”us”,”our,” or  the “Company”) is restating its previously issued consolidated financial statements for the year ended December 31, 2005 (“Restatement”), to correct errors with respect to our accounting for deferred income taxes. Further information on the adjustment can be found in Note 30, “Restatement of Financial Statements” to the accompanying consolidated  financial statements and in our previously issued Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“SEC”) on September 8, 2006.

This Amendment No. 1 on Form 10−K/A (this “Form 10−K/A”) to the Company’s Annual Report on Form 10−K for the year ended December 31, 2005, initially filed with the SEC on April 27, 2006 (the “Original Filing”), is being filed to amend the Original Filing to reflect restatements of the Company’s consolidated balance sheet as of December 31, 2005, the consolidated statements of operations for the year ended December 31, 2005, the consolidated statements of cash flows and stockholders’ equity for the year ended December 31, 2005 and the notes related thereto. For a more detailed description of the Restatement, see Note 30, “Restatement of Financial Statements,” to the accompanying consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10−K/A.

We have also filed an amendment on Form 10-Q/A for the three and six months ended June 30, 2005, an amendment on Form 10-Q/A for the three and nine months ended September 30, 2005 and an amendment to on Form 10-Q/A for the three months ended March 31, 2006, to reflect restatement of the Company’s consolidated condensed balance sheets as of those dates, the consolidated condensed statements of operations, of cash flows and of stockholders’ equity for periods covered by such filings and the notes related thereto.

This Form 10−K/A amends and restates only Items 6, 7 and 8 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. This Form 10−K/A continues to speak as of the filing date of the Original Filing for the year ended December 31, 2005. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings. In addition, pursuant to the rules of the SEC, Item 15(b) of Part IV of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes−Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10−K/A as Exhibits 31.1, 31.2, and 32.1.

INDEX TO ANNUAL REPORT ON FORM 10-K/A
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

AKADO
Effective with the acquisition of AKADO in February 2004, the Company's primary business plans have been focused on AKADO.  AKADO is in the process of building out its HFC Network, which is connected to the MFON.  AKADO leases the MFON for signal delivery and transportation of the services AKADO provides to its customers.  In March 2005 revised agreements with COMCOR governing the use of the MFON and other services were ratified by the Company’s Board of Directors.  The MFON agreements specify the fees for four types of services provided to AKADO by COMCOR.  These services include the costs of (i) secondary nodes, which range from $435 to $750 monthly per node depending on the number of homes connected to a node, (ii) ports, (iii) virtual channels and (iv) data traffic for our customers.

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

Products and Services

Cable Television

AKADO offers two types of services in cable television: terrestrial and digital TV.  The terrestrial package consists of 17 terrestrial TV channels and 18 radio stations broadcast in CD quality and a promotional TV channel and is priced at RUR 50 per month, or approximately $1.80 per month including value added tax (VAT).  The digital TV service includes the terrestrial package and offers a choice of two additional packages: (i) Basic, with 32 additional channels priced at RUR 240 per month, or approximately $8.60 per month, and (ii) Extended, with 17 further additional channels priced at RUR 420 per month, or approximately $15 per month.   As of December 31, 2005, AKADO had 85,994 active terrestrial and 15,618 active digital TV subscribers.  Approximately 13,000 or 83% of the active pay TV subscribers had subscribed for the Extended package as of that date.  The terrestrial and digital TV subscriber levels represent increases of 31.4% and 114.9%, respectively, over subscriber levels as of December 31, 2004.  The market penetration levels of accessed homes for AKADO's terrestrial television services and its digital TV services at December 31, 2005 were 26.4% and 4.8%, respectively, as compared to market penetration levels of 33.0% and 3.7%, respectively,  as of December 31, 2004.  The market penetration levels for the terrestrial service declined to 25.0% at February 28, 2006, while AKADO’s digital TV subscriber base increased to 5.3% as of that date.  The decline in penetration of our terrestrial TV services is due to the high pace of growth in the size of the HFC Network.   At December 31, 2005, certain areas, or zones, had market penetration rates for terrestrial and digital TV services as high as 45.6% and 8.9%, respectively. The Company expects further increases in market penetration of existing accessed homes and growth in its subscriber base in new regions it plans on accessing in the future.

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

In December 2005, AKADO and IAS undertook a joint project to introduce VoIP as a "triple play" bundled service by AKADO.   The two companies are currently assessing the feasibility and attractiveness of such a service and may offer it in 2006.

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

AKADO currently provides TV broadcasting services, telematic services and data transmission services under three licenses (the "Licenses") all of which expire in 2010.  The official announcement by the government of the list of telecommunication services which require licensing (Regulation No. 87 dated February 18, 2005), stipulates that VoIP services no longer fall under telematic services and thus require a separate license.  AKADO expects that its VoIP Services will be delivered through a license that has been obtained by IAS and expires in 2010.

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

Executive Officers of the Company

The Executive Officers of the Company as of March 1, 2006 are as follows:

Name	Age	Position	Officer Since
Mikhail A. Smirnov	56	Chief Executive Officer	2005
Andrew M. O'Shea	47	Chief Financial Officer and Secretary	1995
Michael V. Silin	49	General Director, CCTV	2004
Vitaly V. Spassky	30	Senior Vice President	2004

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

It has been widely reported in the Russian and foreign media that the Russian government is exerting pressure on the so-called ‘‘oligarchs’’ to cause them to divest their commercial interests in certain areas of economic activity. The media have also reported that the government has exerted significant influence on companies owned or controlled by the oligarchs through tax inspections, management changes, threats of and actual prosecution of management and key officials, and other means. Real and perceived pressure on the oligarchs and their businesses has seriously affected the economic activities of these enterprises and their management. If the current or future governments in Russia were to apply similar pressure on the Company, our subsidiaries, on Renova Media or its affiliates, or on COMCOR, it could have serious adverse effects on our operations and financial results. Such effects could include, but would not be limited to, the inability of the board of directors to act independently from external pressure and the distraction of our management from our day-to-day operations.

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

Year ended December 31, 2005	High	Low	Close
January-March, 2005	$7.75	$4.60	$5.30
April-June, 2005	$7.80	$3.81	$5.51
July-September, 2005	$6.28	$5.04	$5.21
October-December, 2005	$5.99	$4.60	$5.38

Ten-Month Period ended December 31, 2004	High	Low	Close
March-May, 2004	$11.99	$6.80	$7.40
June-August, 2004	$ 8.92	$6.51	$8.50
September-November, 2004	$ 9.89	$5.95	$6.39
December 2004	$ 6.75	$4.51	$6.14

The Company has not paid dividends on its Common Stock since the fiscal year ended February 28, 1993 and it has no intention to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

The Company’s board of directors adopted and approved the Company’s 2003 Stock Plan (the “2003 Stock Plan”) effective as of September 2, 2003.  Pursuant to the 2003 Stock Plan, the Company may award up to 330,000 shares of its Common Stock.  This plan was implemented to provide incentives to attract and retain officers, directors and key employees.  The compensation committee of the board of directors administers the 2003 Stock Plan and may grant restricted stock or stock free from any transfer, vesting or forfeiture restrictions.  During the year ended December 31, 2005, the ten-month period ended December 31, 2004 and the year ended February 28, 2004, a total of 38,523 shares, 59,433 shares and 0 shares, respectively, of the Company’s Common Stock were granted pursuant to the 2003 Stock Plan.

The Company’s 2003 Stock Option Plan (the “2003 Stock Option Plan”) was adopted by our board of directors on September 2, 2003.  This plan was approved by the stockholders on October 27, 2003.  Our board of directors adopted amendments to the stock option plan and such amendments were approved by our stockholders on December 15, 2004.  As a result of the amendments, the Company may now grant options to acquire up to a total of 1,700,000 shares of our Common Stock.  This plan was adopted to provide incentives to attract and retain officers, directors and key employees, and it is administered by our board of directors, or a committee appointed by the board, which determines recipients and types of options to be granted, including the vesting schedule, the number of shares subject to the options and the exercisability of the options.  During the year ended December 31, 2005, 1,890,974 options were issued pursuant to the 2003 Stock Option Plan, 766,595 options were cancelled during the year and 437,455 options were afforded accelerated vesting and a change in the option terms to allow cashless exercise.  During the ten-month period ended December 31, 2004 and the year-ended February 28, 2004, 95,000 options and 0 options, respectively, were issued pursuant to the 2003 Stock Option Plan.

The following table sets forth a description of our equity compensation plans as of December 31, 2005.  The outstanding stock options granted pursuant to a plan approved by security holders relate to options issued pursuant to the 2003 Stock Option Plan and a plan which expired during FY01.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,137,424	$5.28	628,665
Equity compensation plans not approved by security holders	-	-	-
Total	1,137,424	$5.28	628,665

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

	Year Ended December 31,	Ten Month Ended December 31,	Fiscal Years Ended February 28/29,
	2005 (Restated)[3]	2004	2004	2003	2002
Revenue	$ 10,603	$ 6,132	-	-	-
Gross margin	2,114	949	-	-	-
Loss from continuing operations[1]	(10,752)	(5,151)	$(2,158)	$(2,050)	$(1,700)
Net (loss) income	(10,752)	(5,151)	(2,158)	(446)	528
(Loss) income applicable to common Shareholders	(21,758)	(5,341)	(2,440)	(728)	242
Income (loss) from continuing operations per common share, basic and diluted	(2.46)	(0.62)	(1.12)	(1.11)	0.93
(Loss) income per common share, basic and diluted	(2.46)	(0.62)	(1.12)	(0.35)	0.12
Depreciation, amortization and interest accretion	2,618	1,806	243	293	1,581

Balance Sheet Data	December 31,		February 28/29,
	2005 (Restated)[3]	2004	2004	2003	2002
Total assets	$74,708	$51,058[3]	$50,532	$19,045	$25,269
Total debt	22,582	6,969	3,539	2,081	4,959
Stockholders’ equity	42,381	33,096	37,422	13,102	13,751
Book value per common share[2]	2.94	3.47	4.02	4.57	4.90

The Company did not consolidate the results of operations of CCTV prior to the ten month period ended December 31, 2004, and it did not consolidate CCTV’s balance sheet prior to February 29, 2004.

1 Losses from continuing operations exclude the results of operations of the Company’s Electronic segment as a result of its sale in March 2002.

2 Book value per common share in 2005 assumes the conversion of the Series B Preferred Stock.

3 See Note 30 to the Consolidated Financial Statements for a discussion of the restatement of the consolidated financial statements as of and for the year ended December 31, 2005

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

During 2005, we generated $10,603,000 of revenues and reported a net loss of $10,752,000.  In addition, we have recorded a non-cash charge to accumulated deficit of $10,781,000 relating to the beneficial conversion feature of the Series B Preferred Stock issued to

Renova Media due to its issue price being less than the market value of the Company’s Common Stock, into which the Series B Preferred Stock converts on a share-for-share basis.  This has been factored in the calculation of our loss per share, which was $2.46 per share, basic and diluted. The beneficial conversion feature charge comprises approximately $1.22 per share of the reported loss per share.  The Series B Preferred Stock is convertible into our Common Stock on a share-for-share basis, has no rights to dividend payments, and carries a liquidation preference through January 13, 2009.  Due to the fact that we incurred a loss in 2005, the assumed conversion of the Series B Preferred Stock has been excluded from the calculation of our loss per share because such assumed conversion would have an anti-dilutive effect.  Had such Series B Preferred Stock been included in the calculation, our loss per share for 2005 would have been reduced from $2.46 to $1.65.   Furthermore, if the non-cash beneficial conversion feature charge was also excluded, the net loss per share on the larger share base would have been $0.83.

We have incurred losses in recent years and the expansion of our business activities requires a significant amount of capital to meet our cash flow requirements. Although we seek to raise an adequate amount of funds from bank financing, a private placement of debt or equity securities or from a public offering of its securities, there can be no assurance as to our ability to be successful in these efforts.  We have received the commitment from Renova Media that it will provide us with sufficient capital, either debt or equity, on terms Renova Media deems satisfactory, to ensure that our operations will continue uninterrupted for a period not less than one year from the date of the filing of this Form 10-K for the year ended December 31, 2005.  Renova Media is controlled by Victor Vekselberg and is primarily a holding company which holds among other investments, shares of the Company’s Series B Preferred Stock and warrants.  This commitment has been further supported with $5.0 million of escrowed funds from Renova US Holdings, an affiliate of Renova Media, if we require such escrowed funds, it will be drawn in the form of an 18 month 12% convertible note with 150% warrant coverage based on the market price of our Common Stock on the date we receive any funds.

Additionally, the Company's Board of Directors have instructed management, that if commitments of new capital (either equity financing and/or long-term debt), are not obtained by April 30, 2006, to halt further commitments of expenditures on the buildout of the network, and to conduct our business activities in a manner that will enable our operations to continue uninterrupted with existing cash resources until we have secured additional financing arrangements.  The Company has prepared cash flow projections under this assumption and estimates that its existing cash and cash flows will be sufficient to fund the Company's activities at least through one year from the date of our original filing of the Form 10-K on April 27, 2006.

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

RESTATEMENT

We are restating our consolidated financial statements for the year ended December 31, 2005 for adjustments to reflect the correction of two errors identified in our accounting for deferred income taxes.  As further described in Note 30 to the Company’s consolidated financial statements included in this Form 10-K/A for the year ended December 31, 2005, adjustments have been recorded to correct the deferred tax balances as of December 31, 2005, and for the year then ended as a result of (i) the enactment of a new tax law in

Russia which was not properly accounted for, and (ii) purchase price accounting adjustments for CCTV to reduce net deferred tax liabilities and a corresponding adjustment to goodwill to recognize required deferred tax assets.  These errors were identified during the preparation of our Form 10-Q for the period ended June 30, 2006.

The restated financial statements do not affect our cash position, any element of previously reported loss before income taxes, the business outlook for future fiscal periods including future cash flows from operations. The impact of the adjustment on the consolidated balance sheets, consolidated financial statements of operations, and consolidated statements of stockholders’ equity is shown in Note 30 to our consolidated financial statements included in this Form 10−K/A.

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

(amounts in thousands)	2005	2004	Percent Change
		(unaudited)
Television services	$ 2,412	$ 1,698	42.0%
Internet access services	7,061	3,876	82.2%
Connection fees and equipment sales	900	178	405.6%
Subscription revenue, connections fees and equipment sales	10,373	5,752	80.3%
Other revenue	230	380	(39.5%)
Total revenue	10,603	6,132	72.9%
Cost of sales	8,489	5,183	63.8%
Gross margin	$ 2,114	$ 949	122.8%

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

Investment income and other income

Significant components of investment income and other income are as follows (in thousands):

	2005	2004
		(unaudited)
Net gains from domestic trading portfolio	$ 230	$331
Rental income	310	310
Interest and dividends	565	40
Change in deferred compensation accounts	16	3
Ultrasonics royalties	-	82
Precious metal recovery and other	6	140
Total	$1,127	$906

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

Income tax benefit

The income tax benefit for the year ended December 31, 2005 of $1,535,000 included a deferred tax benefit of $1,134,000 and a current tax benefit of $401,000.  During the year ended December 31, 2005, changes in Russian tax legislation were enacted that enhanced the Company’s ability to utilize net operating loss carryforwards against future taxable income.  The tax law changes increased the rate at which the Company is able to offset net operating loss carryforwards against income recognized as a result of the reversal of temporary differences for which the Company has recorded deferred tax liabilities.  The Company had previously provided a valuation allowance for the entire deferred tax asset related to net operating loss carryforwards.  In 2005, the Company also recognized a $362,000 reversal of earlier current tax accruals relating to a favorable ruling regarding a Pennsylvania state tax matter.  These factors have resulted in an effective tax benefit rate of 12.5% for 2005, as compared to 2.9% for 2004.

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

	Ten Months Ended December 31, 2004	2003	Change
		(unaudited)
Television services	$1,698	$ 822	106.6%
Internet access services	3,876	1,804	114.9%
Connection fees and equipment sales	178	421	(57.7%)
Subscription revenues, connection fees and equipment sales	5,752	3,047	88.8%
Other revenue	380	599	(36.6%)
Total revenue	6,132	3,646	68.2%
Cost of sales	5,183	5,000	3.7%
Gross margin (deficit)	$ 949	$(1,354)	-

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

CCTV’S Cost of Sales

CCTV’s cost of sales during FY04 and FY03 were comprised as follows (in thousands):

	FY04	FY03
MFON Charges from COMCOR	$ 1,123	$ 883
Depreciation and amortization	1,879	1,411
Equipment	657	386
All other	1,341	1,351
	$ 5,000	$ 4,031

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

We have used cash to fund our operating losses and the construction of our HFC Network since inception and we remain dependent upon external financing to continue these activities. In the first quarter of 2006, we have continued the expansion of our HFC Network. In addition, we have also continued to invest in the growth of our subscriber base, which require funds to pay for both current and deferred installation and equipment costs, and thus, contribute to a continuing requirement for funds.  During the first quarter of 2006 we received $10 million from Renova Media under the RM Term Loan, and we also received a commitment from Renova Media to provide us with sufficient capital, either debt or equity, on terms Renova Media deems satisfactory, to ensure that our operations will continue uninterrupted for a period of no less than one year from the date of our filing this Annual Report.  Renova Media is controlled by Victor Vekselberg and is primarily a holding company which holds, among other investments, share of the Company’s Series B Preferred Stock and warrants.  Should we require this additional funding, we do not know the terms on which Renova Media will offer the funding or the resulting impact of such terms on the share price of our Common Stock, or our ability to secure future funding from other parties.  This commitment has been further supported with a guarantee and $5.0 million of escrowed funds from Renova US Holdings, an affiliate of Renova Media.  If we require such escrowed funds, they will be drawn in the form of an 18 month 12% convertible note with 150% warrant coverage based on the market price of our Common Stock on the date we receive any funds.  Further, we cannot give any assurance that the funding provided by Renova Media to date, or that which may be provided in the future, will be sufficient to enable us to continue the construction of the HFC Network to cover a sufficiently desirable portion of Moscow, or to otherwise position us to attract adequate subscriptions to increase recurring revenues with the goal of achieving profitability and positive cash flows.  Although we seek to raise an adequate amount of funds from bank financing, a private placement of debt or equity securities or from a public offering of our securities, there can be no assurance as to our ability to be successful in these efforts,    or the terms of such funding if we are successful.  Additionally, the Company's Board of Directors has instructed management, that if commitments of new capital (either equity financing and/or long-term debt), are not obtained by April 30, 2006,   to halt further commitments of expenditures on the buildout of the network and to conduct our business activities in a manner that will enable our operations to continue uninterrupted with existing cash resources until we have secured additional financing arrangements.  The Company has prepared cash flow projections under this assumption and estimates that its  existing cash resources and cash flows will be sufficient to fund the Company’s activities at least through one year from the date of our filing of this Form 10-K.

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

The following table presents our contractual obligations as of December 31, 2005 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$35,655	$779	$ 892	$ 33,984	$ -
Operating leases Severance costs	519 354	519 354	- -	- -	- -
Purchase obligations	4,553	4,553	-	-	-
Total contractual cash obligations	$41,081	$6,205	$ 892	$ 33,984	$ -

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

The Company’s capital expenditures, including $368,000 of unpaid capitalized interest, for the year ended December 31, 2005 are summarized as follows (in thousands):

	Q1	Q2	Q3	Q4	Total
Line extensions (network costs associated with entering new service areas)	$1,435	$3,075	$2,825	$5,807	$13,142
Scalable infrastructure (primarily internet equipment and digital television platform)	285	196	-	606	1,087
Other administrative	133	40	390	698	1,261
	$1,853	$3,311	$3,215	$7,111	$15,490

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

Interest Rate Risk

The majority of the Company’s debt obligations, including the RM Term Loan and the 10½% Subordinated Debenture carry a fixed rate of interest.  However, at December 31, 2005, the Company had a mortgage loan payable with a remaining principal balance of $1,583,000 which bore interest at the rate of 6.54%, which was based on the LIBOR rate in effect at the origination of the loan.  In March 2006, this loan was refinanced and the balance increased to $2,800,000.  The revised term calls for a fixed rate of interest at 6.54%.

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

10.9

Employment Agreement dated as of July 7, 2005, by and between Moscow CableCom Corp.  and Andrew M. O'Shea, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2005 (Commission File No. 0-1460).

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

31.2

Certificate of Chief Financial Officer.*

32

   Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 20, 2006.

MOSCOW CABLECOM CORP.	MOSCOW CABLECOM CORP.
Registrant	Registrant

/s/ Mikhail A. Smirnov	/s/ Andrew M. O’Shea
Mikhail A. Smirnov	Andrew M. O’Shea
Chief Executive Officer	Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Andrew Intrater	Chairman and Director	October 20, 2006
Andrew Intrater

/s/ Mikhail A. Smirnov	Chief Executive Officer and Director	October 20, 2006
Mikhail A. Smirnov

/s/ Oliver R. Grace, Jr.	Director	October 20, 2006
Oliver R. Grace, Jr.

/s/ Jay M. Haft	Director	October 20, 2006
Jay M. Haft

/s/ Ivan Y. Isakov	Director	October 20, 2006
Ivan Y. Isakov

/s/ Valentin V. Lazutkin	Director	October 20, 2006
Valentin V. Lazutkin

/s/ James J. Pinto	Director	October 20, 2006
James J. Pinto

/s/ Vladimir A. Serdyuk	Director	October 20, 2006
Vladimir A. Serdyuk

/s/ David R. Van Valkenburg	Director	October 20, 2006
David R. Van Valkenburg

/s/ Alexander R. Vladislavlev	Director	October 20, 2006
Alexander R. Vladislavlev

/s/ Andrew M. O’Shea Andrew M. O’Shea	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	October 20, 2006

CONSOLIDATED FINANCIAL STATEMENTS

Moscow CableCom Corp.

Consolidated Balance Sheets as of December 31, 2005 and 2004.	42

Consolidated Statements of Operations for year ended December 31, 2005, the ten-month transition period ended December 31, 2004 and the fiscal year ended February 29, 2004.	43

Consolidated Statements of Changes in Stockholders’ Equity for year ended December 31, 2005, the ten-month transition period ended December 31, 2004 and the fiscal year ended February 29, 2004.	44

Consolidated Statements of Cash Flow for year ended December 31, 2005, the ten-month transition period ended December 31, 2004 and the fiscal year ended February 29, 2004.	45

Notes to Consolidated Financial Statements.	46

Report of Independent Registered Public Accounting Firm.	67

Schedule II – Valuation and Qualifying Accounts.	68

MOSCOW CABLECOM CORP.
Consolidated Balance Sheets
 (in thousands, except per share data)

	December 31,	December 31,
	2005	2004
Assets	(restated, see Note 30)
Current assets:
Cash and cash equivalents	$ 5,442	$ 1,817
Marketable securities (Note 5)	3,322	-
Trade receivables, less allowance for doubtful accounts of $111 and $90	252	192
Inventories, net (Note 6)	1,237	681
Taxes receivable (Note 13)	3,523	1,751
Deferred costs, current	470	407
Deferred income taxes (Note 13)	398	-
Prepaid expenses and other current assets	1,845	682

Total current assets	16,489	5,530
Property, plant and equipment, net (Note 7)	25,730	17,423
Construction in progress and advances (Note 8)	9,563	4,547
Prepaid pension expense (Note 18)	5,111	4,927
Intangible assets, net (Note 9)	4,850	5,456
Goodwill (Note 9)	4,409	4,409
Investment in Institute for Automated Systems (Note 10)	7,128	7,585
Deferred costs, noncurrent	712	642
Other assets	716	539

Total assets	$ 74,708	$ 51,058
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt (Note 12)	$ 598	$ 4,598
Payable to affiliate	531	1,584
Accounts payable and accrued liabilities (Note 11)	4,849	4,158
Deferred revenue, current	354	392

Total current liabilities	6,332	10,732
Note payable to shareholder (Notes 3 and 12)	20,211	-
Long-term debt, less current maturities (Note 12)	1,773	2,371
Other long-term obligations	720	832
Deferred revenue, noncurrent	380	380
Deferred income taxes (Note 13)	2,911	3,647

Total liabilities	32,327	17,962
Commitments and contingencies (See Notes 21 and 23)
Stockholders’ equity:
Series A cumulative convertible preferred stock, no par value; 800,000 shares authorized; 150,144 shares issued and outstanding; liquidation preference $18.75 per share (Note 14)	2,792	2,792
Series B convertible preferred stock, $.01 par value, 25,000,000 shares authorized 4,500,000 shares issued and outstanding (Note 15)	45	-
Common stock, $.01 par value; 40,000,000 shares authorized; 8,860,746 shares and 8,799,541 shares, respectively, issued and outstanding	89	88
Additional paid-in capital	66,243	35,246
Accumulated deficit	(26,608)	(4,850)
Treasury stock, at cost, 24,500 shares	(180)	(180)

Total stockholders’ equity	42,381	33,096

Total liabilities and stockholders’ equity	$ 74,708	$ 51,058

The accompanying notes are an integral part of these consolidated financial statements.

MOSCOW CABLECOM CORP.
Consolidated Statements of Operations
 (in thousands, except per share data)

Year ended December 31,		Ten-month period ended December 31,	Fiscal year ended February 29,
2005		2004	2004
Sales and revenues	(restated, see Note 30)
Subscription revenue, connection fees and equipment sales	$10,373	$5,752	$ -
Other	230	380	-

Total revenue	10,603	6,132	-

Cost of sales
Services from related party (Note 25)	2,454	1,310	-
Salaries and benefits	1,348	1,143	-
Depreciation and amortization	2,177	1,451	-
Other	2,510	1,279	-

Total cost of sales	8,489	5,183	-

Gross margin	2,114	949	-

Operating expenses
Salaries and benefits	6,489	2,851	670
Depreciation	441	349	238
General and administrative	5,582	3,626	2,048

Total operating expenses	12,512	6,826	2,956

Operating loss	(10,398)	(5,877)	(2,956)

Other income (expense):
Equity in losses of Institute for Automated Systems	(457)	(347)	-
Equity in losses of Moscow Broadband Communication Ltd.	-	-	(643)
Investment income and other income	1,127	677	1,629
Interest expense	(2,452)	(317)	(245)
Foreign currency transactions (loss)gain	(107)	20	-
Loss from operations before income taxes	(12,287)	(5,844)	(2,215)
Income tax benefit (Notes 13 and 30)	1,535	168	57
Losses of subsidiaries prior to consolidation	-	525	-

Net loss	(10,752)	(5,151)	(2,158)
Preferred dividends	(225)	(190)	(282)
Beneficial conversion feature (Note 3)	(10,781)	-	-

Loss applicable to Common Stockholders	$(21,758)	$(5,341)	$(2,440)
Loss per common share:
BASIC AND DILUTED:	$(2.46)	($0.62)	$(1.12)

     The accompanying notes are an integral part of these consolidated financial statements.

MOSCOW CABLECOM CORP.
Consolidated Statements of Changes in Stockholders’ Equity
 (in thousands, except per share data)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit) (restated)	Treasury Stock	Total Stockholders’ Equity (restated)

Balance February 28, 2003	$3,497	$ -	$21	$6,653	$2,931	$ -	$13,102

Acquisition of CCTV and Moscow Broadband	-	-	63	26,249	-	-	26,312
Payment of liabilities	-	-	-	138	-	-	138
Stock grants	-	-	-	287	-		287
Exercise of stock options	-	-	-	23	-	-	23
Net loss	-	-	-	-	(2,158)	-	(2,158)
Preferred dividends	-	-	-	-	(282)	-	(282)

Balance February 29, 2004	3,497	-	84	33,350	491	-	37,422

Redemption of Preferred Stock	(165)	-	-	-	-	-	(165)
Conversion of Preferred Stock	(540)	-	1	539	-	-	-
Stock grants	-	-	1	453	-	-	454
Shares issued to COMCOR	-	-	2	927	-	-	929
Common stock activity in deferred compensation trusts, net	-	-	-	(23)	-	(180)	(203)
Net loss	-	-	-	-	(5,151)	-	(5,151)
Preferred dividends	-	-	-	-	(190)	-	(190)

Balance December 31, 2004	2,792	-	88	35,246	(4,850)	(180)	33,096

Series B Preferred Stock and warrants issued, net of $2,980 of transaction costs	-	45	-	19,475	-	-	19,520
In-the-money stock options granted, net of forfeitures	-	-	-	516	-	-	516
Stock grants	-	-	-	215	-	-	215
Exercise of stock options	-	-	1	10	-	-	11
Beneficial conversion feature of Series B Preferred Stock	-	-	-	10,781	(10,781)	-	-
Net loss	-	-	-	-	(10,752)	-	(10,752)
Preferred dividends	-	-	-	-	(225)	-	(225)

Balance December 31, 2005, restated, see Note 30	$2,792	$45	$89	$66,243	$(26,608)	$(180)	$42,381

The accompanying notes are an integral part of these consolidated financial statements.

MOSCOW CABLECOM CORP.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,	Ten-month period ended December 31,	Fiscal year ended February 29,
	2005	2004	2004
	(restated, see Note 30)
Cash flows from operating activities:
Net loss	$(10,752)	$(5,151)	$ (2,158)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of Moscow Broadband Communication	-	-	643
Equity in losses of Institute for Automated Systems	457	347	-
Losses of subsidiary prior to consolidation	-	(525)	-
Depreciation and amortization	2,619	1,806	243
Net change in valuation accounts for receivables, inventory and construction in progress	825	163	-
Loss on disposal of fixed assets	35	-	-
Stock-based compensation	731	453	287
Deferred income taxes	(1,134)	(205)	152
Realized gains from securities and investments	(208)	(1,276)	(657)
Unrealized gains from securities and investments	(22)	1,060	(439)
Pension income	(184)	(173)	(163)
Changes in operating assets and liabilities net of changes from the acquisition of CCTV and Moscow Broadband in February 2004:
Accounts and other receivables	(81)	(118)	(19)
Inventories	(873)	126	-
Prepaid expenses and other assets	(2,649)	(997)	103
Deferred costs	(133)	(1,453)	-
Deferred revenue	(38)	772	-
Accounts payable, accrued liabilities and other obligations	24	1,682	304

Net cash used in operating activities	(11,383)	(3,489)	(1,704)
Cash flows from investing activities:
Investment in and advances to CCTV	-	-	(3,649)
Purchase of property, plant and equipment	(15,490)	(4,127)	(42)
Purchases of marketable securities	(8,417)	(452)	(1,400)
Proceeds from sales of marketable securities	5,325	3,565	1,408

Net cash used in investing activities	(18,582)	(1,014)	(3,683)
Cash flows from financing activities:
Proceeds from issuance of Series B Preferred Stock, net of $2,980 of expenses	19,520	-	-
Proceeds from loans from shareholder, net of $463 fee in 2005	18,037	4,000	-
Interest expense capitalized into principal	1,711	-	-
Principal payments on term debt	(4,598)	(570)	(542)
Proceeds from mortgage loan, net	-	-	1,966
Payment for purchase of additional IAS shares	(866)	-	-
Redemptions of preferred stock	-	(165)	-
Stock options exercised	11	-	23
Preferred dividends paid	(225)	(185)	(282)

Net cash provided by financing activities	33,590	3,080	1,165

Net increase (decrease) in cash and cash equivalents	3,625	(1,423)	(4,222)
Cash acquired in CCTV and Moscow Broadband acquisitions	-	-	1,183
Cash and cash equivalents, beginning of period	1,817	3,240	6,279

Cash and cash equivalents, end of period	$ 5,442	$ 1,817	$ 3,240

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

Although the Company seeks to raise an adequate amount of funds from bank financing, a private placement of debt or equity securities or from a public offering of its securities, there can be no assurance as to its ability to be successful in these efforts. Additionally, the Company's Board of Directors has instructed management, that if commitments of new capital (either equity financing and/or long-term debt), are not obtained by April 30, 2006,   to halt further commitments of expenditures on the buildout of the network and to conduct our business activities in a manner that will enable our operations to continue uninterrupted with existing cash resources until we have secured additional financing arrangements.  The Company has prepared cash flow projections under this assumption and estimates that its  existing cash resources and cash flows will be sufficient to fund the Company’s activities at least through one year from the date of our original filing of the Form 10-K on April 27, 2006.

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

Property, Plant and Equipment

Property and equipment is stated at cost less accumulated depreciation using the straight-line method over the estimated useful lives of the respective assets. In accordance with SFAS No. 51, “Financial Reporting by Cable Television Companies”, the Company capitalizes costs associated with the construction of new cable transmission and distribution facilities and the subscriber equipment provided upon the installation of new cable services such as digital cable or high speed Internet. Capitalized construction and installation costs include materials, labor and applicable indirect costs and interest. Installation costs include (i) labor, material and overhead costs related to the initial connection (or "drop") from the Company's cable plant to a customer location and, (ii) the replacement of a drop. The costs of other customer-facing activities, such as reconnecting customer locations where a drop already exits, disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. The Company's methodology for capitalization of construction and installation costs is based on a standard costing model using actual costs.

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

Year Ended	Ten months Ended December 31, 2004		Year Ended February 28, 2004
December 31, 2005 (restated)
Loss applicable to common shareholders:
As reported	$(21,758)	$(5,341)	$(2,440)
Add back stock based compensation expensed	516	-	-
Deduct total stock based employee compensation expense determined under fair value method	(1,765)	(81)	-
Pro forma	$(23,007)	(5,422)	$ (2,440)
Income (loss) per share – basic and diluted (see Note 16):
As reported	$(2.46)	$ (0.62)	$ (1.12)
Pro forma	$(2.60)	$ (0.63)	$ (1.12)

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

Income Taxes

Income taxes are determined using the asset and liability approach prescribed by SFAS No.109 “Accounting for Income Taxes”.  This method gives consideration to the future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates.  A valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized in the future.  In accordance with SFAS No. 109, the Company records its net deferred tax assets and liabilities as current or noncurrent based on the classification of the related asset or liability for financial reporting, or for deferred tax positions that are not associated with an asset or liability for financial reporting, including those relating to net operating loss carryforwards, based on the expected reversal date of the temporary differences.  See Note 30 for discussion of the restatement of the Company’s consolidated financial statements to reflect the correction of errors in the accounting for the valuation allowance relating to deferred tax assets arising from net operating losses.

Russian Taxation

Russian tax, currency and customs legislation is subject to varying interpretations and changes, which can occur frequently. Management's interpretation of such legislation, as applied to the transactions and activity of the Company, including those between and among the Company and its consolidated subsidiaries, may be challenged by the relevant regional and federal authorities. Recent events within the Russian Federation suggest that the tax authorities may be taking a more assertive position in their interpretation of the legislation and assessments, and it is possible that transactions and activities that have not been challenged in the past may be challenged. As a result of both Company activities across various jurisdictions and the recent approach of tax authorities, significant additional taxes, penalties and interest may be assessed.  Fiscal periods remain open to review by the authorities in respect of taxes for three calendar years preceding the year of review.  Under certain circumstances reviews may cover longer periods.  The Company received notice in December 2005 that the tax authorities, as a part of their standard process, intend to review income tax returns for CCTV for 2002, 2003 and 2004.  No such review has commenced as of April 25, 2006.

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

Reporting and functional currency

The U.S. dollar is the functional currency and reporting currency of the Company.  Through December 31, 2005, the U.S. dollar, as opposed to the Russian ruble, has been used as the functional currency of CCTV and IAS, an equity investee.  Gains and losses from foreign currency transactions are included in the statement of operations.

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

The consideration for the acquisition of CCTV and MBC was valued at $30.7 million, which includes the cash contribution of $3.5 million in May 2003 and $27.2 million resulting from the value of shares of Common Stock issued using the market price of $4.21 per share for the Company’s Common Stock at the time the agreements were reached and announced in May 2003.  The purchase price has been allocated, after the adjustment relating to the restatement of the Company’s financial statements, as discussed in Note 30 as follows (in thousands) (restated):

Cash	$ 1,042
Inventories	732
Other current assets	2,086 2,02,086
Construction in process and advances	4,812
Fixed assets	9,588
Deferred income tax assets	154
Investment in IAS	7,054
Intangible assets and goodwill	10,471
Current liabilities	(3,183)
Deferred tax liabilities	(2,004)
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

(6)

Inventories

Inventories consist of the following (in thousands):

	December 31, 2005	December 31, 2004
Installation equipment	$ 1,538	$ 819
Other	197	43
Provision of obsolescence	(498)	(181)
	$ 1,237	$ 681

(7)

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2005	December 31, 2004
Land, building and improvements	$ 6,410	$ 6,410
Network equipment	18,701	11,722
Internet equipment	2,648	1,561
Other	4,387	2,268
	32,146	21,961
Less accumulated depreciation	(6,416)	(4,538)
	$ 25,730	$ 17,423

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

        (8)           Construction in Progress and Advances

Construction in progress and advances consist of the following (in thousands):

	December 31, 2005	December 31, 2004
Advances	$1,874	$ 250
Construction in process	2,217	1,071
Materials and equipment	5,035	3,379
Other	968	140
Capitalized interest	249	-
Provision for obsolescence	(780)	(293)
Total	$9,563	$4,547

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

At December 31, 2005, intangible assets were comprised as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Agreement with COMCOR	$3,490	$ (698)	$2,792
Broadcasting licenses	2,572	(514)	2,058
Totals	$6,062	$ (1,212)	$4,850

Amortization expense relating to intangible assets totaled $606,000 in each of the years ended December 31, 2005 and TP 2004, and $0 during FY03.

Goodwill recorded in connection with the acquisition of CCTV, as adjusted for the restatement of the Company’s financial statements, as discussed in Note 30, represents the excess of the acquisition price over the identified tangible and intangible assets of CCTV.  In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the balance of goodwill is not being amortized, but it is tested for impairment at least annually. The impairment test involves a comparison of the fair value of a reporting unit as defined under SFAS No. 142, with the carrying amounts of the related assets.  If the aggregated carrying amount of the reporting unit’s assets exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired.  The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit’s goodwill exceeds implied goodwill based on the allocation of the reporting unit’s fair value.

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

Balance Sheet	December 31, 2005	December 31, 2004
Current assets	$ 1,347	$ 1,251
Non-current assets	7,354	7,912
Total assets	$ 8,701	$ 9,163
Current liabilities	$ 691	$ 836
Non-current liabilities	434	-
Total liabilities	1,125	836
Shareholders’ equity	7,576	8,327
	$ 8,701	$ 9,163

Statement of Operations	December 31, 2005	December 31, 2004	December 31, 2003
Revenues	$ 5,851	$ 5,335	$ 5,425
Cost of revenues	(4,851)	(4,227)	(3,962)
Operating expenses	(1,729)	(1,633)	(2,272)
Loss from operations	(729)	(525)	(809)
Interest expense, net	(22)	(207)	-
Income tax expense	-	(66)	(17)
Net loss	$ (751)	$ (798)	$ (826)

(11)

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31, 2005	December 31, 2004
Advances from subscribers	$ 1,552	$ 965
Employee compensation	754	396
Accrued interest	566	56
Accrued preferred dividends	75	75
Income taxes	30	527
Accrual for IAS investment	-	866
Other	1,872	1,273
	$ 4,849	$ 4,158

As discussed in Note 9, in December 2004 the Company acquired additional shares of IAS for $866,000, which had not been paid for as of December 31, 2004.  This amount was paid in 2005.

(12)

Note Payable to Shareholder and Long-Term Debt

Note payable to Shareholder and Long-term debt consist of the following (in thousands):

	December 31, 2005	December 31, 2004
RM Term Loan, due January 2010, interest at 12.0%, payable quarterly, secured by substantially all company assets	$ 20,211	$ -
Convertible subordinated debentures, due October 2007; interest at 10.5% payable semi-annually; annual principal payments through maturity, unsecured	788	1,219
Mortgage loan, due June 2010; interest at LIBOR plus 2.25%; monthly principal payments of $14	1,583	1,750
Short-term bridge loan, due at closing of Renova Media financing, interest at 12.0%	-	4,000
	22,582	6,969
Less current maturities	(598)	(4,598)
	$ 21,984	$ 2,371

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

The mortgage loan is secured by a pledge of a real estate property owned by the Company’s subsidiary, Andersen Land Corp., which at December 31, 2005 has a net carrying value of $2,835,000, and an assignment of the rents.  The loan calls for the interest rate to be reset at various intervals of one to nine months at the Company’s discretion, based on the prevailing LIBOR rate.  The mortgage loan required Andersen Land Corp. to meet a quarterly debt service earnings covenant. Subsequent to December 31, 2005, this mortgage was refinanced as described in Note 29.

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

Maturities of long-term debt for each of the next five fiscal years as of December 31, 2005 are as follows (in thousands):

2006	$ 598
2007	524
2008	167
2009	166
2010	21,127
$ 22,582

(13)

Income Taxes

Income tax expense (benefit), as restated (see Note 30), consists of the following (in thousands):

	Year ended December 31,	Ten Months ended December 31,	Fiscal Year ended February 29,
	2005 (restated)	20044	2004
Current Federal	$ (69)	$ -	$(314)
Current State	(332)	37	104
Deferred Federal	36	(6)	61
Deferred State	37	(2)	92
Deferred foreign	(1,207)	(197)	-
Income tax benefit	$ (1,535)	$ (168)	$ (57)

The difference between the actual income tax expense (benefit) and the income tax expense (benefit) computed by applying the statutory Federal income tax rate of 34% and the Russian income tax rate of 24% to income (loss) before income taxes is attributable to the following (in thousands):

	Year ended December 31,	Ten Months ended December 31,	Fiscal Year ended February 29,
	2005 (restated)	2004	2004
Income tax benefit at statutory rates	$ (4,178)	$ (1,751)	$(753)
Effect of foreign tax rate differences	1,562	324	-
State income taxes, net of Federal impact	(179)	23	2
Valuation allowance	611	1,509	707
Other	649	(273)	(13)
Income tax benefit	$(1,535)	$ (168)	$ (57)

The principal components of the net deferred tax assets (liability) as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31, 2005 (restated)	December 31, 2004
Deferred tax liabilities:
Fixed asset basis differences	$ (631)	$ (614)
Construction in process and advances	(1)	(1)
Pension	(2,016)	(1,944)
Intangible assets	(1,363)	(1,490)
Deferred costs	(782)	(417)
Investment in IAS	(558)	(577)
Unrealized gains on marketable securities, net	(8)	-
Total deferred tax liabilities	(5,359)	(5,043)
Deferred tax assets:
Post-retirement benefits other than pensions	286	294
Accruals and provisions	445	166
Deferred revenue	382	272
Federal and State credit carry-forwards	404	404
Federal, State and foreign, net operating loss carry forwards	3,152	1,472
Valuation allowance	(1,823)	(1,212)
Total deferred tax assets	2,846	1,396
Net deferred tax liabilities	$(2,513)	$(3,647)

At December 31, 2005, the Company had $404,000 of Federal alternative minimum tax credit carry-forwards that have no expiration date.   A valuation allowance of $1,823,000 has been established at December 31, 2005 against the U.S. and Russian net operating loss carryforwards, credit carryforwards and other net deferred tax assets to the extent it is more likely than not that these items will not be realized.

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

(16)

(Loss) Income Per Share

The computation of basic and diluted (loss) income per share is as follows (in thousands, except per share amounts):

Year ended		Ten months ended December 31, 2004	Year ended February 29, 2004
	December 31, 2005 (restated)
Numerator for basic and diluted earnings per share:
(Loss) income applicable to common shareholders	$(21,758)	$(5,341)	$(2,440)
Denominator for basic earnings per share:
Weighted average shares outstanding	8,842	8,612	2,187
Effect of dilutive securities	-	-	-
Denominator for diluted earnings per share	8,842	8,612	2,187
Basic and diluted (loss) income per share	$(2.46)	$(0.62)	$(1.12)

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

During 2005, in conjunction with the termination of certain key employees, the Company canceled approximately 723,595 options and accelerated the vesting of 437,455 options were afforded accelerated vesting and a change in the option terms to allow cashless exercise.  In accordance with APB 25, such options were accounted for as "variable" options

Stock option activity under the Company’s plans was as follows:

Outstanding Options	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices
Balance as of February 28, 2003	68,500	$ 7.66	$3.81 - $13.50
Canceled	(6,000)	$ 4.97	$3.81 - $ 6.13
Exercised	(6,000)	$ 3.81	$ 3.81
Balance as of February 29, 2004	56,500	$ 8.35	$3.81 - $13.50
Issued	95,000	$ 6.61	$ 6.61
Canceled	-	-	-
Exercised	-	-	-
Balance as of December 31, 2004	151,500	$ 7.26	$3.81 - $13.50
Issued	1,890,974	$ 5.09	$5.00 - $6.11
Canceled	(766,595)	$ 5.26	$5.00 - $13.50
Exercised	(138,455)	$ 4.97	$3.81 - $5.00
Balance as of December 31, 2005	1,137,424	$ 5.28	$3.81 - $6.61

At December 31, 2005, the range of exercise prices and the weighted average remaining contractual life of the options was as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$6.61	95,000	$ 6.61	3.7 years	31,667	-
$6.11 - $6.13	13,000	$6.11	7.1 years	13,000	$6.11
$5.74	50,000	$5.74	9.5 years	50,000	$5.74
$5.16 - $5.21	669,924	$5.18	4.8 years	0	-
$5.00	302,000	$5.00	1.0 years	302,000	$5.00
$3.81	7,500	$ 3.81	.3 years	7,500	$ 3.81
	1,137,424	$ 5.28	3.9 years	404,167	$5.23

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

	Year Ended December 31, 2005	Ten Months Ended December 31, 2004	Fiscal Year Ended February 29, 2004
Changes in Benefit Obligations
Benefit obligation at beginning of year	$ 14,374	$ 13,999	$ 12,926
Service cost	29	24	27
Interest cost	805	819	813
Experience loss	100	81	-
Distributions	(1,163)	(1,016)	(889)
Effect of assumption changes	-	467	1,122
Benefit obligation end of year	14,145	14,374	13,999
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	15,762	15,438	14,283
Actual return on assets	2,141	1,340	2,044
Benefits paid	(1,163)	(1,016)	(889)
Fair value of plan assets at end of year	16,740	15,762	15,438
Funded status	2,595	1,388	1,439
Unrecognized net actuarial loss	2,518	3,542	3,318
Unrecognized past service cost	(2)	(3)	(3)
Prepaid pension expense	$ 5,111	$ 4,927	$ 4,754

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

Net pension (income) expense for the Company’s funded defined benefit plan in 2005, TP04 and FY04 includes the following components (in thousands):

	Year Ended December 31, 2005	Ten Months Ended December 31, 2004	Year Ended February 29, 2004
Service cost of benefits accrued	$ 29	$ 27	$ 27
Interest cost on projected benefit obligations	805	813	813
Expected return on plan assets	(1,147)	(1,108)	(1,108)
Amortization of net actuarial loss	129	106	106
Pension income	$ (184)	$ (162)	$ (162)

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

(24)

Supplemental Disclosure of Cash Flow Information

The information below supplements the cash flow data presented in the Company’s Consolidated Statements of Cash Flows (in thousands):

	Year ended December 31, 2005	Ten Months ended December 31, 2004	Year ended February 29, 2004
Cash paid (received) for:
Interest	$ 372	$ 325	$ 262
Income taxes, net	$(11)	$ 100	$(229)

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

(26)

Quarterly Financial Data (unaudited)

All amounts are presented in thousands, except for per share data.

2005 Quarterly Financial Data (As restated, see Note 30)	March 31	June 30 (restated)	September 30 (restated)	December 31 (restated)
Revenue	$2,231	$ 2,401	$2,411	$ 3,560
Cost of sales	1,488	1,624	2,128	3,249
Gross profit	743	777	283	311
Operating expenses	2,432	2,989	3,440	3,651
Operating loss	(1,689)	(2,212)	(3,157)	(3,340)
Equity in losses of IAS	(57)	(86)	(160)	(154)
Investment income and other income	249	342	282	254
Interest expense	(579)	(654)	(665)	(554)
Foreign currency translation gain (loss)	(3)	(72)	6	(38)
Loss before income taxes	(2,079)	(2,682)	(3,694)	(3,832)
Income tax benefit (expense)	32	1,289	(102)	316
Net loss	(2,047)	(1,393)	(3,796)	(3,516)
Preferred dividends	(56)	(57)	(56)	(56)
Beneficial conversion feature	(10,781)	-	-	-
Net loss applicable to common shareholders	$(12,884)	$(1,450)	$(3,852)	$(3,572)
Net loss per share – basic and diluted	$(1.46)	$(0.16)	$(0.44)	$(0.40)
Average number of shares outstanding	8,812	8,834	8,850	8,861

TP2004 Quarterly Financial Data	May 31	August 31	November 30	December 31
Revenue	$1,378	$1,404	$1,470	$1,880
Cost of sales	1,150	1,329	1,278	1,426
Gross profit	228	75	192	454
Operating expenses	1,694	2,062	1,488	1,582
Operating loss	(1,466)	(1,987)	(1,296)	(1,128)
Equity in losses of IAS	(132)	(39)	(23)	(153)
Investment income and other income	332	194	73	78
Interest expense	(60)	(61)	(76)	(120)
Foreign currency translation gain (loss)	(7)	52	(17)	(8)
Loss before income taxes	(1,333)	(1,841)	(1,339)	(1,331)
Income tax benefit (expense)	67	113	12	(24)
Losses prior to consolidation	525	-	-	-
Net loss applicable to common shareholders	(741)	(1,728)	(1,327)	(1,355)
Preferred dividends	(59)	(56)	(57)	(18)
Net loss	$ (800)	$(1,784)	$(1,384)	$(1,373)
Net loss per share – basic and diluted	$(0.09)	$(0.21)	$(0.16)	$(0.15)
Average number of shares outstanding	8,448	8,545	8,761	8,798

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

FY04 Quarterly Financial Data	May 31	August 31	November 30	February 29
Investment income and other income	$ 610	$ 335	$ 473	$ 211
Net loss before equity in losses of unconsolidated subsidiary and income taxes	(332)	(313)	(250)	(677)
Equity in losses of unconsolidated subsidiary	(174)	(147)	(167)	(155)
Net loss from continuing operations	(413)	(657)	(385)	(703)
Net loss	(484)	(727)	(456)	(773)
Earnings (loss) per common share-basic and diluted:	$(0.23)	$(0.35)	$(0.22)	$(0.32)
Average number of shares outstanding	2,100	2,100	2,100	2,448

(27)

Pro forma Financial Information (unaudited)

The following table presents the Company’s pro forma consolidated statement of operations for the Company’s year ended February 29, 2004 as if the Company had acquired CCTV and MBC as of March 1, 2003 (in thousands):

FY04
Sales and revenues:
Subscription fees	$ 2,626
Connection fees, equipment sales and other income	1,020
Total revenue	3,646
Gross margin	(114)
Operating (loss)	(6,223)
Net loss	(5,152)
Preferred dividends	(282)
Loss per Common Share - Basic and Diluted:	$ (0.63)
Weighted average shares outstanding - basic and diluted	8,604

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

	Years ended December 31,		Ten month periods ended December 31,
	2005	2004	2004	2003
	(restated)	(unaudited)		(unaudited)
Sales and revenues
Subscription revenue, connection fees and equipment sales	$10,373	$5,752	$5,752	$ -
Other	230	380	380	-
Total revenue	10,603	6,132	6,132	-

Cost of sales
Services from related party	2,454	1,310	1,310	-
Salaries and benefits	1,348	1,143	1,143	-
Depreciation and amortization	2,177	1,451	1,451	-
Other	2,510	1,279	1,279	-
Total cost of sales	8,489	5,183	5,183	-
Gross margin	2,114	949	949	-

Operating expenses
Salaries and benefits	6,489	3,049	2,851	472
Depreciation	441	389	349	198
General and administrative	5,582	4,146	3,626	1,647
Total operating expenses	12,512	7,584	6,826	2,317

Loss from operations before income taxes	(10,398)	(6,635)	(5,877)	(2,317)
Equity in losses of Institute for Automated Systems	(457)	(347)	(347)	-
Equity in losses of Moscow Broadband Communication Ltd.	-	-	-	(531)
Investment income and other income	1,127	906	677	1,399
Interest expense	(2,452)	(357)	(317)	(204)
Foreign currency transactions gain	(107)	20	20	-
Loss before income taxes	(12,287)	(6,413)	(5,844)	(1,653)
Income tax benefit	1,535	220	168	57
Add back of losses of CCTV prior to consolidation	-	525	525	-
Net (loss)	(10,752)	(5,668)	(5,151)	(1,596)
Preferred dividends	(225)	(237)	(190)	(235)
Beneficial conversion feature	(10,781)	-	-	-
Loss applicable to common shareholders	$(21,758)	$(5,905)	$(5,341)	$(1,831)
Income (loss) per common share:
BASIC AND DILUTED:	$(2.46)	$(0.79)	$(0.62)	$(0.87)

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

(30)

Restatement of Financial Statements

The Company has restated its consolidated financial statements as of, and for the year ended December 31, 2005 to correct errors relating to two aspects of the Company’s accounting for deferred income taxes.

During the second quarter of 2005, new tax legislation was enacted in Russia which increased the percentage of taxable income that could be offset by net operating loss carryforwards from 30% to 100%  from 2007 and thereafter. The Company did not correctly consider this tax law change in the process of determining the valuation allowance with respect to deferred tax assets and established a full valuation allowance against deferred tax assets that existed as a result of net operating losses at CCTV. As a result, net deferred income tax liabilities were overstated by $1,349,000 at December 31, 2005, with a corresponding overstatement of $1,349,000 of the

Company’s net loss for the year then ended.  The restatement has been made to properly recognize the tax benefit that resulted from the change in tax law.

At the time of acquisition of CCTV on February 24, 2004, the Company did not properly consider the reversal of temporary differences relating to deferred tax liability balances that will create future taxable income in determining the amount of valuation allowance that was necessary with respect to CCTV’s deferred tax assets.  As a result, both the valuation allowance and goodwill were overstated when the Company assigned values in purchase accounting.  The Company has reduced its deferred tax liability and goodwill each by $706,000 to correct this error.  (The Company has also revised the December 31, 2004 goodwill and deferred income tax liability amounts to be consistent with the restated December 31, 2005 presentation.)

The impact of the corrections of the errors discussed above on the Consolidated Balance Sheet and Consolidated Statements of Operations is shown in the accompanying tables (in thousands, except for per share data).

Consolidated Balance Sheet – December 31, 2005
As reported	Adjustment		Restated
Deferred income tax assets, current	$ 16	$ 382	$ 398
Goodwill	5,115	(706)	4,409
Total assets	75,032	(324)	$74,708
Deferred income tax liabilities	4,584	(1,673)	2,911
Total liabilities	34,000	(1,673)	32,327
Total stockholders’ equity	41,032	1,349	42,381

	Year ended December 31, 2005
	As reported	Adjustment	Restated
Loss before income taxes	$ (12,287)	$ -	$(12,287)
Income tax benefit	186	1,349	1,535
Net loss	(12,101)	1,349	(10,752)
Net loss applicable to Common Shares	$ (23,107)	$1,349	$(21,758)
Loss per share	$ (2.61)	$0.15	$ (2.46)

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

As discussed in Note 30 to the consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2005.

/s/ ZAO PricewaterhouseCoopers Audit

Moscow, Russian Federation

April 25, 2006, except for the restatement described in Note 30, which is as of October 24, 2006

MOSCOW CABLECOM CORP.
Schedule II - Valuation and Qualifying Accounts (Restated)
(Amounts in thousands)

		Additions

Description	Balance at beginning of year	Charged (credit) to costs and expenses (restated)	Charged to other accounts		Deductions (restated)		Balance at end of year (restated)
Year Ended December 31, 2005
Allowance for doubtful accounts	$ 90	$ 21	-		-		$ 111
Inventory valuation reserve	181	317	-		-		498
Construction in process valuation reserve	293	487	-		-		780
Deferred income tax valuation allowance	1,212	611	-		-		1,823

Transition Period Ended December 31, 2004
Allowance for doubtful accounts	$ 40	$ 50	-		-		$ 90
Inventory valuation reserve	195	(14)	-		-		181
Construction in process valuation reserve	166	127	-		-		293
Deferred income tax valuation allowance	409	1,509	-		(706)	(c)	1,212

Fiscal Year Ended February 29, 2004
Allowance for doubtful accounts	$ 25	$ 15					$ 40
Inventory valuation reserve	-	-	195	(b)	-		195
Construction in process valuation reserve	-	-	166	(b)	-		166
Deferred income tax valuation allowance	1,181	707	772	(a)	(1,479)		409

(a)

Represents elimination due to consolidation of investment in MBC due to its acquisition.

(b)

Acquired in connection with acquisition of CCTV.

(c)

Represents the effect of restatement of deferred tax valuation allowance and related goodwill for acquisition of CCTV.

EXHIBIT INDEX

Exhibit No.	Description	Page

21.	Subsidiaries of the Registrant	70

23.1	Consent of ZAO PricewaterhouseCoopers Audit	71

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	72

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	73

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	74