Form 10-Q/A
period 2006-03-31
MOSCOW CABLECOM CORP
filed 2006-10-25
CIK 6383

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

EXPLANATORY NOTE

Moscow CableCom Corp. (”we”,”us”,”our,” or  the “Company”) is restating its previously issued unaudited consolidated condensed financial statements for the three  months ended March 31, 2006 (“Restatement”), to correct errors with respect to our accounting for deferred income taxes. Further information on the adjustment can be found in Note 13, “Restatement of Financial Statements,” to the accompanying unaudited consolidated condensed financial statements and in our previously filed Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“SEC”) on September 8, 2006.

This Amendment No. 1 on Form 10−Q/A (this “Amendment”) to the Company’s Quarterly Report on Form 10−Q for the three months ended March 31, 2006, initially filed with the SEC on June 16, 2006 (the “Original Filing”), is being filed to amend the Original Filing to reflect restatements of the Company’s unaudited consolidated condensed balance sheets as of March 31, 2006 and December 31, 2005, the unaudited consolidated condensed statements of operations for the three month period ended March 31, 2006, the unaudited consolidated condensed statements of cash flows and of stockholders’ equity for the three month period ended March 31, 2006 and the notes related thereto. For a more detailed description of the Restatement, see Note 13, “Restatement of Financial Statements,” to the accompanying unaudited consolidated condensed financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Amendment.

We are also filing amendments on Form 10-Q/A for the three and six months ended June 30, 2005 and for the three and nine months ended September 30, 2005, and an amendment on Form 10-K/A for the year ended December 31, 2005 to reflect restatements of the Company’s consolidated balance sheets as of those dates, and the consolidated statements of operations and the consolidated statements of cash flows and of stockholders’ equity and the notes related thereto for periods covered by such filings.

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

MOSCOW CABLECOM CORP.
FORM 10-Q/A

Part I.  Financial Information
Item 1.  Financial Statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Balance Sheets

 (unaudited)
(in thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(Restated, see Note 13)	(Restated, see Note 13)
Assets
Current assets:
Cash and cash equivalents	$ 8,678	$ 5,442
Marketable securities	1,561	3,322
Trade receivables, less allowance for doubtful accounts of $123 and $111	253	252
Inventories, net	1,793	1,237
Taxes receivable	4,365	3,523
Deferred costs	534	470
Deferred income taxes (Note 13)	466	398
Prepaid expenses and other current assets	3,354	1,845

Total current assets	21,004	16,489
Property, plant and equipment, net (Note 3)	33,072	25,730
Construction in progress and advances	10,110	9,563
Prepaid pension expense (Note 9)	5,190	5,111
Intangible assets, net (Note 4)	4,825	4,850
Goodwill (Note 4)	4,510	4,409
Investment in Institute for Automated Systems (Note 6)	7,183	7,128
Deferred costs	888	712
Other assets	2,608	716

Total assets	$ 89,390	$ 74,708
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$ 571	$ 598
Payable to affiliate	418	531
Accounts payable and accrued liabilities	6,707	4,849
Deferred revenue	192	354

Total current liabilities	7,888	6,332
Note payable to shareholder	30,822	20,211
Long-term debt, less current maturities	3,017	1,773
Other long-term obligations	799	720
Deferred revenue	571	380
Deferred income taxes (Note 13)	3,207	2,911

Total liabilities	46,304	32,327
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A cumulative convertible preferred stock, no par value; 800,000 shares authorized; 150,144 shares issued and outstanding; liquidation preference $18.75 per share	2,792	2,792
Series B convertible preferred stock, $.01 par value, 25,000,000 shares authorized 4,500,000 shares issued and outstanding	45	45
Common stock, $.01 par value; 40,000,000 shares authorized; 8,905,746 Shares and 8,860,746 shares, respectively, issued and outstanding	89	89
Additional paid-in capital	68,511	66,243
Accumulated deficit	(29,224)	(26,608)
Treasury stock, at cost, 24,500 shares	(180)	(180)
Accumulated other comprehensive income	1,053	-

Total stockholders’ equity	43,086	42,381

Total liabilities and stockholders’ equity	$ 89,390	$ 74,708

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MOSCOW CABLECOM CORP.

Consolidated Condensed Statement of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
	(Restated, see Note 13)
Sales and revenues
Subscription fees, connection fees and equipment sales	$4,053	$2,189
Other	56	42

Total revenue	4,109	2,231

Cost of sales
Services from related party	938	371
Salaries and benefits	752	275
Depreciation and amortization	785	414
Other	383	428

Total cost of sales	2,858	1,488

Gross margin	1,251	743

Operating expenses
Salaries and benefits	2,441	1,303
Depreciation	231	100
General and administrative	1,713	1,029

Total operating expenses	4,385	2,432

Loss from operations	(3,134)	(1,689)

Equity in losses of Institute for Automated Systems	(131)	(57)
Investment income and other income	125	249
Interest expense	(609)	(579)
Foreign currency transaction gain (loss)	1,357	(3)

Loss before income taxes	(2,392)	(2,079)
Income tax (expense) benefit	(168)	32

Net loss	(2,560)	(2,047)
Preferred dividends	(56)	(56)
Beneficial conversion feature	-	(10,781)

Net loss applicable to common shares	$(2,616)	$(12,884)

Loss per common share:
Basic and diluted (Note 7)	$(0.29)	$(1.46)
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statement of Stockholders’ Equity and Comprehensive Loss
(In thousands)
(unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit (as restated)	Treasury Stock	Accumulated Other Comprehensive Income (restated)	Total Stockholders’ Equity (restated)

Balance December 31, 2005, as restated, see Note 13	$2,792	$45	$89	$66,243	$(26,608)	$(180)	$ -	$42,381
Net loss	-	-	-	-	(2,560)	-	-	(2,560)
Currency translation gain	-	-	-	-	-	-	1,053	1,053
Comprehensive loss								(1,507)

Stock grant expense	-	-	-	221	-	-	-	221
Stock options expense	-	-	-	294	-	-	-	294
Exercise of stock options	-	-	-	29	-	-	-	29
Extension of warrant	-	-	-	1,724	-	-	-	1,724
Preferred dividends	-	-	-	-	(56)	-	-	(56)

Balance March 31, 2006, restated, see note 13	$2,792	$45	$89	$68,511	$(29,224)	$(180)	$ 1,053	$43,086

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
	(Restated, see Note 13)
Cash flows from operating activities:
Net loss	$(2,560)	$(2,047)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in losses of Institute for Automated Systems	131	57
Depreciation and amortization	1,016	514
Net change in valuation accounts for receivables, inventory and construction in progress	(258)	3
Stock-based compensation	515	175
Deferred income taxes	190	(42)
Pension income	(79)	(46)
Net (losses) gains from marketable securities	1	(5)
Changes in operating assets and liabilities:
Accounts and other receivables	(13)	(24)
Inventories	(262)	165
Prepaid expenses and other assets	(2,519)	(899)
Deferred costs	(208)	(741)
Deferred revenue	7	(218)
Accounts payable, accrued liabilities and other long-term obligations	2,218	(349)

Net cash used in operating activities	(1,821)	(3,457)

Cash flows from investing activities:
Purchases of property and equipment	(7,913)	(1,853)
Purchases of marketable securities	(300)	(4,040)
Proceeds from sales of marketable securities	2,060	41

Net cash used in investing activities	(6,153)	(5,852)

Cash flows from financing activities:
Proceeds from issuance of Series B Preferred Stock, net of expenses paid	-	20,152
Proceeds from term debt, net of fee paid	11,244	18,037
Principal payments on term debt	(27)	(4,042)
Stock options exercised	29	11
Preferred dividends paid	(56)	(56)

Net cash provided by financing activities	11,190	34,102

Effect of exchange rate changes on cash and cash equivalents	20	-

Net increase cash and cash equivalents	3,236	24,793
Cash and cash equivalents - beginning of period	5,442	1,817

Cash and cash equivalents - end of period	$8,678	$26,610
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

Although the Company believes that the funds received from the May 2006 private placement will greatly assist it in its further expansion plans, it cannot give any assurance that the funding provided by this private placement, or that which may be obtained in the future, will be sufficient to enable it to continue the expansion of the HFC Network to cover all of the additional sections of Moscow which it has targeted, or to otherwise enable it to achieve profitability and positive cash flows. In the absence of any new funding that the Company may receive in the future, the Company’s Board of Directors has directed management to operate within existing cash resources and to develop a scaled-down operating plan for possible implementation in the third fiscal quarter of 2006.  Accordingly, management believes that its existing cash resources are sufficient to enable it to continue in business for a period of not less than 12 months from the original filing of the Form 10-Q for the period ended March 31, 2006.

(2)

Accounting Policies

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Moscow CableCom Corp. (the “Company”) and related notes as contained in the Annual Report on Form 10-K/A for the year ended December 31, 2005.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the interim period.  The consolidated condensed statements of operations for the interim periods are not necessarily indicative of the results for a full fiscal year.

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

SFAS No. 123R eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognize such fair value of share-based payments as expenses in the consolidated statement of operations. Since the Company adopted SFAS No. 123R using the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R (See Note 8).  For awards granted pre-SFAS No.123R adoption that vest on a cliff basis the Company recognizes compensation cost on a straight line basis.  For awards granted pre-SFAS No.123R adoption that vest on a graded basis the Company recognizes compensation cost on a straight line basis over the requisite service period of the last separately vesting portion of each award.

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

Goodwill recorded in connection with the acquisition of CCTV represents the excess of the acquisition price over the currently estimated fair value of the identified tangible and intangible assets of CCTV.  The recorded amount for goodwill of $4,510,000 as of March 31, 2006 reflects the adjustments to goodwill and deferred income taxes as a result of corrections of the accounting error for deferred income taxes relating to the acquisition of CCTV, as further discussed in Note 13.  In accordance with SFAS 142, goodwill is not being amortized and will be tested for impairment at least annually.  The impairment test involves a comparison of the fair value of its reporting unit as defined under SFAS 142, with carrying amounts.  The Company has one reporting unit and considers its fair value to be the quoted market capitalization of the Company.  If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired.  The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit’s goodwill exceeds implied goodwill based on the allocation of the reporting unit’s fair value.

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

(7)

Loss Per Share

Loss per share is computed based on the weighted average number shares of Common Stock and equivalent shares outstanding.  Diluted earnings per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless antidilutive.  For the three months periods ended March 31, 2006 and 2005, the assumed conversion of the Company’s convertible securities, including the Series B Preferred Stock, had antidilutive effects on the Company’s earnings per share.  The loss per share calculations for the three months ended March 31, 2006 reflect the restatement of the consolidated condensed financial statements for this period as described in Note 13.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2006 (restated)	2005
Numerator for basic and diluted loss per share:
Net loss, as reported	$ (2,560)	$ (2,047)
Preferred dividends	(56)	(56)
Beneficial conversion feature	-	(10,781)

Numerator for basic and diluted loss per share	$(2,616)	$(12,884)

Denominator for basic loss per share:
Weighted average number of shares outstanding during the period	8,891	8,812
Effect of dilutive securities	-	-

Denominator for diluted loss per share	8,891	8,812

Basic and diluted loss per share	$ (0.29)	$ (1.46)

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
Loss per share of common stock (see Note 7):
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

Shareholder Transaction

In June 2006, Renova Media Enterprises Ltd. announced that they had reached an agreement to acquire a controlling ownership position in COMCOR. As of the date of the announcement, Renova Media and COMCOR owned approximately 35.9% and 26.6%, respectively, of the Company’s outstanding voting equity shares.

(13)

Restatement of Financial Statements

The Company has restated its unaudited consolidated condensed financial statements as of December 31, 2005 and for the year then ended in its Form 10-K/A, and also as of and  for the three months ended March 31, 2006 to correct errors relating to two aspects of the Company’s accounting for deferred income taxes.

During the second quarter of 2005, new tax legislation was enacted in Russia which increased the percentage of taxable income that could be offset by net operating loss carryforwards from 30% to 100% for 2007 and thereafter.  The Company did not correctly consider this tax law change in the process of determining the valuation allowance with respect to deferred tax assets and established a full valuation allowance against deferred tax assets that exist as a result of net operating losses at CCTV.  As a result the net deferred income tax liability was overstated by $1,116,000 at March 31, 2006, with a related understatement of $233,000 of the Company’s net loss for the three months ended March 31, 2006.  The restatement has been made to properly recognize the tax benefit that resulted from the change in tax law.

At the time of acquisition of CCTV on February 24, 2004, the Company did not properly consider the reversal of temporary differences relating to deferred tax liability balances that will create future taxable income in determining the amount of the valuation allowance that was necessary with respect to CCTV’s deferred tax assets.  As a result, both the valuation allowance and goodwill were overstated when the Company assigned values in purchase accounting.  The Company has reduced its deferred tax liability and goodwill each by $706,000 to correct this error.  Additionally, as a result of changes in the exchange rate of the Russian ruble, CCTV’s functional currency, and the U.S. Dollar, the Company’s reporting currency, the reduction to goodwill has increased by an additional $16,000 to $722,000 with a related decrease to cumulative translation adjustment in the Company’s stockholders’ equity.

The impact of the corrections of the errors identified above on the unaudited Consolidated Condensed Balance Sheet and unaudited Consolidated Condensed Statements of Operations is shown in the accompanying tables (in thousands, except for per share data).

Consolidated Condensed Balance Sheet March 31, 2006 (unaudited)
	As reported	Adjustment	Restated
Deferred income tax asset, current portion	$ 40	$ 426	$ 466
Goodwill	5,232	(722)	4,510
Total assets	89,686	(296)	89,390
Deferred income taxes payable	4,603	(1,396)	3,207
Total liabilities	47,700	(1,396)	46,304
Total stockholders’ equity	41,986	1,100	43,086

Consolidated Condensed Statement of Operations (unaudited)

Three months ended March 31, 2006
As reported		Adjustment	Restated
Loss before income taxes	$ (2,392)	-	$(2,392)
Income tax benefit (expense)	65	(233)	(168)
Net loss	(2,327)	(233)	(2,560)
Net loss applicable to common shares	$ (2,383)	$(233)	(2,616)
Loss per share	$ (0.27)	$(0.02)	$ (0.29)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements", as the phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, and any statement of assumptions underlying any of the foregoing. These statements may contain words such as “expects,” “anticipates,” “plans,” “believes,” “projects” and words of similar meaning.  These statements relate to our future business and financial performance, including CCTV's development, its ability to attract new subscribers, to continue to expand its network, to achieve positive cash flow and our ability to raise funds for CCTV's development.  The actual outcome may differ materially from these statements.  The risk factors listed in our Annual Report on Form 10-K/A for the year ended December 31, 2005, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  There may be other risks that we have not described that may adversely affect our business and financial condition.  We disclaim any obligation to update developments of these risks or to announce publicly any revision to any of the forward-looking statements contained in this report, or to make corrections to reflect future events or developments.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

RESTATEMENT

We are restating our unaudited condensed consolidated financial statements as of March 31, 2006 and for the three months then ended to reflect the correction of two errors identified in accounting for deferred income taxes.  As further described in Note 13 to the Company’s unaudited condensed consolidated financial statements included in this Amendment 1 to the Form 10-Q for the quarter ended March 31, 2006, adjustments have been recorded to correct the deferred tax balances as of March 31, 2006 and for the three months then ended as a result of (i) the enactment of new tax law in Russia which was not properly accounted for, and (ii) purchase accounting adjustments for CCTV  to reduce net deferred tax liabilities and a corresponding adjustment to goodwill to recognize required deferred tax assets. These errors were identified during the preparation of our Form 10-Q for the period ended June 30, 2006.

The restated unaudited consolidated condensed financial statements do not affect our cash position, any element of previously reported loss before income taxes, or the business outlook for future fiscal periods including future cash flows from operations. The impact of the adjustment on the unaudited consolidated condensed balance sheets, consolidated condensed statements of operations, the consolidated condensed statements of cash flows and the consolidated condensed statements of stockholders’ equity is shown in Note 13 to our consolidated financial statements included in this Form 10−Q/A.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 VS. THREE MONTHS ENDED MARCH 31, 2005

For the three months ended March 31, 2006, the Company reported net loss applicable to common shareholders of $2,616,000, or $0.29 per share, as compared to a loss applicable to common shareholders of $12,884,000 or $1.46 per share for the three months ended March 31, 2005.  The per share results are not comparable because the calculations of the prior year’s, first quarter loss per share includes the recognition of non-cash beneficial conversion feature charges to accumulated deficit totaling $10,781,000 relating to securities issued to Renova Media which added $1.22 per share to our per share loss for that period.

The per share results for each of the three month periods ended March 31, 2006 and 2005 do not reflect the inclusion in the Company’s outstanding equity securities of the Series B Preferred Stock issued to Renova Media in January 2005.  The inclusion of such shares, which have a limited liquidation preference for four years, in the per share loss calculations are considered to be anti-dilutive because their inclusion would have the effect of lowering our reported loss per share.  Had such shares been included in the per share calculations, our pro forma loss per share for the three months ended March 31, 2006 and 2005 would have been $0.20 and $0.73, respectively, instead of $0.29 and $1.46 per share as reported.

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

Income tax benefit

Income tax expense has been accrued based upon the estimated effective tax rates for the fiscal year, after considering valuation allowances related to our ability to realize such tax benefits and based upon an evaluation of deferred income tax liabilities relating to changes in the recorded values of certain non-current assets, including but not limited to, the amortization of intangible assets. As a result of tax law changes enacted during the three months ended June 30, 2005 (see Note 13 to the unaudited consolidated condensed financial statements), the Company recognized additional deferred tax expense of approximately $233,000 during the three months ended March 31,

2006.  Accordingly, we recorded income tax expense of $168,000, or for the three months ended March 31, 2006, or 7.0% of the net loss before income taxes, as compared to an income tax benefit of $32,000, or 1.5% of the net loss before taxes for the three months ended March 31, 2005.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of March 31, 2006 we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) of the Exchange Act. As part of such evaluation, management considered the matters discussed below and in Item 9A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, (the “Annual Report”) relating to internal control over financial reporting. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006 due to the material weaknesses in internal control over financial reporting described in Item 9A of the Annual Report.

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