Form 10-Q
period 2006-06-30
MOSCOW CABLECOM CORP
filed 2006-10-25
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the Registrant’s $.01 par value common stock outstanding at September 29, 2006 was 13,752,738 and the number of shares of the Registrant’s $.01 par value Series B Convertible Preferred Stock outstanding was 4,500,000.

MOSCOW CABLECOM CORP.
FORM 10-Q

Part I.  Financial Information
Item 1.  Financial Statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Balance Sheets (unaudited)
 (in thousands, except per share data)

	June 30,	December 31,
	2006	2005
		(restated, see Note 2)
Assets
Current assets:
Cash and cash equivalents	$ 9,318	$ 5,442
Marketable securities	7,602	3,322
Trade receivables, less allowance for doubtful accounts of $141 and $111	404	252
Inventories, net	2,022	1,237
Taxes receivable	5,785	3,523
Deferred costs	628	470
Deferred income taxes	693	398
Prepaid expenses and other current assets	3,465	1,845
Total current assets	29,917	16,489
Property, plant and equipment, net (Note 3)	40,485	25,730
Construction in progress and advances	13,901	9,563
Prepaid pension expense (Note 11)	5,269	5,111
Intangible assets, net (Note 4)	4,786	4,850
Goodwill (Note 4)	4,623	4,409
Investment in Institute for Automated Systems (Note 6)	7,292	7,128
Deferred costs	930	712
Other assets	1,787	716
Total assets	$ 108,990	$ 74,708

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$ 571	$ 598
Payable to affiliate	651	531
Accounts payable and accrued liabilities	8,647	4,849
Deferred revenue	198	354
Total current liabilities	10,067	6,332
Note payable to shareholder (Note 5)	31,542	20,211
Long-term debt, less current maturities (Note 5)	2,982	1,773
Other long-term obligations	883	720
Deferred revenue	547	380
Deferred income taxes	3.293	2,911
Total liabilities	49,314	32,327
Commitments and contingencies (Note 13)
Stockholders’ equity:
Series A cumulative convertible preferred stock, no par value; 800,000 shares authorized; 150,144 shares issued and outstanding; liquidation preference $18.75 per share	2,792	2,792
Series B convertible preferred stock, $.01 par value, 25,000,000 shares authorized 4,500,000 shares issued and outstanding	45	45
Common stock, $.01 par value; 40,000,000 shares authorized; 11,392,422 shares and 8,860,746 shares, respectively, issued and outstanding	114	89
Additional paid-in capital	88,786	66,243
Accumulated deficit	(33,455)	(26,608)
Treasury stock, at cost, 24,500 shares	(180)	(180)
Accumulated other comprehensive income	1,574	-
Total stockholders’ equity	59,676	42,381
Total liabilities and stockholders’ equity	$ 108,990	$ 74,308

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MOSCOW CABLECOM CORP.

Consolidated Condensed Statements of Operations (unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005 (restated, see Note 2)	2006	2005 (restated, see Note 2)

Sales and revenues
Subscription fees, connection fees and equipment sales	$5,162	$2,349	$9,215	$4,538
Other	54	52	110	94

Total revenue	5,216	2,401	9,325	4,632

Cost of sales
Services from related party	1,093	432	2,031	803
Salaries and benefits	982	298	1,734	573
Depreciation and amortization	1,275	428	2,060	842
Other	680	466	1,063	894

Total cost of sales	4,030	1,624	6,888	3,112

Gross margin	1,186	777	2,437	1,520

Operating expenses
Salaries and benefits	3,134	1,421	5,575	2,724
Depreciation	185	109	416	209
General and administrative	2,377	1,459	4,090	2,488

Total operating expenses	5,696	2,989	10,081	5,421

Loss from operations	(4,510)	(2,212)	(7,644)	(3,901)

Equity in losses of Institute for Automated Systems	(73)	(86)	(204)	(143)
Investment income and other income	191	342	316	591
Interest expense	(948)	(654)	(1,557)	(1,233)
Foreign currency gain (loss)	989	(72)	2,346	(75)

Loss before income taxes	(4,351)	(2,682)	(6,743)	(4,761)
Income tax benefit	177	1,289	9	1,321

Net loss	(4,174)	(1,393)	(6,734)	(3,440)
Preferred dividends	(57)	(57)	(113)	(113)
Beneficial conversion feature	-	-	-	(10,781)

Net loss applicable to common shares	$(4,231)	$(1,450)	$(6,847)	$(14,334)

Loss per common share:
Basic and diluted (Note 7)	$(0.42)	$(0.16)	$(0.72)	$(1.62)
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statement of Stockholders’ Equity and Comprehensive Loss (unaudited)
(In thousands)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance December 31, 2005, as restated, see Note 2	$2,792	$45	$89	$66,243	$(26,608)	$(180)	$ -	$42,381
Net loss	-	-	-	-	(6,734)	-	-	(6,734)
Currency translation gain	-	-	-	-	-	-	1,574	1,574
Comprehensive loss								(5,160)

Private placement of equity units, net of expenses	-	-	25	19,938	-	-	-	19,963
Stock grants	-	-	-	259	-	-	-	259
Stock option grant	-	-	-	593	-	-	-	593
Exercise of stock options	-	-	-	29	-	-	-	29
Extension of warrant	-	-	-	1,724	-	-	-	1,724
Preferred dividends	-	-	-	-	(113)	-	-	(113)

Balance June 30, 2006	$2,792	$45	$114	$88,786	$(33,455)	$(180)	$ 1,574	$59,676

The accompanying notes are an integral part of these consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended
	June 30, 2006	June 30, 2005
		(restated)
Cash flows from operating activities:
Net loss	$(6,734)	$(3,440)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in losses of Institute for Automated Systems	204	143
Depreciation and amortization	2,486	1,051
Amortization of debt financing costs	114	-
Net change in valuation accounts for receivables, inventory and construction in progress	(462)	6
Stock-based compensation	852	175
Deferred income taxes	(35)	(1,002)
Pension income	(158)	(92)
Foreign currency gains	(2,346)	75
Net gains from marketable securities	(8)	(102)
Changes in operating assets and liabilities
Accounts and other receivables	(182)	90
Inventories	(456)	(261)
Prepaid expenses, taxes recoverable and other assets	(3,017)	(1,235)
Deferred costs	(344)	(625)
Deferred revenue	11	293
Accounts payable, accrued liabilities and other long-term obligations	5,721	(1,207)

Net cash used in operating activities	(4,284)	(6,131)

Cash flows from investing activities:
Purchases of property and equipment	(18,678)	(4,610)
Purchases of marketable securities	(9,300)	(6,975)
Proceeds from sales of marketable securities	5,028	2,291

Net cash (used in) investing activities	(22,950)	(9,294)

Cash flows from financing activities:
Proceeds from private placement of Common Stock units, net of expenses	19,963	-
Proceeds from issuance of Series B Preferred Stock, net of expenses	-	19,557
Proceeds from term debt, net of fee paid	11,244	18,037
Principal payments on term debt	(62)	(4,083)
Stock options exercised	29	11
Preferred dividends paid	(113)	(113)

Net cash provided by financing activities	31,061	33,409

Effect of exchange rate changes on cash and cash equivalents	49	-

Net increase cash and cash equivalents	3,876	17,984
Cash and cash equivalents - beginning of period	5,442	1,817

Cash and cash equivalents - end of period	$9,318	$19,801
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Notes to Consolidated Condensed Financial Statements (unaudited)

(1)

General

Moscow CableCom Corp. (“the Company”) is constructing a “last mile” hybrid fiber coaxial network in Moscow (the “HFC Network”), and is in the business of providing cable television and Internet access services through its marketing efforts in the areas of Moscow to which it has gained access.  The Company operates in one reportable segment, which includes ZAO ComCor-TV (“CCTV”), its terrestrial television, cable television and Internet access operating company which operates in Moscow under the brand name “AKADO”.

The Company has incurred losses in recent years and the expansion of its business activities requires a significant amount of capital to meet its cash flow requirements. In May 2006, the Company received $19.96 million of new equity capital, net of expenses, and in September 2006, it received $21.62 million of gross proceeds from separate private placements of units comprised of one share of its Common Stock and one-half warrant to purchase Common Stock.  Such transactions are further discussed in Notes 9 and 14.

Due to the continuing losses and aggressive expansion plans, the Company reinstated and extended the terms of the commitment from its largest shareholder, Renova Media Enterprises Ltd. (“Renova Media”), pursuant to which Renova Media will provide the Company with sufficient capital, either debt or equity, on terms Renova Media deems satisfactory, to enable the Company’s operations to continue uninterrupted for a period of not less than one year from the date of the filing of its Form 10-Q for the six months ended June 30, 2006. Renova Media is controlled by Victor Vekselberg and is primarily a holding company which holds, among other investments, shares of the Company’s Common Stock, Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and warrants to acquire additional shares of Common Stock and Series B Preferred Stock. This commitment is further supported by a guarantee from Renova US Holdings, an affiliate of Renova Media.

Although the Company believes that the funds received from the May 2006 and September 2006 private placements will greatly assist it in its further expansion plans, it cannot give any assurance that the funding provided by these private placements, or that which may be obtained in the future, will be sufficient to enable it to continue the expansion of the HFC Network to cover all of the additional sections of Moscow which it has targeted, or to otherwise enable it to achieve profitability and positive cash flows.  Management may be required to scale back its planned expansion if it appears that the existing cash is insufficient to fund such business plans into 2007.  Accordingly, management intends to operate the company to ensure that its existing cash resources are sufficient to fund the Company’s activities for a period of not less than one year from the date of the filing of this Form 10-Q.

(2)

Accounting Policies

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Moscow CableCom Corp. (the “Company”) and related notes as contained in Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2005 from which the restated unaudited consolidated condensed balance sheet as of that date and contained in this report has been derived.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the interim period.  The consolidated condensed statements of operations for the interim periods are not necessarily indicative of the results for a full fiscal year.

The comparative consolidated condensed financial information for the three and six months ended June 30, 2005 have been derived from the restated amounts for these periods as presented in Amendment No. 1 on Form 10-Q/A for those periods.

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

SFAS No. 123R eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method, and such fair value of share-based payments should be recognized as expenses in the consolidated statement of operations. Since the Company adopted SFAS No. 123R using the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R (See Note 8).  For awards granted pre-SFAS No.123R adoption that vest on a cliff basis the Company recognizes compensation cost on a straight line basis.  For awards granted pre-SFAS No.123R adoption that vest on a graded basis the Company recognizes compensation cost on a straight line basis over the requisite service period of the last separately vesting portion of each award.

Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that vested during the period and are expected to be exercised. Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months and six months ended June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005 and options granted during 2006 based on the grant date fair values.  Stock-based compensation expense recognized in the statement of operations for the three months and six months ended June 30, 2006 is based on awards ultimately expected to be vested.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of June 30, 2006, the Company has estimated that there will be no forfeitures based on an analysis which considered, among other factors, the limited distribution of unvested options at that date.  In the pro forma information required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Functional and reporting currency

The U.S. dollar is the functional currency and reporting currency of the Company.  The Russian ruble, is the functional currency of CCTV and Institute for Automated Systems (“IAS”), an equity investee. Prior to January 1, 2006, the U.S. dollar, as opposed to the Russian ruble, was used as the functional currency of CCTV and IAS.  The Company changed its functional currency with regard to CCTV and IAS to the Russian ruble, as of January 1, 2006.  The impact of utilizing the U.S. dollar as the functional currency did not have a material effect on the financial statements of prior periods.

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

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”).  This pronouncement applies to all voluntary changes in accounting principle and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase (such as FAS No.123(R), Stock-Based Payments) as of the effective date of SFAS No. 154.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 ("FIN No. 48"). FIN No. 48 addresses the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within its financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes only when it is considered to be more-likely-than-not that the position will be sustained. A tax position that meets the more-likely-than-not criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company will adopt this Interpretation in the first quarter of 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

 (3)

Property, Plant & Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Land, building and improvements	$ 6,416	$ 6,410
Network equipment	31,954	19,261
Internet equipment	3,864	2,617
Subscriber equipment	4,701	2,155
Other	2,476	1,703
	49,411	32,146
Less accumulated depreciation	(8,926)	(6,416)
	$ 40,485	$ 25,730

 (4)

Intangible Assets and Goodwill

The Company’s agreement with Moscow Telecommunications Corp. (“COMCOR”), pursuant to which COMCOR provides signal delivery and other services from its fiber optic network to CCTV, were concluded at rates more favorable to the Company than current market terms.  Accordingly, the Company has recorded an intangible asset related to the economic savings associated with this relationship.  Although this agreement, as further amended in March 2005, does not expire until 2055, the Company believes that obsolescence, demand, competition, and other economic factors may limit the usefulness of the agreement and, accordingly, the relationship is being amortized over a useful life of 10 years based on the consideration of the aforementioned factors.

CCTV’s licenses to provide television broadcast services have been determined to have a finite life of ten years based upon the expectation of obsolescence, demand, competition, and other economic factors that may possibly limit the useful economic life of the licenses. The licenses are being amortized over a period of ten years from February 2004 when the Company acquired a 100% interest in CCTV. The Company expects that such licenses will be renewed in the ordinary course upon each periodic expiration, the next of which will occur in May 2010.  This renewal process is not viewed by management as a factor to limit the useful life.  The licenses were recorded at their fair value at the date of acquisition and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these licenses may not be recoverable.

For the six month periods ended June 30, 2006 and 2005, the Company recorded $317,000 and $303,000, respectively, in amortization related to the agreement with COMCOR and its broadcast license assets.

At June 30, 2006, intangible assets were comprised as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Agreement with COMCOR	$ 3,660	$ (915)	$ 2,745
Broadcasting licenses	2,746	(705)	2,041
Totals	$ 6,406	$ (1,620)	$ 4,786

Goodwill recorded in connection with the acquisition of CCTV represents the excess of the acquisition price over the currently estimated fair value of the identified tangible and intangible assets of CCTV.  In accordance with SFAS 142, goodwill is not being amortized and will be tested for impairment at least annually.  The impairment test involves a comparison of the fair value of a reporting unit, as defined under SFAS 142, with the relating carrying amount.  The Company has one reporting unit and considers its fair value to be the quoted market capitalization of the Company.  If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired.  The impairment to be recognized is measured by the amount by which the recorded goodwill exceeds implied goodwill based on the allocation of the reporting unit’s fair value.

(5)

Note Payable to Shareholder and Long-Term Debt

Note payable to Shareholder and Long-term debt consist of the following (in thousands):

	June 30, 2006	December 31, 2005
RME Term Loan, due January 2010, interest at 12.0%	$ 31,542	$ 20,211
Convertible subordinated debentures interest at 10.5%, due October 2007	788	788
Mortgage loan, due March 2013; interest at 6.54%	2,765	-
Mortgage loan, due June 2010; interest at LIBOR plus 2.25%	-	1,583
	35,095	22,582
Less current maturities	(571)	(598)
	$ 34,524	$ 21,984

In February and March 2006, the Company received the final $10 million available under the terms of the $28.5 million Renova Media Term Loan (“RME Term Loan”). Such advances were made pursuant to an agreement under which the Company agreed to extend the exercise period of warrants to acquire 8,283,000 shares of Series B Preferred Stock from January 13, 2010 until October 13, 2010 in exchange for a waiver of a condition precedent that required the Company to have passed 500,000 homes with its HFC Network in Moscow and a waiver of a $250,000 fee that would have otherwise been payable upon the drawdown of the remaining $10 million.  The $1,724,000 of fair value relating to the warrant extension was recorded as an increase to additional paid-in capital and as a deferred debt issuance cost which is being amortized over the life of the loans extended pursuant to this agreement.  In addition, during the six months ended June 30, 2006 a total of $1,331,000 of accrued interest was capitalized and included in the Renova Media Term Loan.

In March 2006, the Company received $1,244,000 of proceeds from the refinancing of a mortgage loan secured by real estate property in Connecticut, pursuant to which the maturity of the loan was extended from June 2010 to March 2013, the interest rate was fixed at 7.02% and the monthly principal payments were reduced from $13,667 to $11,666.

(6)

Investment in Institute for Automated Systems

IAS is a telecommunications company that operates a data communications network in Russia.  As a result of the acquisitions of CCTV and Moscow Broadband Communications Ltd. (“MBC”) in February 2004, the Company has a 43.5% equity interest in IAS.  For the three and six months ended June 30, 2006, the Company recorded $73,000 and $204,000, respectively, representing its share of IAS’s losses which totalled $93,000 and $319,000 for the three and six months respectively, and an adjustment of $33,000 and $69,000, respectively, relating to depreciation of the fair market value of the allocated portion of the purchase price attributable to IAS’s buildings.

The Company’s investment in IAS is recorded at $7,270,000 as compared to 43.5% of IAS’s shareholders’ equity which is $3,313,000.  The difference is due to the valuation of IAS as allocated from the purchase price for the acquisition of CCTV and MBC in 2004.  Such difference is primarily attributable to the fair value of real estate owned by IAS and is being depreciated over a useful life of 30 years.

The following presents the summarized financial condition of IAS as of June 30, 2006 and December 31, 2005, and the results of its operations for the three and six month periods ended June 30, 2006 and 2005 (in thousands):

Balance Sheet	June 30, 2006	December 31, 2005
Current assets	$ 1,930	$ 1,347
Non-current assets	7,370	7,354

Total assets	$ 9,300	$ 8,701

Current liabilities	$ 1,384	$ 691
Non-current liabilities	301	434

Total liabilities	1,685	1,125

Shareholders’ equity	7,615	7,576
	$ 9,300	$ 8,701

Statement of Operations	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues	$ 2,017	$ 1,269	$ 3,773	$ 2,609
Cost of revenues	(1,525)	(1,052)	(3,015)	(2,145)
Operating expenses	(567)	(333)	(1,047)	(703)

Loss from operations	(75)	(116)	(289)	(239)
Foreign currency gain ( loss)	3	(8)	5	(10)
Interest expense	(21)	-	(35)	-
Income tax expense	-	-	-	(6)

Net loss	$ (93)	$ (124)	$ (319)	$ (255)

(7)

Loss Per Share

Loss per share is computed based on the weighted average number of shares of Common Stock and equivalent shares outstanding.  Diluted loss per share assumes full conversion of all convertible securities into Common Stock at the later of the beginning of the year or date of issuance, unless antidilutive.  For the three and six months periods ended June 30, 2006 and 2005, the assumed conversion of the Company’s convertible securities, including the Series B Preferred Stock, had antidilutive effects on the Company’s earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Calculation of basic loss per share

Numerator for basic and diluted loss per share:
Net loss, as reported	$ (4,174)	$ (1,393)	$ (6,734)	$ (3,440)
Preferred dividends	(57)	(57)	(113)	(113)
Beneficial conversion feature	-	-	-	(10,781)

Numerator for basic and diluted loss per share	$ (4,231)	$ (1,450)	$ (6,847)	$ (14,334)

Denominator for basic loss per share:
Weighted average number of shares outstanding during the period	10,149	8,834	9,520	8,823
Effect of dilutive securities	-	-	-	-

Denominator for diluted loss per share	10,149	8,834	9,520	8,823

Basic and diluted loss per share	$ (0.42)	$ (0.16)	$ (0.72)	$ (1.62)

(8)

Stock Based Compensation Plans

The Company’s 2003 Stock Option Plan, as amended in December 2004, (the “2003 Option Plan”) provides for option grants totaling up to 1,700,000 shares to directors and key employees at exercise prices equal to at least 50% of the stock’s fair market value at date of grant. Options have a maximum term of ten years. As of June 30, 2006, the Company had reserved 1,059,924 shares of Common Stock for the exercise of stock options including 3,000 options issued pursuant to an expired plan. At June 30, 2006, 422,621 options remained available for grant.

Effective January 1, 2006, the Company adopted the provisions of SFAS No.123R requiring that compensation cost relating to share-based payment transactions be recognized in the statement of operations. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

For the three and six months ended June 30, 2006, the Company recorded $229,000 and $593,000, respectively of compensation costs related to stock options which has been included in operating expenses. There were no components of these costs which were required to be capitalized into our construction in progress. This expense equates to an additional expense of $0.03 and $0.06 per share, basic and diluted, for the three and six month periods. The adoption of SFAS No. 123R did not have any impact on the Company’s cash flow, as the Company did not recognize any associated future income tax benefit in the three and six month periods ended June 30, 2006.

The Company has net operating losses for U.S. income tax reporting purposes and does not have a basis to assume that it will have taxable income in the U.S. in the foreseeable future. Accordingly, in accordance with SFAS No. 123R, an excess tax benefit (windfall) resulting from the exercise of the awards through June 30, 2006, and a related credit to Additional Paid-in Capital of approximately $144,000 was not recorded in the Company’s condensed consolidated financial statements. The Company will recognize the windfall upon realization.

At June 30, 2006, there were 217,000 stock options outstanding with terms that allow for a “cashless” exercise through the immediate repurchase of shares issuable upon exercise to satisfy the aggregate exercise price of the options. Based upon the market price for the common stock of $10.10 per share at June 30, 2006, the assumed exercise of these options on a cashless basis would have resulted in the issuance of a net of 109,574 shares of common stock. There are no other buyback requirements or provisions in these options or the other outstanding stock options at June 30, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from long-term traded options on the Company’s Common Stock.  Such model uses historical data to estimate option exercise and employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our stock options consistent with the requirements of SFAS No. 123R.

Six Months Ended June 30, 2006
Expected volatility	65.3% - 70.4%
Expected annual dividend yield	0%
Risk free rate of return	3.35% - 4.55%
Expected option term (years)	1.5 - 5.0

The weighted average grant-date fair value of equity options granted during the six months ended June 30, 2006 was $3.23 per share.

Under APB No. 25 compensation cost recognized for stock options awarded in the six months ended June 30, 2005 was limited to the recognition of the cost relating to the options granted with an exercise price that was lower than the market value of the underlying stock at the grant date. The following table sets forth pro forma information for the three and six months ended June 30, 2005 as if compensation cost had been determined consistent with the requirements of SFAS No. 123(R):

(in thousands, except per share amounts)	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss as reported (see Note 7)	$(1,393)	$(3,440)
Add back: Stock based compensation expensed	-	24
Deduct: Total stock-based employee compensation determined under fair value method for fixed stock option plans, net of related tax effects	(775)	(1,147)

Pro forma net loss	$(2,168)	$(4,563)
Loss per share of common stock:
Basic and diluted – as reported	$(0.16)	$(1.62)

Basic and diluted – pro forma	$(0.25)	$(1.75)

The following table summarizes information about stock option activity for the three and six months ended June 30, 2006:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2005	1,137,424	$5.28
Granted	22,500	6.68
Exercised	(92,500)	4.90
Expired unexercised	(7,500)	3.81
Outstanding at June 30, 2006	1,059,924	$5.35

Exercisable at June 30, 2006	376,333	$5.54

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended June 30, 2006 was $470,000. During the six months ended June 30, 2006, the amount of cash received from the exercise of stock options was $29,000. In May 2006, the holder of 85,000 options to purchase Common Stock exercised his options on a cashless basis which resulted in the Company issuing a net of 43,292 shares of Common Stock after deducting 41,708 shares of Common Stock which were used to fulfill the aggregate exercise cost of the options being exercised. No associated tax benefits were realized as a result of the stock option exercises.

The following table summarizes information about nonvested stock option awards as of June 30, 2006 and changes for the six months ended June 30, 2006:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	733,257	$3.11
Granted	22,500	$3.23
Vested	(72,166)	$3.17
Forfeited	-	-

Non-vested at June 30, 2006	683,591	$3.11

At June 30, 2006, there was $1,390,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.53 years.

9)

Private Placements of Equity Securities

In May 2006, the Company received net proceeds of $19,963,000 from the private placement of 2,438,684 units of its equity securities at $8.2725 per unit, with each unit comprised of one share of Common Stock and one-half warrant. Each whole warrant entitles the holder to purchase one share of Common Stock for $9.85 through May 2008. Renova Media purchased 1,208,824 units, and directors and officers of the Company purchased 608,860 units.  The remaining 621,000 units were purchased by unaffiliated investors. The Company has paid or accrued an estimated $175,000 in costs of the transaction, which costs have been charged against additional paid-in capital.

As discussed in Note 14, in September 2006, the Company received $21.62 million of gross proceeds from the issuance of 2,341,760 units of its equity securities.

10)         Stock Purchase Warrants

Transactions in stock purchase warrants for the six months ended June 30, 2006 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Expiration Date
Balance December 31, 2005	8,283,000	$5.00	October 2010
Issued in May 2006 in connection with a private placement	1,219,342	9.852	May 2008

	9,502,342	$5.623

The 8,283,000 warrants which expire in October 2010 entitle the holder, Renova Media, to acquire Series B Preferred Stock, which are convertible into Common Stock on a share-for-share basis.   At the expiration of these warrants, the current liquidation preference provisions of the Series B Preferred Stock will have expired.

The 1,219,342 warrants were issued in connection with a private placement of securities as described in Note 9.

(11)

Retirement Plans

The Company maintains a non-contributory defined benefit plan and a defined contribution plan which collectively cover substantially all U.S.-based full-time employees.  The defined contribution plan is funded through employees’ contributions and employer’s matching contributions.  Pension expense for the Company’s defined contribution plan totaled $5,000 and $0, respectively, for the six month periods ended June 30, 2006 and June 30, 2005. The Company used forfeitures of previous Company contributions to fund Company matching funding requirements in 2005.

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

Three months ended June 30,			Six months ended June 30,
(in thousands)	2006	2005	2006	2005
Components of periodic benefit gain:
Service cost of benefits accrued	$ 5	$ 7	$ 10	$ 14
Interest cost on projected benefit obligations	201	201	402	402
Expected return on plan assets	(304)	(286)	(608)	(572)
Amortization of unrecognized actuarial losses	19	32	38	64

Net periodic benefit gain	$ (79)	$ (46)	$ (158)	$ (92)

The Company has never made any contributions to the defined benefit plan, and it expects that it will not be required to make any contributions during 2006.

(12)

Related Party Transactions

The Company receives signal delivery services, data network services and traffic services from COMCOR.  During the six-month periods ended June 30, 2006 and 2005, charges for such services totaled $2,034,000 and $1,018,000, respectively.  At June 30, 2006, the Company was indebted to COMCOR in the amount of $651,000.

 In June 2006, Renova Media announced that they had reached an agreement to acquire a controlling ownership position in COMCOR.  As of the date of the announcement, Renova Media and COMCOR own approximately 35.9% and 26.6%, respectively, of the Company’s outstanding voting equity shares.

During the six months ended June 30, 2006, the Company recorded $51,000 of expense to an affiliate of  Renova Media as a fee for the Renova Media affiliate having provided escrowed funds to support its guarantee of the Renova Media commitment to support the Company’s cash needs to ensure that it operations continue uninterrupted.  This arrangement was terminated in June 2006, but was reinstated without the escrow arrangement in August 2006. At June 30, 2006, the Company was indebted to Renova Media for this $51,000 fee, and Renova Media was indebted to the Company in the amount of $250,000 relating to an origination fee paid that was waived and substituted with an extension of the warrants as described in Note 5.

As discussed in Note 10, in May 2006, Renova Media and certain directors and officers made direct investments in the Company through the purchase of equity units.  As discussed in Note 14, Renova Media also made a further direct investment in the Company in September 2006.

CCTV leases office space from IAS for which it paid a total of $344,000 for the six months ended June 30, 2006.

(13)

Commitments and Contingencies

Purchase Commitments

At June 30, 2006, the Company had issued commitments totaling $10,589,000 in connection with technology upgrades, the build-out of its HFC Network in Moscow, the purchase of subscriber equipment and other operating requirements.

Content Providers

Due to undefined procedures regulating the legal relationships between cable TV operators, the Company is contingently liable for amounts that may be due from organizations which operate collective copyright agreements with respect to copyright programs transmitted through the Company’s HFC Network.

Licenses

The Company has licenses for construction engineering and construction services which were issued in August and September 2003 and expire in 2008.  The Company expects these licenses will be renewed upon their expiration.

Russian Taxation and Legislation

Russian tax and customs legislation is subject to varying interpretations, and changes, which can occur frequently.  Management’s interpretation of such legislation as applied to transactions and activity conducted by the Company, including those between and among the Company and its consolidated subsidiaries, may be challenged by the relevant regional and federal authorities and could result in assessments not provided for in the consolidated financial statements.  In particular, recent developments in the Russian environment suggest that the Russian authorities are becoming more active in seeking to enforce interpretations of the tax legislation, which may be different from their previous interpretations or practices.  Fiscal periods remain open to review by the authorities for three calendar years preceding the year of review (one year in the case of customs).  Significant additional taxes, penalties and interest may be assessed on taxpayers in the Russian Federation as a result of such reviews.  Under certain circumstances reviews may cover longer periods.

Russian tax authorities have recently begun to increase control over companies regarding their ability to recover VAT paid to suppliers in excess of VAT received from customers for companies which have debt within their capital structures.  CCTV has received both favorable and unfavorable rulings from tax courts in Russia including an unfavorable ruling in September 2006.  CCTV is currently defending its interpretations of tax regulations which, if CCTV is not successful, may result in a write-down of up to $747,000 value of the VAT recoverable recorded as taxes receivable as of June 30, 2006.  Accordingly, in the event that CCTV’s appeals are not successful, certain portions of VAT recoverable that have been recorded and future payments of VAT to suppliers may not be fully recoverable through the offset of VAT received by CCTV from its customers as has been customary.  Management has made a provision of $100,000 as an allowance for such possible losses.  Management is vigorously defending the validity of its claim receivable based upon its assessment of the recoverability of these amounts.

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

(14)

Subsequent Events

On September 21, 2006, the Company received commitments for the purchase of 2,341,760 units of its equity securities at $9.2325 per unit, with each unit comprised of one share of Common Stock and one-half warrant.  Each whole warrant entitles the holder to purchase one share of Common Stock for $11.00 through September 2008.  Prior to September 30, 2006, the Company received all of the gross proceeds totaling $21.62 million relating to these commitments.   Renova Media purchased 2,166,260 of the units, while the other 175,500 units were purchased by unaffiliated investors who had also purchased units in the Company’s May 2006 private placement. This private placement has enabled the Company to continue operating in accordance with its business plans, and it has not implemented any scaled back plans that may have been required had the Company not received this funding. However, receipt of these funds does not guarantee that the Company will have sufficient capital to execute all of its future business expansion plans.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements”, as the phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objective of management for future operations, and any statement of assumptions underlying any of the foregoing.  These statements may contain words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” and words of similar meaning.  These statements relate to our future business and financial performance, including CCTV’s development, its ability to attract new subscribers, to continue to expand its network, to achieve positive cash flow and our ability to raise funds for CCTV’s development.  The actual outcome may differ materially from these statements.  The risk factors listed in our Annual Report on From 10-K/A for the year ended December 31, 2005, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  There may be other risks that we have not described that may adversely affect our business and financial condition.  We disclaim any obligation to update developments of these risks or to announce publicly an y revision to any of the forward-looking statements contained in this report, or to make corrections to reflect future events or developments.

Overview

We deliver cable television, high speed data transmission and Internet services to our customers in Moscow, Russia.  Our Moscow operations are in an early stage of growth and we are currently expanding our HFC Network and increasing the customer base for our services.

During the six months ended June 30, 2006, we used the remaining proceeds from a $51 million debt and equity financing arrangement with Renova Media which closed in January 2005, including the final $10 million of additional borrowings received in the first quarter of 2006 pursuant to the debt portion of this financing arrangement. In addition, in May 2006, we received $19,963,000 in net proceeds from the private placement of our equity securities.  These funds have been used to expand our HFC Network, support our ambitious sales and marketing efforts, and support the administrative cost of a growing organization.  We have also received $21,620,000 of gross proceeds from a private placement of equity securities in September 2006 which will further assist us towards meeting the financial requirement of our operations.

Due to the continuing losses and aggressive expansion phase, we rely on a reinstated and extended commitment from our largest shareholder, Renova Media, pursuant to which it will provide us with sufficient capital, either debt or equity, on terms Renova Media deems satisfactory, to ensure that our operations will continue uninterrupted for a period of not less than one year from the date of the filing of our Form 10-Q for the six months ended June 30, 2006. This commitment is further supported with a guarantee from Renova US Holdings Ltd., an affiliate of Renova Media.

Although we believe that the funds received from the May 2006 and September 2006 private placements will greatly assist it in our further expansion plans, we cannot give any assurance that the funding provided by this private placement, or that which may be obtained in the future, will be sufficient to enable us to continue the expansion of the HFC Network to cover all of the additional sections of Moscow which we have targeted, or to otherwise enable us to achieve profitability and positive cash flows. Management maybe required to scale back its planned expansion if it appears that the existing cash is insufficient to fund such business plans into 2007.   Accordingly, management intends to operate the Company to ensure that our existing cash resources are sufficient to fund our activities for a period of not less than one year from the date of the filing of this Form 10-Q.

Changes in Critical Accounting Policies

With the implementation of SFAS No. 123(R) effective January 1, 2006, stock-based compensation changes our financial statements as detailed in Note 8 to the financial statements. The fair value of stock options is determined using the Black-Scholes valuation model. Determining the amount of expense for stock-based compensation, as well as the associated impact to the balance sheets and statement of cash flows, requires the use of estimates. The most significant factors of the expense that require estimates or projections include the expected volatility, and expected life of employee stock options.

The expected volatility of options is determined based upon an analysis of historical volatility of the market price of the Company’s stock using a rolling 12 month period for reference. The expected lives of options are determined based upon our historical share option exercise experience using options exercised during the last three years.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2006 VS. THREE AND SIX MONTHS ENDED JUNE 30, 2005

For the three months ended June 30, 2006, the Company reported net loss applicable to common shareholders of $4,231,000, or $0.42 per share, as compared to a restated loss of $1,450,000 or $0.16 per share for the three months ended June 30, 2005.  For the three months ended June 30, 2006, the Company incurred a loss from operations of $4,510,000, which before depreciation and amortization was $3,050,000. This represents a widening of the operating losses reported for the prior year’s second quarter, in which the loss from operations was $2,212,000, or $1,675,000 prior to depreciation and amortization charges. The Company’s growing operations helped produce additional gross margin, which partially offset the growth in operating expenses reflecting the increase in the Company’s operating infrastructure, including new executive management and expanded sales and marketing costs.

For the six months ended June 30, 2006, the Company reported net loss applicable to common shareholders of $6,847,000, or $0.72 per share, as compared to a loss of $14,334,000 or $1.62 per share for the six months ended June 30, 2005.  These results are not comparable because the calculations of the prior year’s six month loss per share includes the recognition of non-cash beneficial conversion feature charges to accumulated deficit totalling

$10,781,000, relating to securities issued to Renova Media which added $1.22 per share to our per share losses for the period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Beneficial conversion feature of securities issued”.    For the six months ended June 30, 2006, the Company incurred a loss from operations of $7,644,000, which before depreciation and amortization was $5,168,000. This represents a widening of the six-month loss reported in the prior year, in which the loss from operations was $3,901,000, or $2,850,000 prior to depreciation and amortization charges. Such increased operating losses reflect the on-going financial commitments made to support an increase in the Company’s operating infrastructure as noted in the discussion of the three-month period ended June 30, 2006 above.

Effective January 1, 2006, the Company adopted SFAS 123R and began recognizing the fair value of stock options issued over the vesting period of the option agreements. Prior to 2006, the Company utilized the disclosure only method for reporting the expense related to stock option grants. As a result of the implementation of SFAS 123R, for the three and six month periods ended June 30, 2006, the Company recorded expenses totaling $299,000 and $593,000, respectively, which equates to $0.03 and $0.06 per share, basic and diluted, for the three and six month periods. The Company did not record any income tax benefits associated with the stock option expenses recorded.

The per share results in the three and six month periods ended June 30, 2006 do not reflect the increase in the Company’s outstanding equity securities in the form of Series B Preferred Stock issued to Renova Media in January 2005.  The inclusion of such shares, which have a limited liquidation preference for four years, in the per share loss calculations are considered to be anti-dilutive because their inclusion would have the effect of lowering our reported loss per share.  Had such shares been included in the per share calculations, our pro forma loss per share for the three and six-month periods ended June 30, 2006 would have been $0.29 and $0.49, respectively.

Revenue and Gross Margin Summary

For the three months ended June 30, 2006, the Company recorded total revenues of $5,216,000 from which it recognized gross margin of $1,186,000, or 22.7% of revenues.  In the second quarter of 2005, the Company recorded total revenues of $2,401,000, from which it recognized gross margin of $777,000, or 32.4% of revenues. For the six months ended June 30, 2006, the Company recorded total revenues of $9,325,000 from which it recognized gross margin of $2,437,000, or 26.1% of revenues.  For the first six months of 2005, the Company had recorded total revenues of $4,632,000, from which it recognized gross margin of $1,520,000, or 32.8% of revenues.  Components of revenue and gross margin are as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change	2006	2005	Change
Television services	$1,386	$ 547	153.4%	$2,389	$1,091	119.0%
Internet access services	3,485	1,690	106.2%	6,262	3,239	93.3%
Connection fees and equipment sales	291	112	159.8%	564	208	171.2%
	5,162	2,349	119.8%	9,215	4,538	103.1%
Other revenue	54	52	3.8%	110	94	17.0%

Total revenue	5,216	2,401	117.2%	9,325	4,632	101.3%
Cost of sales	4,030	1,624	148.2%	6,888	3,112	121.3%

Gross margin	$1,186	$ 777	52.6%	$2,437	$1,520	60.38%

Subscription revenue

Television and Internet service revenues increased as a result of the continued expansion of the Company’s HFC Network and further progress in gaining subscribers and improving market penetration, as noted in the following table:

	June 30,	December 31,	June 30,	Year-to-date	One-year
	2006	2005	2005	Change	Change

Homes Passed	531,274	325,954	225,631	63.0%	135.5%
Active Subscribers
Terrestrial television	112,840	85,994	72,495	31.2%	55.7%
Cable television	30,450	15,618	6,405	95.0%	375.4%
Internet	56,264	34,600	21,104	62.6%	166.6%

Penetration levels
Terrestrial television	21.2%	26.4%	32.1%
Cable television	5.7%	4.8%	2.8%
Internet	10.6%	10.6%	9.4%

In addition, the Company has been able to improve its average monthly revenue per active subscriber (“ARPU”) for terrestrial services to approximately $1.79 for the quarter ended June 30, 2006 from approximately $1.48 for the second quarter of 2005, and to approximately $1.66 for the six months ended June 30, 2006, as compared to approximately $1.49 for the first six months in 2005 primarily due to tariff increases in 2006.  ARPU for cable television services was $10.52 for the second quarter of 2006 as compared to $11.86 for the comparable period in 2005, and for the six-month period ended June 30, 2006 ARPU for pay television was $11.83 which is the same as the ARPUs realized for the first six months of 2005.  ARPU from Internet access services was $22.04 for the three months ended June 30, 2006 as compared to $27.24 for the three months ended June 30, 2005.  Year-to-date, the Internet ARPU is $22.57 as compared to $28.30 for the first half of 2005.  Increased competitive pricing pressures have resulted in the Company being more aggressive in its offerings to its subscribers and thus ARPUs have declined.

Overall, market penetration for Internet services is relatively constant from December 31, 2005, largely as a result of the accelerated pace of growth in the expansion of the Company’s HFC Network while penetration rates for Pay TV have risen due to relatively low starting penetration levels and aggressive marketing.  In seven selected zones in which the Company has had a presence for an extended period of time and that comprise approximately 32.3% of all homes passed as of June 30, 2006, market penetration levels for Pay TV and Internet grew from 6.0% and 15.7%, respectively, as of December 31, 2005 to 7.9% and 19.6%, respectively, as of June 30, 2006. We believe that these absolute penetration levels and relative growth levels indicate the progress and potential for the delivery of our services.

Connection fees and equipment sales

For the three and six months ended June 30, 2006, the Company recorded $291,000 and $564,000, respectively of connection fees and installation revenue, as compared to the $112,000 and $208,000, respectively, of such revenues recorded during the three and six months ended June 30, 2005.  The increased revenue relates to the significant increases in the number of new subscribers for our services during these periods. As a result of the expansion of our HFC Network and aggressive marketing, the number of new subscribers for our services has increased over the same period in 2005.  Also, during the prior year, until late June 2005, the Company had temporarily suspended active marketing of its cable television services until it had received subscriber equipment that is compatible with a new digital platform which was installed in the third quarter of 2005.

Other revenue

For the three and six months ended June 30, 2006, the Company recorded $54,000 and $110,000, respectively, of other revenue, which for the quarter represents an increase of 3.8% from the $52,000 of other revenue recorded in the second quarter of the prior year, and year-to-date represents and increase of 17.0% from the prior year’s six month total of $94,000.  Other revenue is primarily comprised of revenue generated by Persey-Service, the Company’s 51% owned broadcasting and publishing service company, and from miscellaneous sales of materials.

Cost of sales

Cost of sales for the three months ended June 30, 2006 totaled $4,030,000, or 77.3% of total revenue to produce gross margin of $1,186,000.  During the prior year’s second quarter, cost of sales totaled $1,624,000, or 67.6% of revenue.

Cost of sales for the six months ended June 30, 2006 totaled $6,888,000 or 73.9% of total revenue to produce gross margin of $2,437,000.  During the prior year’s first six months, cost of sales totaled $3,112,000, or 67.2% of revenue.  Charges for use of secondary nodes increased by approximately 80.0% over the prior year’s first six months, primarily as a result of an increase in the number of secondary nodes leased.  At June 30, 2006, the Company was leasing 419 secondary nodes from COMCOR as compared to 276 nodes as of June 30, 2005.  Depreciation and amortization expense for the six months ended June 20, 2006 increased by 144.7%  over the prior year’s first six monthe, due to the continued expansion of the HFC Network, and traffic and content charges for the six month period increased by 118.7% over the prior year amounts due to increased subscriber levels for both television and Internet services. Salaries and benefits increased by 202.6%  during the six months ended June 30, 2006 over the prior year’s six months, due to the additional personnel required to support the increased level of new subscriber installations and expanded operations.

Operating expenses

Operating expenses totaled $5,696,000 and $10,081,000, respectively, during the three and six months ended June 30, 2006, which represent increases of 90.6% and 86.0% from the $2,989,000 and $5,421,000, respectively, of such expenses reported for the three and six months ended June 30, 2005.  Salaries and benefits for the three and six month periods increased 120.5% and 104.7%, respectively, over prior year levels due to increases in the workforce to support marketing, customer service and administrative functions. In addition, the expensing of stock options as a result of the implementation of SFAS No. 123R increased compensation costs by $593,000 during the six months ended June 30, 2006. In addition, the Company increased expenditures relating to advertising, to elicit sales and to promote the Company’s brand name, AKADO, throughout the expanding footprint of the HFC Network.

Equity in losses of IAS

For the three and six months ended June 30, 2006, the Company recorded $73,000 and $204,000, respectively, as its 43.5% equity in the losses of IAS as compared to $86,000 and $143,000, respectively, of such equity in IAS’s losses for the three and six months ended June 30, 2005.   IAS’s losses for the six months ended June 30, 2006 were higher than the losses it reported for the comparable period in 2005, primarily due to higher amounts of depreciation of the “stepped up” basis of IAS’s depreciable assets.

Investment income and other income

For the three and six months ended June 30, 2006, investment income and other income totaled $191,000 and $316,000, respectively, as compared to $342,000 and $591,000 in the comparable periods in the prior fiscal year.  For most of the six month period, the Company had lower amounts of invested cash as compared with the prior year.

Interest expense

Interest expense totaled $948,000 and $1,557,000, respectively, for the three and six months ended June 30, 2006 as compared to the interest expenses of $654,000 and $1,233,000, respectively, recorded in the comparable periods in 2005.  Increased interest expense on the outstanding balance of the $28.5 million term loan agreement with Renova Media (the “RME Term Loan”) following the draw down of the final $10 million available under the RME Term Loan in the first quarter of 2006, which was slightly offset by lower outstanding balances on the Company’s 10.5% Subordinated Debentures, accounted for the increase. Interest expense for the three and six months ended June 30, 2006 excludes $720,000 and $1,331,000 respectively, of interest on the RME Term Loan which has been capitalized into construction in progress.  Interest expense for the six months ended June 30, 2006 includes $131,000 of amortization of the fair value of the extension of the expiration date of Renova Media’s 8,283,000 Series B Preferred Stock purchase warrants which extension was granted to Renova Media in exchange for the waiver of a condition precedent and a $250,000 cash fee that would have otherwise been payable by the Company upon the drawdown the final $10 million of the RME Term Loan during the first quarter of 2006.  Interest expense for the three and six months ended June 30, 2005, excludes $67,000 and $102,000, respectively, of interest on the RME Term Loan which has been capitalized into construction in process.

Foreign currency gain (loss)

The Company recognized foreign currency gains of $989,000 and $2,346,000, respectively, for the three and six months ended June 30, 2006. These gains arose primarily from effects on U.S. dollar denominated borrowings, including intercompany borrowings, from the strengthening of the exchange rate of the Russian ruble against the U.S. dollar from 28.7825 rubles to the dollar at December 31, 2005 to 27.0789 rubles to the dollar at June 30, 2006.

In the prior year, the fluctuation in the exchange rates were less pronounced, and resulted in losses of $72,000 and $75,000, respectively, for the three and six months ended June 30, 2005.

Income tax (expense) benefit

Income tax benefit has been accrued based upon the estimated effective tax rates for the fiscal year, after considering valuation allowances relating to the Company’s ability to realize such tax benefits and based upon the amortization or adjustment of previously recorded deferred income tax liabilities relating to changes in the recorded values of certain non-current assets. During the six months ended June 30, 2006, the Company’s effective income tax benefit rate was 0.1% as compared to an effective benefit rate of 27.7% for the six months ended June 30, 2005.  The 2005 benefit rate was significantly affected by a change in Russian tax law which increased the percentage of taxable income that could be offset by net operating loss carryforwards (“NOLs”) from 30% to 100% for 2007 and thereafter.  Therefore, the Company was able to recognize a deferred tax asset relating to its NOLs to the extent that such NOLs would offset the reversals of taxable temporary differences in excess of reversals of deductible temporary differences in future periods.  In addition, during the six months ended June 30, 2005, the Company successfully settled a state tax matter which enabled it to reverse approximately $362,000 of previously accrued tax liabilities.

Beneficial conversion feature of securities issued

A beneficial conversion charge with a corresponding credit to additional paid-in capital of $10,781,000 was recorded in the first quarter of 2005 relating to the Series B Preferred Stock issued to Renova Media in January 2005. This amount was determined based upon a comparison of the intrinsic value of the Series B Preferred Stock, which was deemed to be equal to the $6.11 per share value of the underlying Common Stock into which it can convert, and the portion of the proceeds of the equity financing which was deemed to be attributable to the Series B Preferred Stock based upon an allocation process. Such beneficial conversion feature charge was limited to the value of the equity proceeds that had been allocated to the Series B Preferred Stock. This allocation process was done in concert with a valuation of the warrants issued to Renova Media.  The amount of the equity proceeds allocated to warrants, when coupled with their $5.00 per share exercise price, exceeded the market value of the underlying Common Stock to be received from their exercise.  Accordingly, no beneficial conversion feature was recognized for the warrants.

Preferred dividends

Dividends on the Company’s Series A Preferred Stock totaled $57,000 for each of the three months ended June 30, 2006 and 2005 and totaled $113,000 for each of the six months ended June 30, 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company’s consolidated cash position was $9,318,000, as compared to cash of $5,442,000 as of December 31, 2005.  In addition, at June 30, 2006, the Company had $7,602,000 of marketable securities as compared to $3,322,000 of such investments at December 31, 2005.  During the six months ended June 30, 2006, the Company used $4,284,000 in its operating activities, which is comprised of a use of cash of $6,017,000 in net losses as adjusted for non-cash items, and $1,733,000 of cash provided by changes in operating assets and liabilities.  The net loss of $6,017,000 as adjusted for non-cash items compares to a loss adjusted for non-cash items of $3,186,000 for the comparable period in the prior year. Increased operating expenses to support expanded marketing and administrative efforts and higher interest expense in the current year led to the increase from the prior year levels. Increases in accrued liabilities including amounts due from accrued interest expense and accrued compensation helped reduce the use of cash during the quarter for operating activities.  During the six months, the Company utilized $22,950,000 from investing activities, of which a net of $4,272,000 was used for making investments in highly liquid variable rate auction rate securities and certain common stock investments, and $18,678,000 was used for capital expenditures to expand the Company’s HFC Network and improve technology.  Financing activities provided $31,061,000 during the six months ended June 30, 2006, of which $19,963,000 relates to net proceeds from the private placement of equity securities to Renova Media, certain directors and executive officers of the Company and outside investors. In addition the Company received $11,244,000 from new borrowings, including $10,000,000 under the Renova Media Term Loan and $1,244,000 from the refinancing of a mortgage loan. The Company used $175,000 for the payment of preferred dividends and debt service on a mortgage loan and received $29,000 from the exercise of stock options.

The Company currently continues to incur operating losses, and expects such losses to continue through the end of the current year and into 2007. In addition, the Company is committing funds to expand its HFC Network in Moscow.

Due to the continuing losses and aggressive expansion plans, we continue to rely on a commitment from our largest shareholder, Renova Media, pursuant to which it will provide us with sufficient capital, either debt or equity, on terms Renova Media deems satisfactory, for our operations to continue uninterrupted for a period of not less than one year from the date of the filing of our Form 10-Q for the six months ended June 30, 2006. This commitment is further supported with a guarantee from Renova US Holdings Ltd., an affiliate of Renova Media.

Although we believe that the funds received from the May 2006 and September 2006  private placements will greatly assist us in our further expansion plans, we cannot give any assurance that the funding provided by this private placement, or that which may be obtained in the future, will be sufficient to enable us to continue the expansion of the HFC Network to cover all of the additional sections of Moscow which we have targeted, or to otherwise enable us to achieve profitability and positive cash flows. Management maybe required to scale back its planned expansion if it appears that the existing cash is insufficient to fund such business plans into 2007.    Accordingly, management intends to operate the Company to ensure that our existing cash resources are sufficient to fund our activities for a period of not less than one year from the date of the filing of this Form 10-Q.

The following is a summary of capital expenditures for the six month periods ended June 30, 2006 and 2005 (in thousands):

	Six Months ended June 30,
	2006	2005
Line extensions (network costs associated with entering new service areas)	$14,903	$4,510
Scalable infrastructure (including internet equipment and subscription equipment)	3,104	481
Other administrative	671	173
	$18,678	$5,164

OFF BALANCE SHEET ARRANGEMENTS

At June 30, 2006, the Company had issued commitments totaling $10,589,000 in connection with technology upgrades, the build-out of its HFC Network in Moscow, the purchase of subscriber equipment and other operating requirements.

The Company is also party to certain operating leases which will require $4,000 of payments to be made during the remainder of 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates and from factors that impact equity investments in Russia, as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

FOREIGN INVESTMENT AND FOREIGN CURRENCY EXCHANGE RATE RISK

Since the Company’s wholly-owned subsidiary, CCTV, operates in Russia, the Company is subject to the economic and political risks associated with operating in Russia.  In addition, fluctuations in the value of the Russian ruble may affect the reporting of the Company’s results of operations and financial condition in U.S. dollars terms.  CCTV’s current pricing strategies involve monthly tariffs that are closely tied to the value of the U.S. dollar but which are still invoiced and paid in Russian rubles.  This could result in fluctuations in revenues that are not met equally or proportionally with changes in the Company’s expenses.  Furthermore, certain significant components of CCTV’s financial statements are U.S.-dollar based, including, but not limited to, notes payable to shareholder, interest expense and certain of its customer equipment and construction costs. Accordingly, the Company is exposed to the economic risks associated with an entity which conducts its business in more than one currency, and the financial reporting risks that accompany the judgments involved in determining the functional currency and the potential impacts that such determinations may have on the Company’s consolidated financial statements. The Company has not entered into any derivative instruments to hedge its foreign currency exchange risks.

Operating CCTV also involves the risk of CCTV’s ability to increase its revenues through the addition of subscribers for its cable television, high-speed data transmission and Internet services. Subscriber growth is largely dependent upon CCTV’s ability to build-out its HFC Network from the fiber optic network which it leases from COMCOR, which is largely dependent upon it receiving a sufficient amount of capital to pay for the equipment and construction costs, and also through increasing penetration levels.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of June 30, 2006 we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) of the Exchange Act. As part of such evaluation, management considered the matters discussed below and in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, (the “Annual Report”) relating to internal control over financial reporting. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006 due to the material weaknesses in internal control over financial reporting described in Item 9A of the Annual Report.

Changes in Internal Control Over Financial Reporting

The following is a description of the two material weaknesses in the Company’s internal control over financial reporting as of June 30, 2006, and developments implemented and remediation measures taken during the preparation of our June 30, 2006 financial statements:

Notwithstanding the material weaknesses described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

As of June 30, 2006, the Company did not maintain effective controls over its anti-fraud programs.  Specifically, the Company did not (i) prepare a formalized assessment of fraud risk or implement certain corporate governance policies that had been approved by our Board of Directors (including an employee complaint procedure, a policy on Securities Trading by Employees, Officers and Directors, and the Code of Ethics for our Chief Executive Officer, Chief Financial Officer and All Accounting and Financial Personnel), (ii) implement a Code of Business Conduct and Ethics for all employees and directors and (iii) monitor compliance with the Company’s anti-fraud programs and controls.  This control weakness could result in more than a remote likelihood that a misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected.  Accordingly, management has concluded that this control deficiency constitutes a material weakness.

To address this material weakness, the Company has begun to implement remediation plans. We have completed our implementation of the Code of Ethics for our Chief Executive Officer, Chief Financial Officer and all Accounting and Finance Personnel. In July 2006, our Board of Directors approved a revised and updated Corporate Governance Guidelines, a revised and updated Code of Business Conduct and Ethics, a revised and updated policy on Securities Trading by Employees, Officers and Directors, a new Addendum to the Insider Trading Policy and revised and updated Complaint Procedures-Whistleblower Policy.  Implementation of these policies has commenced, and we expect that these procedures will be fully implemented prior to the end of the third fiscal quarter.  In addition, during 2006, we intend to prepare a formal assessment of the risk of fraud within the Company, and based upon the assessments developed, we will enhance and implement revised procedures to address the identified risks and also design specific internal control testing measures to ensure our overall policies and procedures with respect to fraud detection and prevention are adequate and functioning effectively.

As of June 30, 2006, the Company did not have an adequate level of review of complex and judgmental accounting issues primarily because it did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with the Company’s financial reporting requirements. Specifically, the Company lacked adequate review and analysis with respect to: (i)  the accuracy of the valuation allowance relating to deferred tax assets; (ii) the completeness and accuracy of the inventory and construction material obsolescence reserves; (iii) the application of accounting principles generally accepted in the United States of America with respect to the accounting for stock options with intrinsic value on the date of grant or with provisions that give rise to variable accounting for such options; (iv) the determination of the functional currency of our Moscow-based operating subsidiary and (v) the application of accounting principles generally accepted in the United States of America with respect to the accounting for revenue and costs at the time of installation of Internet or cable television services.  This control deficiency contributed to audit adjustments which were made during the preparation of the 2005 consolidated financial statements.  Additionally, this control deficiency could result in more than a remote likelihood that a misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected.   Accordingly, management has concluded that this control deficiency constitutes a material weakness.

To address this material weakness the Company has taken several remediation measures.  We have improved our analysis and review of (i) the valuation accounts with respect to inventories and construction in process and (ii) the accounting for revenue and costs at the time of installation of Internet or cable television services.  We have fully implemented SFAS No. 123R, the new accounting standard with respect to the accounting for stock options.  We retained outside consultants to assist in the accounting for the functional currency of our operating subsidiary, and have developed analytical procedures to further enhance our reporting controls in this area.

In addition, we have restructured our personnel to improve the control processes of the Company.  These changes include the hiring of a new Chief Financial Officer, who is located in our Moscow office and creating and filling the position of Corporate Controller. We have also retained the services of our former Chief Financial Officer for a period of time to facilitate the transition to the new Chief Financial Officer.

We expect that these and further planned additions to our staff will better position the Company to make further progress towards remediating this material weakness and to help in the enhancement of our controls surrounding accounting and disclosure matters.

Part II.  Other Information

Item 1.  Legal Proceedings.

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

In June 2006, the Supreme Court of the State of New York granted J.M. Ney’s unopposed motion for relief, thereby dismissing this matter.

Item 1 A.  Risk Factors.

There have been no material changes in the risk factors from those presented in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 23, 2006, the Company held an Annual Meeting of its stockholders at which meeting all of the directors of the Company were elected for the ensuing year or until their successors are elected and qualified.

	FOR	AGAINST	WITHHELD
Andrew Intrater	9,923,623	0	46,747
Mikhail A. Smirnov	9,928,258	0	42,112
Oliver R. Grace, Jr.	9.935,209	0	35,161
Ivan Isakov	9,923,623	0	46,747
Jay M. Haft	9,923,623	0	46,747
Valentin V. Lazutkin	9,936,914	0	33,456
James J. Pinto	9,936,614	0	33,756
Vladimir A. Serdyuk	9,923,623	0	46,747
David R. Van Valkenburg	9,934,199	0	36,171
Alexander P. Vladislavlev	9,932,136	0	38,234

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description

10.1	Form of Subscription Agreement between Moscow CableCom Corp and private placement investors, dated May 5, 2006

10.2	Form of Warrant Agreement between Moscow CableCom Corp and private placement investors, dated May 18, 2006

10.3	Registration Rights Agreement between Moscow CableCom Corp and the Shareholders, dated May 18, 2006
10.4	Amendment No. 3 to $28,500,000 Facility Agreement dated August 26, 2004 between Moscow CableCom Corp, RME Management Ltd, dated May 5, 2006
10.5	Amendment No. 2 to Series B Convertible Preferred Stock Subscription Agreement dated August 26, 2004 between Moscow CableCom Corp and Renova Media Enterprises Ltd., dated May 5, 2006

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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