Form 10-Q/A
period 2005-06-30
MOSCOW CABLECOM CORP
filed 2006-10-26
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Moscow CableCom Corp. has filed this amended and restated Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2005 solely to include as an exhibit the certification of its chief financial officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.  This certification was included in Moscow CableCom Corp.’s October 25, 2006 filing of its amended Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2005, but was not received with the rest of the filing as a result of technical error.  This amended Quarterly Report on Form 10-Q/A amends and restates in its entirety Moscow CableCom Corp.’s October 25, 2006 filing of its amended Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2005.

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