Form 10-Q
period 2006-09-30
MOSCOW CABLECOM CORP
filed 2006-11-29
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer☐

 Accelerated filer☐

Non-accelerated filer☒

The number of shares of the Registrant’s $.01 par value Common Stock outstanding at November 10, 2006 was 13,753,738 and the number of shares of the Registrant’s $.01 par value Series B Convertible Preferred Stock outstanding was 4,500,000.

MOSCOW CABLECOM CORP.
FORM 10-Q

Part I.  Financial Information
Item 1.  Financial Statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Balance Sheets

(unaudited)
(In thousands, except per share data)

	September 30, 2006	December 31, 2005
Assets		(restated, see Note 2)
Current assets:
Cash and cash equivalents	$ 24,090	$ 5,442
Marketable securities	2,802	3,322
Trade receivables, less allowance for doubtful accounts of $173 and $111	146	252
Inventories, net	1,796	1,237
Taxes receivable	7,102	3,523
Deferred costs	713	470
Deferred income taxes	552	398
Other assets	4,372	1,845
Total current assets	41,573	16,489
Property, plant and equipment, net (Note 3)	49,409	25,730
Construction in progress and advances	13,839	9,563
Prepaid pension expense	5,347	5,111
Intangible assets, net (Note 4)	4,680	4,850
Goodwill (Note 4)	4,695	4,409
Investment in Institute for Automated Systems (Note 6)	7,190	7,128
Deferred costs	955	712
Other assets	1,658	716
Total assets	$ 129,346	$ 74,708
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt (Note 5)	$ 571	$ 598
Payable to affiliate	1,139	531
Accounts payable and accrued liabilities	11,380	4,849
Deferred revenue	209	354
Total current liabilities	13,299	6,332
Note payable to shareholder (Note 5)	32,485	20,211
Long-term debt, less current maturities (Note 5)	2,947	1,773
Other long-term obligations	854	720
Deferred revenue	551	380
Deferred income taxes	3,386	2,911
Total liabilities	53,522	32,327
Commitments and contingencies (Note 13)
Stockholders’ equity:
Series A cumulative convertible preferred stock, no par value; 800,000 shares authorized; 149,962 shares and 150,144 respectively, shares issued and outstanding, liquidation preference $18.75 per share	2,789	2,792
Series B convertible preferred stock, $.01 par value, 25,000,000 shares authorized 4,500,000 shares issued and outstanding	45	45
Common stock, $.01 par value; 40,000,000 shares authorized; 13,752,738 shares and 8,860,746 shares, respectively, issued and outstanding	138	89
Additional paid-in capital	110,818	66,243
Accumulated deficit	(39,694)	(26,608)
Treasury stock, at cost, 24,500 shares	(180)	(180)
Accumulated other comprehensive income	1,908	-
Total stockholders’ equity	75,824	42,381
Total liabilities and stockholders’ equity	$ 129,346	$ 74,708
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MOSCOW CABLECOM CORP.

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005 (restated, see Note 2)	2006	2005 (restated, see Note 2

Sales and revenues
Subscription fees, connection fees and equipment sales	$5,796	$2,367	$15,011	$6,905
Other	49	44	159	138

Total revenue	5,845	2,411	15,170	7,043

Cost of sales
Services from related party	1,343	663	3,374	1,678
Salaries and benefits	1,193	377	2,927	950
Depreciation and amortization	1,385	431	3,445	1,273
Other	1,159	657	2,222	1,339

Total cost of sales	5,080	2,128	11,968	5,240

Gross margin	765	283	3,202	1,803

Operating expenses
Salaries and benefits	3,777	1,898	9,352	4,622
Depreciation	202	112	618	321
General and administrative	2,465	1,430	6,555	3,918

Total operating expenses	6,444	3,440	16,525	8,861

Loss from operations	(5,679)	(3,157)	(13,323)	(7,058)

Equity in losses of Institute for Automated Systems	(188)	(160)	(392)	(303)
Investment income and other income	254	282	570	873
Interest expense	(907)	(665)	(2,464)	(1,898)
Foreign currency translation gain (loss)	651	6	2,997	(69)

Loss before income taxes	(5,869)	(3,694)	(12,612)	(8,455)
Income tax benefit (expense)	(314)	(102)	(305)	1,219

Net loss	(6,183)	(3,796)	(12,917)	(7,236)
Preferred dividends	(56)	(56)	(169)	(169)
Beneficial conversion feature	-	-	-	(10,781)

Net loss applicable to common shares	$(6,239)	$(3,852)	$(13,081)	$(18,186)

Loss per common share:
Basic and diluted (Note 7)	$(0.54)	$(0.44)	$(1.29)	$(2.06)
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2006

(In thousands)
(unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance December 31, 2005 (restated, see Note 2)	$2,792	$45	$ 89	$ 66,243	$(26,608)	$(180)	$ -	$ 42,381
Net loss	-	-	-	-	(12,917)	-	-	(12,917)
Currency translation gain	-	-	-	-	-	-	1,908	1,908
Comprehensive loss								(11,009)

Private placements of equity units, net of expenses	-	-	48	41,456	-	-	-	41,504
Stock grants	-	-	-	405	-	-	-	405
Stock option expense	-	-	-	940	-	-	-	940
Exercise of stock options	-	-	1	47	-	-	-	48
Extension of warrant	-	-	-	1,724	-	-	-	1,724
Preferred dividends	-	-	-	-	(169)	-	-	(169)
Conversion of Series A Preferred Stock	(3)	-	-	3	-	-	-	-

Balance September 30, 2006	$2,789	$45	$138	$110,818	$(39,694)	$(180)	$ 1,908	$ 75,824
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MOSCOW CABLECOM CORP.
Consolidated Condensed Statements of Cash Flows(unaudited)
(In thousands)

	Nine months ended September 30,
	2006	2005
		(restated, see Note 2)
Cash flows from operating activities:
Net loss	$(12,917)	$(6,850)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in losses of Institute for Automated Systems	392	303
Depreciation and amortization	4,063	1,594
Amortization of debt financing costs	243	-
Net change in valuation accounts for receivables, inventory and construction in progress	(482)	72
Stock-based compensation	1,345	335
Deferred income taxes	305	(1,269)
Pension income	(236)	(138)
Foreign currency gains	(2,997)	69
Net gains from marketable securities	(97)	(114)
Accrued interest rolled into principal balance	2,274	-

Changes in operating assets and liabilities,
Accounts and other receivables	60	(89)
Inventories	(118)	(171)
Prepaid expenses and other assets	(4,881)	(2,332)
Deferred costs	(404)	956
Deferred revenue	(21)	(984)
Accounts payable, accrued liabilities and other long-term obligations	6,061	(182)

Net cash (used in) operating activities	(7,410)	(8,800)

Cash flows from investing activities:
Purchases of property and equipment	(27,254)	(8,174)
Purchases of marketable securities	11,117	(7,046)
Proceeds from sales of marketable securities	(10,500)	2,559

Net cash (used in) investing activities	(26,637)	(12,661)

Cash flows from financing activities:
Proceeds from private placements of Common Stock units, net of expenses	41,504	-
Proceeds from issuance of Series B Preferred Stock and warrants, net of expenses	-	19,557
Proceeds from term debt, net of fee paid	11,244	18,037
Principal payments on term debt	(97)	(4,125)
Stock options exercised	48	11
Preferred dividends paid	(169)	(169)

Net cash provided by financing activities	52,530	33,311
Effect of exchange rate changes on cash and cash equivalents	165	-

Net increase cash and cash equivalents	18,648	11,850
Cash and cash equivalents - beginning of period	5,442	1,817

Cash and cash equivalents - end of period	$24,090	$13,667
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

The Company has incurred losses in recent years and the expansion of its business activities requires a significant amount of capital to meet its cash flow requirements. In May 2006, the Company received $19.96 million in a private placement, net of expenses, and in September 2006, it received an additional $21.54 million in a separate private placement, net of expenses.  The private placement units for each of the private placements were comprised of one share of its Common Stock and one-half warrant to purchase Common Stock.  These transactions are further discussed in Note 9.

Due to the continuing losses and aggressive expansion plans, the Company reinstated and extended the terms of the commitment from its largest shareholder, Renova Media Enterprises Ltd. (“Renova Media”), pursuant to which Renova Media will provide the Company with sufficient capital, either debt or equity, on terms Renova Media deems satisfactory, to enable the Company’s operations to continue uninterrupted for a period of not less than one year from the date of the filing of its Form 10-Q for the nine months ended September 30, 2006. Renova Media is controlled by Victor Vekselberg and is primarily a holding company which holds, among other investments, shares of the Company’s Common Stock, Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and warrants to acquire additional shares of Common Stock and Series B Preferred Stock. This commitment is further supported by a guarantee from Renova US Holdings, Ltd., an affiliate of Renova Media.

Although the Company believes that the funds received from the May 2006 and September 2006 private placements will greatly assist it in its further expansion plans, it cannot give any assurance that the funding provided by these private placements, or funds which may be obtained in the future, will be sufficient to enable it to continue the expansion of the HFC Network to cover all of the additional sections of Moscow which it has targeted, or to otherwise enable it to achieve profitability and positive cash flows.  In the absence of any new funding that the Company may receive in the future, the Company’s Board of Directors has directed management to operate within existing cash resources and, if necessary, to develop a scaled down operating plan for implementation in January 2007.  Accordingly, management may be required to scale back its planned expansion if the Company has not received additional funding and it appears that the existing cash is insufficient to fund its current business plans in 2007.  Accordingly, management intends to operate the Company to ensure that its cash resources are sufficient to fund the Company’s activities for a period of not less than one year from the date of the filing of this Form 10-Q.

As discussed in Note 14, Renova Media has submitted a proposal to acquire all the equity interests in the Company that it does not presently own.

(2)

Accounting Policies

The accompanying unaudited consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes as contained in the Annual Report on Form 10-K/A for the year ended December 31, 2005 from which the restated unaudited consolidated condensed balance sheet as of that date contained in this report has been derived.  The December 31, 2005 consolidated condensed balance sheet was restated to reflect the correction of errors relating to the Company’s accounting for deferred income taxes. The unaudited comparative consolidated condensed financial information for the three and nine months ended September 30, 2005 have been derived from the restated amounts for these periods as presented in Amendment No. 1 on Form 10-Q/A for the period then ended.  The September 30, 2005 unaudited consolidated condensed financial information was restated to reflect the correction of errors relating to the Company’s accounting for deferred income taxes.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The accompanying unaudited consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the interim period.  The consolidated condensed statements of operations for the interim periods are not necessarily indicative of the results for a full fiscal year.

Accounting for Stock Options

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method, and such fair value of share-based payments should be recognized as expenses in the consolidated statement of operations. Since the Company adopted SFAS 123R using the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R (See Note 8).  For awards granted pre-SFAS 123R adoption that vest on a cliff basis the Company recognizes compensation cost on a straight line basis.  For awards granted pre-SFAS 123R adoption that vest on a graded basis, the Company recognizes compensation cost on a straight line basis over the requisite service period of the last separately vesting portion of each award.

Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that vested during the period and are expected to be exercised. Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005 and options granted during 2006 based on the grant date fair values.  Stock-based compensation expense recognized in the statement of operations for the three months and nine months ended September 30, 2006 is based on awards vested during the period.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of September 30, 2006, the Company has estimated that there will be no forfeitures based on an analysis which considered, among other factors, the limited distribution of unvested options at that date.  In the pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employees’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”).  This statement requires an employer to recognize in its statement of financial position the overfunded or underfunded status of defined benefit pension and postretirement plans measured as the difference between the fair value of plan assets and the benefit obligation.   Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs, credits and transition costs that arise during the period.   The Company expects to adopt this statement in the fourth quarter of 2006.   Had this statement been effective at December 31, 2005, the estimated impact of the adoption of SFAS 158 would have been a reduction of stockholders’ equity of approximately $1,523,000, net of tax.  By the time of the adoption at December 31, 2006, the plan’s investment performance, actuarial experience and potential changes in actuarial assumptions could have a significant impact on the actual amounts to be recorded.

In September 2006 the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  The Company has not yet determined the impact, if any, the implementation of SFAS 157 may have on its  consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” ("FIN 48"). FIN 48 addresses the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 will require companies to include additional qualitative and quantitative disclosures within its financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes only when it is considered to be more-likely-than-not that the position will be sustained. A tax position that meets the more-likely-than-not criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company will adopt this Interpretation in the first quarter of 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  This statement applies to all voluntary changes in accounting principles and revises the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase (such as SFAS 123R, Stock-Based Payments) as of the effective date of SFAS 154.

In November 2004, FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”) this statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on January 1, 2006. The adoption of this Standard did not have a material effect on the Company’s consolidated financial statements.

(3)

Property, Plant & Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Land, building and improvements	$ 6,416	$ 6,410
Network equipment	39,536	19,261
Internet equipment	3,912	2,617
Subscriber equipment	7,085	2,155
Other	2,846	1,703
	59,795	32,146
Less accumulated depreciation	(10,386)	(6,416)
	$ 49,409	$ 25,730

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

For the nine month periods ended September 30, 2006 and 2005, the Company recorded $468,000 and $454,000, respectively, in amortization related to the agreement with COMCOR and its broadcast license assets.

At September 30, 2006, intangible assets were comprised as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Agreement with COMCOR	$ 3,717	$ (1,022)	$ 2,695
Broadcasting licenses	2,738	(755)	1,985
Totals	$ 6,455	$ (1,775)	$ 4,680

Goodwill recorded in connection with the acquisition of CCTV represents the excess of the acquisition price over the estimated fair value of the identified tangible and intangible assets of CCTV.  In accordance with SFAS 142, goodwill is not being amortized and is tested for impairment at least annually.  The impairment test involves a comparison of the fair value of a reporting unit, as defined under SFAS 142, with the relating carrying amount.  The Company has one reporting unit and considers its fair value to be the quoted market capitalization of the Company.  If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired.  In such an instance, the impairment to be recognized is measured by the amount by which the recorded goodwill exceeds implied goodwill based on the allocation of the reporting unit’s fair value.

(5)

Note Payable to Shareholder and Long-Term Debt

Note payable to Shareholder and Long-term debt consist of the following (in thousands):

	September 30, 2006	December 31, 2005
RME Term Loan, due January 2010, interest at 12.0%	$ 32,485	$ 20,211
Convertible subordinated debentures, due October 2007, interest at 10.5%	788	788
Mortgage loan, due March 2013; interest at 7.02%	2,730	-
Mortgage loan, due June 2010; interest at LIBOR plus 2.25%	-	1583
	36,003	22,582
Less current maturities	(571)	(598)
	$ 35,432	$ 21,984

In February and March 2006, the Company received the final $10 million available under the terms of the $28.5 million Renova Media Term Loan (“RME Term Loan”). Such advances were made pursuant to an agreement under which the Company agreed to extend the exercise period of warrants to acquire 8,283,000 shares of Series B Preferred Stock from January 13, 2010 until October 13, 2010 in exchange for a waiver of a condition precedent that required the Company to have passed 500,000 homes with its HFC Network in Moscow and a waiver of a $250,000 fee that would have otherwise been payable upon the drawdown of the remaining $10 million.  The $1,724,000 of fair value relating to the warrant extension was recorded as an increase to additional paid-in capital and as a deferred debt issuance cost which is being amortized over the life of the loans extended pursuant to this agreement.  In addition, during the nine months ended September 30, 2006 a total of $2,274,000 of accrued interest was rolled into the principal of the RME Term Loan.

In March 2006, the Company received an additional $1,244,000 of proceeds from the refinancing of a mortgage loan secured by real estate property in Connecticut, pursuant to which the maturity of the loan was extended from June 2010 to March 2013, the interest rate was fixed at 7.02% and the monthly principal payments were reduced from $13,667 to $11,666.

(6)

Investment in Institute for Automated Systems

IAS is a telecommunications company that operates a data communications network in Russia.  As a result of the acquisitions of CCTV and Moscow Broadband Communications Ltd. (“MBC”) in February 2004, the Company has a 43.5% equity interest in IAS.  For the three and nine months ended September 30, 2006, the Company recorded $188,000 and $392,000, respectively, representing its share of IAS’s losses which totalled $396,000 and $715,000 for the three and nine months respectively, and adjustments of $16,000 and $81,000, respectively, relating to depreciation of the fair market value of the allocated portion of the purchase price attributable to IAS’s buildings.

The Company’s investment in IAS is recorded at $7,190,000 as compared to 43.5% of IAS’s shareholders’ equity which is $3,192,000.  The difference is due to the valuation of IAS as allocated from the purchase price for the acquisition of CCTV and MBC in 2004.  Such difference is primarily attributable to the fair value of real estate owned by IAS and is being depreciated over a useful life of 30 years.

The following presents the summarized financial condition of IAS as of September 30, 2006 and December 31, 2005, and the results of its operations for the three and nine month periods ended September 30, 2006 and 2005 (in thousands) (unaudited):

Balance Sheet	September 30, 2006	December 31, 2005
Current assets	$ 2,083	$ 1,347
Non-current assets	7,416	7,354

Total assets	$ 9,499	$ 8,701

Current liabilities	$ 1 ,247	$ 691
Non-current liabilities	915	434

Total liabilities	2,162	1,125

Shareholders’ equity	7,337	7,576
	$ 9,499	$ 8,701

Statement of Operations	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues	$ 1,953	$ 1,438	$ 5,726	$ 4,047
Cost of revenues	(1,737)	(1,262)	(4,752)	(3,407)
Operating expenses	(572)	(460)	(1,619)	(1,164)

Loss from operations	(356)	(284)	(645)	(524)
Foreign currency gain ( loss)	(8)	2	(3)	(8)
Interest expense	(32)	(2)	(67)	(2)
Income tax expense	-	(9)	-	(15)

Net loss	$ (396)	$ (293)	$ (715)	$ (549)

(7)

Loss Per Share

Loss per share is computed based on the weighted average number of shares of Common Stock and equivalent shares outstanding.  Diluted loss per share assumes full conversion of all convertible securities into Common Stock at the later of the beginning of the year or date of issuance, unless antidilutive.  For the three and nine months periods ended September 30, 2006 and 2005, the assumed conversion of the Company’s convertible securities, including the Series B Preferred Stock, had antidilutive effects on the Company’s earnings per share.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005 (restated)	2006	2005 (restated)
Calculation of basic loss per share:
Numerator for basic and diluted loss per share:
Net loss, as reported	$ (6,183)	$ (3,796)	$(12,917)	$ (7,236)
Preferred dividends	(56)	(56)	(169)	(169)
Beneficial conversion feature	-	-	-	(10,781)

Numerator for basic and diluted loss per share	$(6,239)	$ (3,852)	$(13,086)	$ (18,186)

Denominator for basic loss per share:
Weighted average number of shares outstanding during the period	11,478	8,850	10,173	8,832
Effect of dilutive securities	-	-	-	-

Denominator for diluted loss per share	11,478	8,850	10,173	8,832

Basic and diluted loss per share	$ (0.54)	$ (0.44)	$ (1.29)	$ (2.06)

(8)

Stock Based Compensation Plans

The Company’s 2003 Stock Option Plan, as amended in December 2004, (the “2003 Option Plan”) provides for option grants totaling up to 1,700,000 shares of Common Stock to directors and key employees at exercise prices equal to at least 50% of the stock’s fair market value at date of grant. Options have a maximum term of ten years. As of September 30, 2006, the Company had reserved 1,197,265 shares of Common Stock for the exercise of stock options.  At September 30, 2006, 282,280 options remained available for grant.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R requiring that compensation cost relating to share-based payment transactions be recognized in the statement of operations. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company adopted SFAS 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

For the three and nine months ended September 30, 2006, the Company recorded $347,000 and $940,000, respectively, of compensation costs related to stock options which has been included in operating expenses. There were no components of these costs which were required to be capitalized into construction in progress. This expense equates to an additional expense of $0.03 and $0.09 per share, respectively, basic and diluted, for the three and nine month periods. The adoption of SFAS 123R did not have any impact on the Company’s cash flow, as the Company did not recognize any associated future income tax benefit in the three and nine month periods ended September 30, 2006.

At September 30, 2006, there were 217,000 stock options outstanding with terms that allow for a “cashless” exercise through the immediate repurchase of shares issuable upon exercise to satisfy the aggregate exercise price of the options. Based upon the market price for the Common Stock of $9.05 per share at September 30, 2006, the assumed exercise of these options on a cashless basis would have resulted in the issuance of a net of 97,110 shares of common stock. There are no other buyback requirements or provisions in these options or the other outstanding stock options at September 30, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from long-term traded options on the Company’s Common Stock.  Such model uses historical data to estimate option exercise and employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our stock options consistent with the requirements of SFAS 123R.

Nine Months Ended September 30, 2006
Expected volatility	65.1% - 70.4%
Expected annual dividend yield	0%
Risk free rate of return	3.35% - 4.55%
Expected option term (years)	1.5 - 5.0

The weighted average grant-date fair value of equity options granted during the nine months ended September 30, 2006 was $5.46 per share.

Under APB 25 compensation cost recognized for stock options awarded in the nine months ended September 30, 2005 was limited to the recognition of the cost relating to the options granted with an exercise price that was lower than the market value of the underlying stock at the grant date. The following table sets forth pro forma information for the three and nine months ended September 30, 2005 as if compensation cost had been determined consistent with the requirements of SFAS 123R:

(in thousands, except per share amounts)	Three months ended September 30, 2005 (as restated)	Nine months ended September 30, 2005 (as restated)
Net loss as reported (see Note 7)	$(3,687)	$(6,850)
Add back: Stock based compensation expensed	-	24
Deduct: Total stock-based employee compensation determined under fair value method for fixed stock option plans, net of related tax effects	(890)	(1,923)

Pro forma net loss	$(4,577)	$(8,749)
Loss per share of common stock:
Basic and diluted – as reported	$(0.42)	$(2.02)

Basic and diluted – pro forma	$(0.52)	$(2.23)

The following table summarizes information about stock option activity for the nine months ended September 30, 2006:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2005	1,137,424	$5.28
Granted	162,841	9.52
Exercised	(95,500)	4.95
Expired unexercised	(7,500)	3.81
Outstanding at September 30, 2006	1,197,265	$5.89

Exercisable at September 30, 2006	373,333	$5.54

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended September 30, 2006 was $478,000.  During the nine months ended September 30, 2006, the amount of cash received from the exercise of stock options was $47,000. In May 2006, the holder of 85,000 options to purchase Common Stock exercised his options on a cashless basis which resulted in the Company issuing a net of 43,292 shares of Common Stock after deducting 41,708 shares of Common Stock which were used to fulfill the aggregate exercise cost of the options being exercised. No associated tax benefits were realized as a result of the stock option exercises.

The following table summarizes information about nonvested stock option awards as of September 30, 2006 and changes for the nine months ended September 30, 2006:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	733,257	$3.11
Granted	162,841	$5.46
Vested	(72,166)	$3.17

Non-vested at September 30, 2006	823,932	$3.57

At September 30, 2006, there was $1,784,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.60 years.

9)

Private Placements of Equity Securities

In May 2006, the Company received net proceeds of $19,963,000 from the private placement of 2,438,684 units of its equity securities at $8.2725 per unit, with each unit comprised of one share of Common Stock and one-half warrant. Each whole warrant entitles the holder to purchase one share of Common Stock for $9.852 through May 2008. Renova Media purchased 1,208,824 units, and directors and officers of the Company purchased 608,860 units.  The remaining 621,000 units were purchased by unaffiliated investors. The Company has paid or accrued an estimated $175,000 in costs of the transaction, which costs have been charged against additional paid-in capital.

In September 2006, the Company received net proceeds of $21,540,000 from the private placement of 2,341,760 units of its equity securities at $9.2325 per unit, with each unit comprised of one share of Common Stock and one-half warrant. Each whole warrant entitles the holder to purchase one share of Common Stock for $11.004 through September 2008. Renova Media purchased 2,166,260 units, and the remaining 175,550 units were purchased by unaffiliated investors. The Company has paid or accrued an estimated $80,000 in costs of the transaction. Such costs have been charged against additional paid-in-capital.

(10)         Stock Purchase Warrants

Transactions in stock purchase warrants for the nine months ended September 30, 2006 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Expiration Date
Balance December 31, 2005	8,283,000	$5.00	October 2010
Issued in connection with May 2006 private placement	1,219,342	9.852	May 2008
Issued in connection with September 2006 private placement	1,170,880	11.004	September 2008

	10,673,222	$6.213

The 8,283,000 warrants which expire in October 2010 entitle the holder, Renova Media, to acquire Series B Preferred Stock, which are convertible into Common Stock on a share-for-share basis.   At the expiration of these warrants, the current liquidation preference provisions of the Series B Preferred Stock will have expired.

A total of 2,390,222 warrants were issued in connection with private placements of securities as described in Note 9.

(11)

Retirement Plans

The Company maintains a non-contributory defined benefit plan and a defined contribution plan which collectively cover substantially all U.S.-based full-time employees.  The defined contribution plan is funded through employees’ contributions and employer’s matching contributions.  Pension expense for the Company’s defined contribution plan totaled $5,000 and $0, respectively, for the nine month periods ended September 30, 2006 and September 30, 2005. The Company used forfeitures of previous Company contributions to fund Company matching funding requirements in 2005.

The projected benefit obligations were determined using the following assumptions:

	2006	2005
Discount rate	5.75%	5.75%
Future compensation growth rate	5.00%	5.00%
Long-term rate of return on plan assets	7.50%	7.50%

The required use of expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year.  Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore the pattern of income and expense recognition will more closely match the pattern of the services provided by the employees.  Differences between actual and expected returns are recognized in the calculation of net periodic pension cost or (income) over five years in accordance with the provisions of SFAS 87.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2006	2005	2006	2005
Components of periodic benefit gain:
Service cost of benefits accrued	$ 5	$ 7	$ 15	$ 21
Interest cost on projected benefit obligations	201	201	603	603
Expected return on plan assets	(303)	(286)	(911)	(858)
Amortization of unrecognized actuarial losses	19	32	57	96

Net periodic benefit gain	$ (78)	$ (46)	$ (236)	$ (138)

The Company has never made any contributions to the defined benefit plan, and it expects that it will not be required to make any contributions during 2006.

(12)

Related Party Transactions

The Company receives signal delivery services, data network services and traffic services from COMCOR.  During the nine-month periods ended September 30, 2006 and 2005, charges for such services totaled $3,374,000 and $1,678,000, respectively.  At September 30, 2006, the Company was indebted to COMCOR in the amount of $1,139,000.

In June 2006, Renova Media announced that they had reached an agreement to acquire a controlling ownership position in COMCOR.  As of September 30, 2006, Renova Media and COMCOR own approximately 43.1% and 23.1%, respectively, of the Company’s outstanding voting equity shares.

During the nine months ended September 30, 2006, the Company recorded $51,000 of expense to an affiliate of  Renova Media as a fee for the Renova Media affiliate having provided escrowed funds to support its guarantee of the Renova Media commitment to support the Company’s cash needs to ensure that it operations continue uninterrupted.  This arrangement was terminated in June 2006, but was reinstated without the escrow arrangement in August 2006.

As discussed in Note 9, in May 2006 and September 2006, Renova Media and certain directors and officers made direct investments in the Company through the purchase of equity units.

CCTV leases office space from IAS for which it paid a total of $568,000 for the nine months ended September 30, 2006.

(13)

Commitments and Contingencies

Purchase Commitments

At September 30, 2006, the Company had issued commitments totaling $5,281,000 in connection with technology upgrades, the build-out of its HFC Network in Moscow, the purchase of subscriber equipment and other operating requirements.

Content Providers

Due to undefined procedures regulating the legal relationships between cable TV operators and program providers, it is possible that the Company may become liable to organizations which operate collective copyright agreements with respect to copyright programs transmitted through the Company’s HFC Network. No amounts have been accrued in the accompanying unaudited consolidated condensed financial statements with respect to this contingency, given its nature.

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

Russian tax authorities have recently begun to contest the ability of companies to recover VAT paid to suppliers for companies which may have financed their expenditures with debt.  CCTV has received both favorable and unfavorable rulings from tax courts in Russia including an unfavorable ruling in September 2006.  CCTV is currently defending its interpretations of tax regulations which, if CCTV is not successful, may result in a write-down of up to $747,000 value of the VAT recoverable recorded as taxes receivable as of September 30, 2006.  Accordingly, in the event that CCTV’s appeals are not successful, certain portions of VAT recoverable that have been recorded and future payments of VAT to suppliers may not be fully recoverable through the offset of VAT received by CCTV from its customers as has been customary.  Management has made a provision of $100,000 as an allowance for such possible losses.  Management is vigorously defending the validity of its claim receivable based upon its assessment of the recoverability of these amounts.

On November 13, 2006 The Russian Federal Tax Inspection informed the Company that it was denying the ability of the Company to deduct its VAT payments against the VAT it receives from its customers and that it was assessing fines and penalties for deducting VAT for the first six months of 2006.  The Tax Inspection has claimed a total of approximately $6.1 million, of which approximately $4.8 million is VAT and approximately $1.3 million is comprised of fines and penalties. The Tax Inspection’s claim appears to be based on the premise that, since the Company is operating at a loss, and it must depend on external financing to continue operations, it cannot be considered a bona fide taxpayer as required under the Russian Tax Code.

The Company has not completed its review of the merits of the positions taken by the Russian Federal Tax Inspection, however the Company believes that it has fully complied with Russian tax legislation and regulations with respect to the collection and remittance of VAT and the reporting of its VAT activities. The Company believes that the Russian Federal Tax Inspection’s position has insufficient merits, and accordingly, it will vigorously defend its position with respect to this matter. The Company has not made any provision with respect to the $7.1 million of input VAT recorded as taxes receivable of September 30, 2006 or with respect to VAT deducted in periods prior to 2006 or VAT deducted during the second half of the year as a result of this initial notification.  If the Company does not prevail in the defense of its position, the Federal Tax Service may similarly impose similar claims on the Company related to such other periods and prohibit the Company from deducting VAT recorded as taxes receivable.

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

(14)

Subsequent Events

On November 6, 2006, Renova Media announced that it had submitted a proposal to the Company’s Board of Directors pursuant to which Renova Media would acquire the outstanding equity interests in the Company that it does not currently own at a cash price of $10.80 per share of Common Stock.  The Company’s Board has appointed a special committee to evaluate its options and develop recommendations for the consideration of the full Board.

On November 7, 2006, Levy Investments, Ltd. filed a class action allegedly on behalf of the Company’s public stockholders in the Court of Chancery for the State of Delaware, against the Company, each of the Company’s directors and Renova Media.  This action follows Renova Media’s written proposal to the Company on November 6, 2006, to acquire all of the outstanding equity interests in the Company which Renova Media does not currently own.  Plaintiff alleges, among other things, that the consideration offered to the Company’s stockholders pursuant to Renova Media’s proposal is not adequate and constitutes an unfair price.  In addition, plaintiff alleges that Renova Media’s proposal is an unfair attempt to freeze out the Company’s public stockholders and is designed to enrich Renova Media at the expense of the Company’s public stockholders.  Plaintiff seeks injunctive relief or, in the alternative, rescission, and an accounting and damages.  The Company is evaluating these allegations with the assistance of counsel.  The Company believes that the ultimate outcome of this action will not have a material adverse effect on its business and its operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements”, as the phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objective of management for future operations, and any statement of assumptions underlying any of the foregoing.  These statements may contain words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” and words of similar meaning.  These statements relate to our future business and financial performance, including CCTV’s development, its ability to attract new subscribers, continue to expand its network and to achieve positive cash flow and to our ability to raise funds for CCTV’s development.  The actual outcome may differ materially from these statements.  The risk factors listed in our Annual Report on From 10-K/A for the year ended December 31, 2005, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  There may be other risks that we have not described that may adversely affect our business and financial condition.  We disclaim any obligation to update developments of these risks or to announce publicly any revision to any of the forward-looking statements contained in this report, or to make corrections to reflect future events or developments.

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

During the nine months ended September 30, 2006, we used the remaining proceeds from a $51 million debt and equity financing arrangement with Renova Media which closed in January 2005, including the final $10 million of additional borrowings received in the first quarter of 2006 pursuant to the RME Term Loan, the debt portion of this financing arrangement. In addition, in May 2006, we received $19,963,000 in net proceeds from the private placement of our equity securities.  These funds have been used to expand our HFC Network, support our aggressive sales and marketing efforts, and support the administrative cost of a growing organization.  In September 2006 we also received $21,540,000 of net proceeds from a private placement of equity securities which will further assist us towards meeting the financial requirement of our operations, including additional network expansion.

Due to the continuing losses and aggressive expansion plans, we rely on a reinstated and extended commitment from our largest shareholder, Renova Media, pursuant to which it will provide us with sufficient capital, either debt or equity, on terms Renova Media deems satisfactory, to ensure that our operations will continue uninterrupted for a period of not less than one year from the date of the filing of our Form 10-Q for the nine months ended September 30, 2006. This commitment is further supported with a guarantee from Renova US Holdings Ltd., an affiliate of Renova Media.

Although we believe that the funds received from the May 2006 and September 2006 private placements will greatly assist us in our further expansion plans, we cannot give any assurance that the funding provided by these private placements, or funding which may be obtained in the future, will be sufficient to enable us to continue the expansion of our HFC Network to cover all of the additional sections of Moscow which we have targeted, or to otherwise enable us to achieve profitability and positive cash flows. We may be required to scale back our planned expansion if it appears that the existing cash is insufficient to fund such business plans in 2007.   In the absence of any new funding that the we may receive in the future, the Board of Directors has directed management to operate within existing cash resources and, if necessary, to develop a scaled down operating plan for possible implementation in January 2007.  Accordingly, we intend to operate the Company to ensure that our existing cash resources are sufficient to fund our activities for a period of not less than one year from the date of the filing of this Form 10-Q.

Changes in Critical Accounting Policies

With the implementation of SFAS  123R effective January 1, 2006, stock-based compensation changes our financial statements as detailed in Note 8 to the financial statements. The fair value of stock options is determined using the Black-Scholes valuation model. Determining the amount of expense for stock-based compensation, as well as the associated impact to the balance sheets and statement of cash flows, requires the use of estimates. The most significant factors of the expense that require estimates or projections include the expected volatility, and expected life of employee stock options.

The expected volatility of options is determined based upon an analysis of historical volatility of the market price of the Company’s stock using a rolling 12 month period for reference. The expected lives of options are determined based upon our historical share option exercise experience using options exercised during the last three years.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

For the three months ended September 30, 2006, we reported net loss applicable to our common shareholders of $6,239,000, or $0.54 per share, as compared to a restated loss of $3,852,000, or $0.44 per share, for the three months ended September 30, 2005.  For the three months ended September 30, 2006, we incurred a loss from operations of $5,679,000, which before depreciation and amortization was $4,092,000. This represents a widening of the operating losses reported for the prior year’s third quarter, in which our loss from operations was $3,157,000, or $2,614,000 prior to depreciation and amortization charges. Our growing operations helped produce additional gross margin, but the growth in operating expenses reflects the financial commitments made to support increases in the our operating infrastructure, and expanded sales and marketing costs.

For the nine months ended September 30, 2006, we reported net loss applicable to our common shareholders of $13,086,000, or $1.29 per share, as compared to a restated loss applicable to common shareholders of $18,186,000, or $2.06 per share, for the nine months ended September 30, 2005.  The calculations of the prior year’s restated nine month loss per share includes the recognition of non-cash beneficial conversion feature charges to accumulated deficit totaling $10,781,000 relating to securities issued to Renova Media in January 2005, which added $1.22 per share to our restated per share losses for the period.  See “Management’s Discussion and Analysis of Financial

Condition and Results of Operations - Beneficial conversion feature of securities issued” and Note 7 to the unaudited consolidated condensed financial statements.  For the nine months ended September 30, 2006, we incurred a loss from operations of $13,323,000, which before depreciation and amortization was $9,260,000. This represents a widening of the nine-month loss we reported in the prior year, in which our loss from operations was $7,058,000, or $5,464,000 prior to depreciation and amortization charges. Such increased operating losses reflect the on-going commitments made to support an increase in our operating infrastructure as noted in the discussion of the three-month period ended September 30, 2006 above.

Effective January 1, 2006, the Company adopted SFAS 123R and began recognizing the fair value of stock options issued over the vesting period of the option agreements. Prior to 2006, the Company utilized the disclosure only method for reporting the expense related to stock option grants. As a result of the implementation of SFAS 123R, for the three and nine month periods ended September 30, 2006, the Company recorded expenses relating to the vesting of stock options totaling $347,000 and $940,000, which equates to $0.03 and $0.09 per share, respectively, basic and diluted, for the three and nine month periods. The Company did not record any income tax benefits associated with the stock option expenses recorded.

The per share results in the three and nine-month periods ended September 30, 2006 do not reflect the effect on our outstanding equity securities of Series B Preferred Stock issued to Renova Media.  The inclusion of such shares, which have a limited liquidation preference through January 2009, in the per share loss calculations are considered to be anti-dilutive because their inclusion would have the effect of lowering our reported loss per share.  Had such shares been included in the per share calculations, our pro forma loss per share for the three and nine-month periods ended September 30, 2006 would have been $0.39 and $0.89, respectively.

Revenue and Gross Margin Summary

For the three months ended September 30, 2006, we recorded total revenues of $5,845,000 from which we recognized gross margin of $765,000, or 13.1% of revenues.  In the third quarter of 2005, we had recorded total revenues of $2,411,000, from which we recognized gross margin of $283,000, or 11.7% of revenues. For the nine months ended September 30, 2006, we recorded total revenues of $15,170,000 from which we recognized gross margin of $3,202,000, or 21.1% of revenues.  For the first nine months of 2005, we had recorded total revenues of $7,043,000, from which we recognized gross margin of $1,803,000, or 25.6% of revenues.  Components of revenue and gross margin are as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	Change	2006	2005	Change
Television services	$1,872	$ 580	222.8%	$ 4,261	$1,671	155.0%
Internet access services	3,677	1,661	121.4%	9,939	4,900	102.8%
Connection fees and equipment sales	247	126	96.0%	811	334	142.8%
	5,796	2,367	144.9%	15,011	6,905	117.4%
Other revenue	49	44	11.4%	159	138	15.2%

Total revenue	5,845	2,411	142.4%	15,170	7,043	115.4%
Cost of sales	5,080	2,128	138.7%	11,968	5,240	128.4%

Gross margin	$ 765	$ 283	170.3%	$3,202	$1,803	77.6%

Subscription revenue, connection fees and equipment sales

Television and Internet service revenues increased as a result of the continued expansion of our HFC Network and further progress in gaining subscribers and improving market penetration, as noted in the following table:

	September 30, 2006	December 31, 2005	September 30, 2005	Year-to-date change	One-year change

Homes Passed	681,594	325,954	255,622	109.1%	166.6%
Active Subscribers
Terrestrial television	137,921	85,994	77,090	60.4%	78.9%
Cable television	47,052	15,618	9,466	201.3%	397.1%
Internet	74,652	34,600	24,985	115.8%	198.8%

Penetration levels
Terrestrial television	20.2%	26.4%	30.2%
Cable television	6.9%	4.8%	3.7%
Internet	11.0%	10.6%	9.8%

With the exception of terrestrial television, we have experienced a decline in our average monthly revenue per active subscriber (“ARPU”). For terrestrial television services, ARPU increased to approximately $1.85 for the three months ended September 30, 2006 from approximately $1.46 for the third quarter of 2005. Year-to-date ARPU for these services was approximately $1.73 as compared to approximately $1.48 for the first nine months in 2005 primarily due to tariff increases. ARPU for cable television services was $10.47 for the third quarter of 2006 as compared to $10.98 for the comparable period in 2005, and for the nine-month period ended September 30, 2006, ARPU for cable television was $10.58 as compared to $11.56 for the first nine months of 2005.  The decrease is primarily due to the discounting of services as part of bundled offerings. ARPU from Internet access services was $19.46 for the three months ended September 30, 2006 as compared to $25.54 for the three months ended September 30, 2005.  Year-to-date, the Internet ARPU was $21.47 as compared to $27.48 for the first nine months of 2005.  Increased competitive pricing pressures have resulted in the Company being more aggressive in its offerings to its subscribers, including half-price discounts offered to new subscribers during a summer offering. We expect that pricing pressures for Internet services will continue in the near future.

Market penetration for Internet services has risen slightly from both December 31, 2005 and September 30, 2005 levels, largely as a result of the accelerated pace of growth in the expansion of our HFC Network, while penetration rates for cable television have risen due to relatively low starting penetration levels and increased growth in subscribers as a result of the Company’s aggressive marketing efforts.  In seven selected zones in which the Company has had a presence for an extended period of time and that comprise approximately 25.3% of all homes passed as of September 30, 2006, market penetration levels for cable television and Internet services grew from 6.0% and 15.7%, respectively, as of December 31, 2005 to 9.1% and 21.7%, respectively, as of September 30, 2006. We believe that these selected penetration levels and relative growth in these zones indicate our progress and may be illustrative of the potential demand for our services throughout our expanding network base.  Market penetration levels for terrestrial television services have declined despite growth in the number of subscribers for these services because of the rapid expansion of our HFC Network. The Company is primarily focusing its marketing efforts on services which generate higher monthly ARPU.

Connection fees and equipment sales

For the three and nine months ended September 30, 2006, we recorded $247,000 and $811,000, respectively, of connection fees and installation revenue as compared to the $126,000 and $334,000, respectively, of such revenues recorded during the three and nine months ended September 30, 2005.  The increase in revenue relates to the significant increase in the rate of installing new customers as compared to the prior year.

Other revenue

For the three and nine months ended September 30, 2006, we recorded $49,000 and $159,000, respectively, of other revenue which, for the quarter represents an increase of 11.4% from the $44,000 of other revenue recorded in the third quarter of the prior year, and an increase of 15.2% from $138,000 of other revenue recorded in the prior year’s first nine-months. Other revenue is primarily comprised of revenue generated by Persey-Service, the Company’s 51% owned broadcasting and publishing service company, and from miscellaneous sales of materials.

Cost of sales

Cost of sales for the three months ended September 30, 2006 totaled $5,080,000 or 86.9% of total revenue to produce gross margin of $765,000.  During the prior year’s third quarter, cost of sales totaled $2,128,000, or 88.3% of revenue.  Cost of sales for the nine months ended September 30, 2006 totaled $11,968,000 or 78.9% of total revenue to produce gross margin of $3,202,000.  During the prior year’s first nine months, cost of sales totaled $5,240,000, or 74.4% of revenue.  The salaries and benefits component of cost of sales totaled $2,927,000 for the nine months ended September 30, 2006 which represents an increase of 208.1% from the salary and benefits costs incurred during the first nine months of 2005.  Charges totaling $2,005,000 for use of secondary nodes for the relay of signals to the Company’s network increased by approximately 47.1% over the prior year’s nine month totals as a result of an increase in the number of secondary nodes leased and increases in the monthly charges for such nodes which took effect in March 2005.  At September 30, 2006, the Company was leasing 503 secondary nodes from COMCOR as compared to 291 nodes as of September 30, 2005.  The average number of homes passed per leased secondary node has increased from 878 as of September 30, 2005 to 1,355 as of September 30, 2006, primarily as a result of improvements in the design of the build-out of our HFC Network. Depreciation expense for the nine months ended September 30, 2006 increased 170.6% over the prior year’s nine month total due to the continued expansion of our HFC Network, while traffic and content charges increased 123.5% from the prior year due to increased subscriber levels for both cable television and Internet services, and from the increase in subscribers for premium television content from NTV+.

Operating expenses

Operating expenses totaled $6,444,000 and $16,525,000, respectively, during the three and nine months ended September 30, 2006, which represent increases of 87.3% and 86.5% from the $3,440,000 and $8,861,000, respectively, of such expenses reported for the three and nine months ended September 30, 2005.  Salaries and benefits for the three and nine-month periods increased 99% and 102.3%, respectively, over prior year levels due to increased selling, marketing and other administrative personnel.  Also, the effects of the adoption of SFAS 123R accounted for 18.3% and 20.3%, respectively, of the percentage increase.  Increased advertising and promotion costs also contributed to the higher level of operating costs from the prior year while higher legal and consulting costs associated with regulatory compliance also served to increase our costs.

Equity in losses of Institute for Automated Systems

For the three and nine months ended September 30, 2006, the Company recorded $188,000 and $392,000, respectively, as its 43.5% equity in the losses of IAS as compared to $160,000 and $303,000, respectively, of such equity in IAS’s losses for the three and nine months ended September 30, 2005.  IAS’s year to date losses in 2006 were higher than the losses it reported for the comparable periods in the prior year primarily due to increased expenses incurred in connection with work performed to provide its telecommunications services to a group of retail shops which resulted in lower gross margins as a result of free installation services.  In addition increased operating expenses were incurred to support this new business, and interest increased due to financing required to help finance IAS’s growth.

Investment income and other income

For the three and nine months ended September 30, 2006, investment income and other income totaled $254,000 and $570,000, respectively, as compared to $282,000 and $873,000, respectively, in the comparable periods in the prior fiscal year.  During the three months ended September 30, 2006, we realized a gain of $89,000 from an investment in the common stock of a financial institution, while overall levels of invested cash have declined in the current year from the amounts which were on hand during the first nine months of 2005, due to the accelerated pace of the construction of our HFC Network which has utilized the cash received from debt and equity financing in 2006.

Interest expense

Interest expense totaled $907,000 and $2,464,000, respectively, for the three and nine months ended September 30, 2006 as compared to the interest expenses of $665,000 and $1,898,000, respectively, recorded in the comparable periods in 2005.  Interest expense on increased outstanding balances owed under the RME Term Loan, which was slightly offset by lower outstanding balances on the Company’s 10.5% Subordinated Debentures, accounted for the increase.  Interest expense for the three and nine months ended September 30, 2006 excludes $336,000 and $791,000, respectively, of interest on the RME Term Loan which has been capitalized into fixed assets and construction in process.  This compares to interest expense that had been excluded and capitalized into fixed assets and construction in process for the three and nine months ended September 30, 2005, in the amounts of $103,000 and $205,000, respectively. Interest expense for the nine months ended September 30, 2006 also includes $243,000 of amortization of the fair value of the extension of the expiration date of Renova Media’s 8,283,000 Series B

Preferred Stock purchase warrants which extension was granted to Renova Media in exchange for the waiver of a condition precedent and a $250,000 cash fee that would have otherwise been payable by the Company upon the drawdown the final $10 million of the RME Term Loan during the first quarter of 2006.

Income tax (expense) benefit

Income tax benefit has been accrued based upon the estimated effective tax rates for the fiscal year, after considering valuation allowances related to the Company’s ability to realize such tax benefits and based upon the amortization or adjustment of previously recorded deferred income tax liabilities relating to changes in the recorded values of certain non-current assets. Accordingly, as a result of these factors, we recognized a tax expense of $305,000, for the nine months ended September 30, 2006, which represents an effective income tax expense rate of 2.4% of our pre-tax loss. This compares to the restated tax benefit of $1,219,000 recorded for the nine month period ended September 30, 2005 which represents an effective tax benefit rate of 14.4%. During the nine months ended September 30, 2005 changes in Russian tax legislation were enacted that will enhance the Company’s ability to utilize net operating loss carryforwards against future taxable income.  Accordingly, the tax law changes will enable the Company to recognize certain deferred tax assets relating to net operating losses.  The Company had previously provided a valuation allowance for these deferred tax assets.  In addition, during the nine months ended September 30, 2005, the Company successfully settled a pending state tax matter which enabled it to reverse approximately $362,000 of previously accrued tax liabilities in that quarter.

Beneficial conversion feature of securities issued

During 2005, we recorded a beneficial conversion charge with a corresponding credit to additional paid-in capital of $10,781,000 relating to the Series B Preferred Stock issued in connection with the equity portion of the Renova Media financing. This amount was determined based upon a comparison of the intrinsic value of the Series B Preferred Stock, which was deemed to be equal to the $6.11 per share value of the underlying Common Stock into which it can convert, and the portion of the proceeds of the equity financing which was deemed to be attributable to the Series B Preferred Stock based upon an allocation process. Such beneficial conversion feature charge was limited to the value of the equity proceeds that had been allocated to the Series B Preferred Stock. This allocation process was done in concert with a valuation of the warrants issued to Renova Media.  The amount of the equity proceeds allocated to warrants, when coupled with their $5.00 per share exercise price, exceeded the market value of the underlying Common Stock to be received from their exercise.  Accordingly, no beneficial conversion feature was recognized for warrants. There were no transactions during the first nine months of 2006 which would cause us to record a beneficial conversion feature charge.

Preferred dividends

Dividends on our Series A Preferred Stock totaled $56,000 for each of the three month periods ended September 30, 2006 and 2005, and $169,000 for each of the nine month periods ended September 30, 2006 and 2005.  There were 182 shares of Series A Preferred Stock converted into 556 shares of Common Stock in September 2006.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, our consolidated cash position was $24,090,000, as compared to cash of $5,442,000 as of December 31, 2005.  In addition, at September 30, 2006, we had $2,802,000 of marketable securities as compared to $3,322,000 of such investments at December 31, 2005.

During the nine months ended September 30, 2006, we used $7,410,000 in our operating activities, which is comprised of a use of cash of $8,107,000 in net losses as adjusted for non-cash items, and $697,000 of cash provided by changes in operating assets and liabilities.  The net loss adjusted for non-cash items compares to a net loss adjusted for non-cash items of $5,998,000 for the comparable period in the prior year.  The rollover of $2,274,000 of accrued interest into the principal of the RME Term Loan helped offseti ncreased operating expenses in the current year to result in a lowered net loss as adjusted for non-cash itemsl. Increases in accrued liabilities, primarily comprised of amounts due to suppliers and accrued professional fees, helped reduce the use of cash for operating activities during the nine month period ended September 30, 2006.

During the nine months, we utilized $26,637,000 from investing activities, of which a net of $617,000 was provided by trading in investments in highly liquid variable rate auction rate securities and certain common stock investments, while $27,254,000 was used for payments for capital expenditures to improve technology and expand our HFC Network.

Financing activities provided $54,804,000 during the nine months ended September 30, 2006.  Net proceeds from two private placements of equity securities provided us with $41,504,000, while the receipt of the final amount from the $28.5 million RME Term Loan and the refinance of a mortgage provided a total of $11,244,000.  We also elected not to pay $2,274,000 of interest on the RME Term Loan and rolled this amount into the principal balance of the loan in accordance with the provisions of that agreement.  We used $266,000 for the payment of preferred dividends and debt service on a mortgage loan and received $48,000 from the exercise of stock options.

Due to the continuing losses and aggressive expansion plans, we have reinstated and extended the terms of the commitment from our largest shareholder, Renova Media, pursuant to which Renova Media will provide us with sufficient capital, either debt or equity, on terms Renova Media deems satisfactory, to enable our operations to continue uninterrupted for a period of not less than one year from the date of the filing of this Form 10-Q for the nine months ended September 30, 2006. This commitment is further supported by a guarantee from Renova US Holdings, Ltd., an affiliate of Renova Media.

Although we believe that the funds received from the May 2006 and September 2006 private placements will greatly assist us in our further expansion plans, we cannot give any assurance that the funding provided by these private placements, or funds which may be obtained in the future, will be sufficient to enable us to continue the expansion of the HFC Network to cover all of the additional sections of Moscow which we have targeted, or to otherwise enable us to achieve profitability and positive cash flows.  In the absence of any new funding that we may receive in the future, our Board of Directors has directed management to operate within existing cash resources and, if necessary, to develop a scaled down operating plan for implementation in January 2007.  Accordingly, we may be required to scale back our planned expansion if we have not received additional funding and it appears that the existing cash is insufficient to fund our current business plans in 2007.  Accordingly, our management intends to operate the Company to ensure that our cash resources are sufficient to fund our activities for a period of not less than one year from the date of the filing of this Form 10-Q.

On November 13, 2006 The Russian Federal Tax Inspection informed the Company that it was denying the ability of the Company to deduct its VAT payments against the VAT it receives from its customers and that it was assessing fines and penalties for deducting VAT for the first six months of 2006.  The Tax Inspection has claimed a total of approximately $6.1 million, of which approximately $4.8 million is VAT and approximately $1.3 million is comprised of fines and penalties. The Tax Inspection’s claim appears to be based on the premise that, since the Company is operating at a loss, and it must depend on external financing to continue operations, it cannot be considered a bona fide taxpayer as required under the Russian Tax Code.

The Company has not completed its review of the merits of the positions taken by the Russian Federal Tax Inspection, however the Company believes that it has fully complied with Russian tax legislation and regulations with respect to the collection and remittance of VAT and the reporting of its VAT activities. The Company believes that the Russian Federal Tax Inspection’s position has insufficient merits, and accordingly, it will vigorously defend its position with respect to this matter. The Company has not made any provision with respect to the $7.1 million of input VAT recorded as taxes receivable of September 30, 2006 or with respect to VAT deducted in periods prior to 2006 or VAT deducted during the second half of the year as a result of this initial notification.  If the Company does not prevail in the defense of its position, the Federal Tax Service may similarly impose similar claims on the Company related to such other periods and prohibit the Company from deducting VAT recorded as taxes receivable.

We are party to certain operating leases which will require $332,000 of payments to be made during the remainder of 2006 and $94,000 in 2007.

Our capital expenditures, including $791,000 of accrued interest which has been capitalized into fixed assets and construction in process, for the nine months ended September 30, 2006 are summarized as follows (in thousands):

Nine Months ended September 30,
	2006	2005
Line extensions (network costs associated with entering new service areas)	$ 19,274	$7,335
Scalable infrastructure (including internet equipment and subscription equipment)	5,331	481
Other administrative	2,649	563
	$ 27,254	$8,379

As of September 30, 2006, the Company had 544 employees and approximately 440 subcontracted workers in installation and administrative capacities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates and from factors that impact equity investments in Russia, as discussed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

In October 2006, the City of Moscow municipal government issued a decree which indicates that the City is developing proposals, with the assistance of the Committee for Telecommunications and Mass Media of the City of Moscow, the Moscow City Executive Authorities and OAO Mostelekom, regarding potential changes in the regulatory framework governing television and radio broadcasting in Moscow, specifically including broadband cable television networks.

Although the resolution does not by its terms directly apply to the Company, the Company is concerned that the resolution may have a discriminatory effect on the cable television market in Moscow, as it appears to grant favorable treatment to OAO Mostelekom, a competitor of the Company.  Although the Company does not believe that the resolution will have an immediate impact on its short-term business or prospects, the ultimate effect of the resolution could be to impose material restrictions upon the Company’s ability to continue to expand its network as currently planned.  If that were to occur, the Company’s long term business and prospects could be materially adversely affected.

FOREIGN INVESTMENT AND FOREIGN CURRENCY EXCHANGE RISK

Since the Company’s wholly-owned subsidiary, CCTV, operates in Russia, the Company is subject to the economic and political risks associated with operating in Russia.  In addition, fluctuations in the value of the Russian ruble may affect the reporting of the Company’s results of operation and financial condition in terms of U.S. dollars.  The Company’s current pricing strategies involve monthly tariffs that are closely tied to the value of the U.S. dollar but still paid in Russian rubles.  This could result in fluctuations in revenues that are not met equally or proportionally with changes in the Company’s expenses.    The Company has not entered into any derivative instruments to hedge its Russian ruble risks.  Operating CCTV also involves the risk of CCTV’s ability to increase its revenues through the addition of subscribers for its cable television, high-speed data transmission and Internet services.  The subscriber growth is largely dependent upon CCTV’s ability to build-out its HFC Network from the Moscow Fiber Optic Network which it leases from COMCOR, which, in turn, is largely dependent upon CCTV receiving a sufficient amount of capital to pay for the equipment and construction costs.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of September 30, 2006 we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) of the Exchange Act. As part of such evaluation, management considered the matters discussed below and in Item 9A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, (the “Annual Report”) relating to internal controls over financial reporting. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006 due to the material weaknesses in internal control over financial reporting described in Item 9A of the Annual Report.

Changes in Internal Control Over Financial Reporting

The following is a description of the two material weaknesses in the Company’s internal control over financial reporting as of September 30, 2006, and developments implemented and remediation measures taken during the preparation of our September 30, 2006 financial statements:

Notwithstanding the material weaknesses described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

As of September 30, 2006, the Company did not maintain effective controls over its anti-fraud programs.  Specifically, the Company did not (i) prepare a formalized assessment of fraud risk or implement certain corporate governance policies that had been approved by our Board of Directors (including an employee complaint procedure, a policy on Securities Trading by Employees, Officers and Directors, and the Code of Ethics for our Chief Executive Officer, Chief Financial Officer and All Accounting and Financial Personnel), (ii) implement a Code of Business Conduct and Ethics for all employees and directors and (iii) monitor compliance with the Company’s anti-fraud programs and controls.  This control weakness could result in more than a remote likelihood that a misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected.  Accordingly, management has concluded that this control deficiency constitutes a material weakness.

To address this material weakness, the Company has begun to implement remediation plans. We have completed our implementation of the Code of Ethics for our Chief Executive Officer, Chief Financial Officer and all Accounting and Finance Personnel. In July 2006, our Board of Directors approved a revised and updated Corporate Governance Guidelines, a revised and updated Code of Business Conduct and Ethics, a revised and updated policy on Securities Trading by Employees, Officers and Directors, a new Addendum to the Insider Trading Policy and revised and updated Complaint Procedures-Whistleblower Policy.  Implementation of these policies has commenced, and we expect that these procedures will be fully implemented prior to the end of 2006.  In addition, during 2006, we intend to prepare a formal assessment of the risk of fraud within the Company, and based upon the assessments developed, we will enhance and implement revised procedures to address the identified risks and also design specific internal control testing measures to ensure our overall policies and procedures with respect to fraud detection and prevention are adequate and functioning effectively.

As of September 30, 2006, the Company did not have an adequate level of review of complex and judgmental accounting issues primarily because it did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with the Company’s financial reporting requirements. Specifically, during the preparation of the Company’s Form 10Q/A for the period ended March 31, 2006 and its Form 10-Q for the period ended June 30, 2006 and as disclosed therein, we noted that  the Company lacked adequate review and analysis with respect to: (i)  the accuracy of the valuation allowance relating to deferred tax assets; (ii) the completeness and accuracy of the inventory and construction material obsolescence reserves; (iii) the application of accounting principles generally accepted in the United States of America with respect to the accounting for stock options with intrinsic value on the date of grant or with provisions that give rise to variable accounting for such options; (iv) the determination of the functional currency of our Moscow-based operating subsidiary and (v) the application of accounting principles generally accepted in the United States of America with respect to the accounting for revenue and costs at the time of installation of Internet or cable TV services. This control deficiency resulted in audit adjustments during the preparation of the Company’s Form 10-K for the year ended December 31, 2005, its Form 10Q/A for the period ended March 31, 2006 and its Form 10Q for the period ended June 30, 2006.  This control deficiency also contributed to the need for the Company to restate its financial statements for each of the periods ended June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006 to correct errors in its accounting for deferred income taxes, and to audit adjustments relating to the accounting for deferred income taxes which were made during the preparation of the unaudited consolidated condensed financial statements as of and for the three and nine months ended September 30, 2006. This control deficiency could result in more than a remote likelihood that a misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected.  Accordingly, management has concluded that this control deficiency constitutes a material weakness.

To address this material weakness we have implemented improved analysis procedures relating to the aforementioned accounting issues. We have also retained outside consultants to assist in the preparation and review of our procedures and calculations relating to our accounting for deferred income taxes.

In addition, we have restructured our personnel to improve the control processes of the Company.  These changes include the hiring of a new Chief Financial Officer, who is located in our Moscow office and the creation and filling of the position of Corporate Controller and other new staff accounting positions. We have also retained the services of an outside consulting firm and our former Chief Financial Officer for a period of time to facilitate the transition to the new Chief Financial Officer.

We expect that these and further planned additions to our staff will better position the Company to make further progress towards remediating this material weakness and to help in the enhancement of our controls surrounding the identified deficiencies and other  accounting and disclosure matters.

Part II.  Other Information

Item 1.  Legal Proceedings.

Levy Investments, Ltd. v. Moscow CableCom Corp., et al.

On November 7, 2006, Levy Investments, Ltd. filed a purported class action allegedly on behalf of the Company’s public stockholders in the Court of Chancery for the State of Delaware, against the Company, each of the Company’s directors and Renova Media.  This action follows Renova Media’s written proposal to the Company on November 6, 2006, to acquire all of the outstanding equity interests in the Company which Renova Media does not currently own.  Plaintiff alleges, among other things, that the consideration offered to the Company’s stockholders pursuant to Renova Media’s proposal is not adequate and constitutes an unfair price.  In addition, plaintiff alleges that Renova Media’s proposal is an unfair attempt to freeze out the Company’s public stockholders and is designed to enrich Renova Media at the expense of the Company’s public stockholders.  Plaintiff seeks injunctive relief or, in the alternative, rescission, and an accounting and damages.  The Company is evaluating these allegations with the assistance of counsel.  The Company believes that the ultimate outcome of this action will not have a material adverse effect on its business and its operations.

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

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description
10.1	Form of Subscription Agreement between Moscow CableCom Corp and private placement investors, dated September 21, 2006

10.2	Form of Warrant Agreement between Moscow CableCom Corp and private placement investors, dated September 21, 2006

10.3	Form of Registration Rights Agreement between Moscow CableCom Corp and the Shareholders, dated September 21, 2006

10.4	Amendment No. 4 to $28,500,000 Facility Agreement dated August 26, 2004 between Moscow CableCom Corp and RME Management Ltd, dated September 21, 2006

10.5	Amendment No. 3 to Series B Convertible Preferred Stock Subscription Agreement dated August 26, 2004 between Moscow CableCom Corp and Renova Media Enterprises Ltd, dated September 21, 2006

10.6	Form of Agreement to Waive Compliance with Representations and Warranties between Moscow CableCom Corp and private placement investors, dated September 21,2006

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOSCOW CABLECOM CORP.

By:

/s/ Mikhail A. Smirnov

Mikhail A. Smirnov

Chief Executive Officer

Date:

November 28, 2006

By:

/s/ Tate Fite

Tate Fite

Chief Financial Officer

Date:

November 28, 2006