Form 10-Q/A
period 2006-09-30
MOSCOW CABLECOM CORP
filed 2006-11-29
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10−Q/A to the Company’s Quarterly Report on Form 10−Q for the three and nine months ended September 30, 2006, initially filed with the SEC on November 29, 2006 (the “Original Filing”), is being filed solely to correct a typographical error on the Consolidated Condensed Statement of Operations in which the amount of the net loss applicable to common shares for the nine months ended September 30, 2006  was incorrectly presented in the Original Filing.

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

MOSCOW CABLECOM CORP.

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005 (restated, see Note 2)	2006	2005 (restated, see Note 2

Sales and revenues
Subscription fees, connection fees and equipment sales	$5,796	$2,367	$15,011	$6,905
Other	49	44	159	138

Total revenue	5,845	2,411	15,170	7,043

Cost of sales
Services from related party	1,343	663	3,374	1,678
Salaries and benefits	1,193	377	2,927	950
Depreciation and amortization	1,385	431	3,445	1,273
Other	1,159	657	2,222	1,339

Total cost of sales	5,080	2,128	11,968	5,240

Gross margin	765	283	3,202	1,803

Operating expenses
Salaries and benefits	3,777	1,898	9,352	4,622
Depreciation	202	112	618	321
General and administrative	2,465	1,430	6,555	3,918

Total operating expenses	6,444	3,440	16,525	8,861

Loss from operations	(5,679)	(3,157)	(13,323)	(7,058)

Equity in losses of Institute for Automated Systems	(188)	(160)	(392)	(303)
Investment income and other income	254	282	570	873
Interest expense	(907)	(665)	(2,464)	(1,898)
Foreign currency translation gain (loss)	651	6	2,997	(69)

Loss before income taxes	(5,869)	(3,694)	(12,612)	(8,455)
Income tax benefit (expense)	(314)	(102)	(305)	1,219

Net loss	(6,183)	(3,796)	(12,917)	(7,236)
Preferred dividends	(56)	(56)	(169)	(169)
Beneficial conversion feature	-	-	-	(10,781)

Net loss applicable to common shares	$(6,239)	$(3,852)	$(13,086)	$(18,186)

Loss per common share:
Basic and diluted (Note 7)	$(0.54)	$(0.44)	$(1.29)	$(2.06)
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