Form 10-K
period 2006-12-31
MOSCOW CABLECOM CORP
filed 2007-05-04
CIK 6383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-01460

Moscow CableCom Corp.

(Exact name of Registrant as specified in its charter)

Delaware	06-0659863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

153 East 53rd Street, 58th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the Registrant based upon the last price at which the common stock was sold as of June 30, 2006, as reported on The NASDAQ Global Market, was approximately $50,504,956. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock and Series B Preferred Stock outstanding as of April 27, 2007:

Common Stock	13,983,615
Series B Preferred Stock	4,500,000

INDEX TO ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2006

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

General

Moscow CableCom Corp. (the “Company”) provides television, radio, data transmission and Internet access services through a growing hybrid-fiber coaxial network (the “HFC Network”) in Moscow, Russia. Our HFC Network is connected to an extensive (approximately 16,000 kilometers) fiber optic network (the “MFON”) throughout the city of Moscow. We provide our services to a growing number of homes and small businesses through our wholly-owned subsidiary, ZAO ComCor-TV (“CCTV”). CCTV markets its services under the brand name AKADO.

We are incorporated under the laws of the State of Delaware. Our name was changed to Moscow CableCom Corp. from Andersen Group, Inc. on February 24, 2004, and for many years we had focused our business activities on a variety of businesses in the United States. We made an indirect investment in CCTV in April 2000 as part of the initial start-up of CCTV. We owned 25% of Moscow Broadband Communication Ltd. (which we refer to as “MBC”), a company that, in turn, owned approximately 50% of CCTV. The remaining equity interest in CCTV was owned by Moskovskaya Telecommunikationnaya Corporatsiya (“COMCOR”). COMCOR contributed to CCTV operating licenses, access to its MFON for the delivery of signals and other services and a “last mile” access network to approximately 89,000 homes in the Central and South districts of Moscow. MBC contributed cash to help fund additional build-out and the operations.

Each of COMCOR and MBC also contributed shares of the stock of Institute for Automated Systems (“IAS”), a provider of telephone and data transmission services to businesses in Moscow. In March 2002, we sold the operating assets of The J.M. Ney Company, a Bloomfield, Connecticut based manufacturer of precision-engineered parts and precious metal alloys, and focused our efforts primarily on the acquisition and operation of CCTV. In February 2004, we acquired the 75% of MBC that we did not own and COMCOR’s 50% interest in CCTV to gain 100% control of CCTV. This acquisition was effected through the issuance of 4,220,879 shares of our common stock to COMCOR in exchange for its shares of CCTV and the settlement of certain of CCTV’s liabilities to COMCOR, and through the issuance of 2,250,000 shares of our common stock to the MBC shareholders.

CCTV’s operations are very capital intensive. CCTV has been and continues to expand the HFC Network to increase its market for the delivery of cable-based television and Internet access services. In order to meet the funding requirements of this build-out, the Company has been dependent upon external financing.

On January 13, 2005, the Company closed on a $51 million debt and equity financing package with Renova Media Enterprises Ltd (“Renova Media”) and a wholly-owned subsidiary of Renova Media (“RME Finance”), pursuant to which (i) the Company received $22.5 million in exchange for issuing 4,500,000 shares of newly-authorized Series B preferred stock and warrants to acquire 8,283,000 shares of Series B preferred stock to Renova Media and (ii) CCTV received a $28.5 million, five-year term loan (which we refer to as the “Term Loan) from RME Finance. Agreements governing these debt and equity transactions were entered into during August 2004.

The Series B preferred stock issued is convertible into our common stock on a share for share basis and does not have any payment obligations except for preference rights in the event of liquidation. The Series B preferred stock votes with our common stock as a single class and is entitled to 0.81833 votes per each share.

The Company used the proceeds from the Term Loan to repay a $4 million bridge loan entered into on August 24, 2004 in connection with the financing, to pay approximately $612,500 of fees associated with the Term Loan, to expand CCTV’s “last-mile” hybrid fiber-coaxial HFC Network, to improve CCTV’s administrative and operating infrastructure, to allow CCTV to expand its sales and marketing activities and to meet the cash needs of both the Company and CCTV, as CCTV’s recurring revenues for the delivery of broadband cable services in Moscow were continuing to increase. The Term Loan accrues interest which is compounded quarterly at the annual interest rate of 12.0%, although CCTV has the option to pay quarterly interest in cash. The Term Loan also involved pledges of substantially all of the Company’s and CCTV’s assets, including but not limited to fixed assets, securities, the shares of all significant subsidiaries and all proceeds received in respect of such pledged assets.

In 2006, we received a total of $41.8 million of gross proceeds from two private placements of our equity securities in which a total of 4,780,444 shares of our common stock and 2,390,222 warrants to purchase common stock were issued to investors. Renova Media purchased a total of 3,375,084 of the units, while directors and officers of the Company or entities controlled by them purchased a total of 608,860 units.

Renova Media owns approximately 42.6% of our voting equity, and COMCOR owns approximately 22.8%. In June 2006, Renova Media acquired majority ownership in COMCOR. In April 2007, as a result of a sale of some of its COMCOR shares to an unaffiliated third party, Renova Media’s ownership interest in COMCOR was reduced from a majority to approximately 49% of COMCOR’s outstanding voting securities, although Renova Media’s designees continue to comprise a majority of COMCOR’s board of directors and a pending private sale of additional COMCOR shares by COMCOR to Renova Media, contemplated at the time Renova Media acquired its controlling interest in COMCOR, is expected to close in May 2007 and will result in Renova Media again owning a majority of COMCOR’s outstanding voting securities. If Renova Media were to exercise its warrants, its direct equity ownership of the Company would increase to 62.7% and COMCOR’s ownership would be reduced to 14.8%. Renova Media has further voting control by virtue of voting agreements with certain shareholders. However, as noted, the successful operation of our business is dependent on our ability to expand the reach of our HFC Network in Moscow, which requires substantial funding.

Subsequent Events

On February 21, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Renova Media would acquire all of the equity interests of the Company that it does not directly own. Renova Media will acquire such equity interests at a cash price of $12.90 per share of our common stock and an equivalent as-converted price for each of the outstanding shares of our Series A Convertible Preferred Stock. The consummation of this acquisition is subject to the satisfaction of certain conditions.

Concurrently with the execution of the Merger Agreement, the Company entered into a bridge facility agreement with CCTV and RME Finance. Pursuant to the bridge facility agreement, RME Finance has agreed, subject to the terms and conditions therein, to make available up to $45,000,000 of unsecured, subordinated debt financing to CCTV. The loans will be extended through nine equal monthly installments through October 2007 with the first three installments having been made in February, March and April. The obligations of RME Finance to provide loans subsequent to the first installment are subject to CCTV’s satisfaction of certain conditions on each proposed funding date.

Fiscal Years

Effective December 31, 2004 our fiscal year end changed from February to December 31. Throughout this report, full calendar years 2006 and 2005 will be referred to by the year number, and we will refer to the ten-month transition period ended December 31, 2004 as “2004”. Prior fiscal periods which ended in February will be referred to as FY04, FY03, FY02, etc.

CCTV

Since the acquisition of CCTV in February 2004, the Company’s primary business plans have been focused on CCTV. CCTV is in the process of building out its HFC Network, which is connected to the MFON. CCTV has a license to use the MFON for signal delivery and transportation of the services CCTV provides to its customers. In March 2005, CCTV entered into new agreements with COMCOR governing the use of the MFON and other services were ratified by our Board of Directors. The MFON agreements specify the fees for four types of services provided to CCTV by COMCOR. These services include the costs of (i) secondary nodes, which range from RUR 12,180 ($460) to RUR 21,000 ($792) monthly per node depending on the number of homes connected to a node, (ii) ports, (iii) virtual channels and (iv) data traffic for our customers.

CCTV is a growing broadband-based cable television and Internet access provider, which is licensed to provide its services to up to 1.5 million subscribers in Moscow, Russia. Moscow is comprised of approximately 3.5 million households, and as of March 31, 2007, the HFC Network passed approximately 24% of those households.

As of March 31, 2007, CCTV had 203,760 active terrestrial television subscribers, 84,431 active cable television subscribers and 118,158 active Internet subscribers and a total of 853,537 homes passed by the HFC Network. The HFC Network is currently present in six of Moscow’s ten administrative regions, and we seek to expand the network within the areas it currently serves and to new regions. The number of homes passed by the HFC Network experienced a 140% increase at the year ended December 31, 2006 as compared to December 31, 2005. (“Homes passed” represent the number of service-ready residential homes, apartment units and commercial establishments that can be accessed by the CCTV network without further extending CCTV’s transmission lines.) The following table presents the growth of CCTV’s network and the number of active subscribers for its services:

	March 31, 2007	December 31,
		2006	2005	2004	2003
Homes passed	853,537	782,249	325,954	198,479	154,786
Active subscriptions for:
Terrestrial television	203,760	173,558	85,994	65,451	54,158
Cable television	84,431	65,310	15,618	7,268	3,148
Internet	118,158	98,106	34,600	16,063	7,980

	March 31, 2007	December 31,
		2006	2005	2004	2003
Penetration levels
Active subscribers:
Terrestrial television	23.9%	22.2%	26.4%	33.0%	35.0%
Cable television	9.9%	8.3%	4.8%	3.7%	2.0%
Internet	13.8%	12.5%	10.6%	8.1%	5.2%

HFC Network

CCTV provides the “last mile” solution through its HFC Network, which connects the end user to the MFON and the headend. The MFON is owned and operated by COMCOR. COMCOR and CCTV have entered into service agreements which run through the end of 2054, and enable CCTV to use the MFON in connection with the HFC Network services in the areas presently being served and a right of first refusal for use of these services in the regions within Moscow which the Company does not presently serve. The agreements are cancelable at anytime by the Company subject to a cancellation penalty of 140,000 rubles for each secondary node connected to our network for less than three years. At December 31, 2006, 337 of COMCOR’s 564 secondary nodes connected to our network had been in service for less than three years. The MFON, with a total length of approximately 16,000 km, is the largest metropolitan fiber optic network in Russia. According to COMCOR, the MFON passes one of every four buildings in Moscow. The density of the reach of the MFON greatly reduces the distance for the last mile run to the end user and thereby significantly reduces last mile costs and construction time. Recent last mile construction costs have averaged approximately $48 per home passed.

The HFC Network has bandwidth capacity of 862 megahertz. It can accommodate; (i) both digital and analog transmission; (ii) interactive TV through the return path; and (iii) high speed data traffic at speeds generally found in developed markets.

Business Strategy

CCTV’s strategy is to leverage the capacity and capability of its HFC Network in order to deliver multiple services to consumers, and small and medium businesses while creating multiple revenue streams. We believe that investment in the technological capabilities of our HFC Network, the competitive value of bundled services, and our commitment to customer service will enhance our ability to continue to grow our cable operations and offer new services to existing and new customers.

Products and Services

Cable Television

CCTV offers two types of services in cable television: terrestrial and digital TV. The terrestrial package consists of 19 terrestrial TV channels and 24 radio stations broadcast in CD quality and a promotional TV channel and is priced at RUR 60 per month, or approximately $2.26 per month including VAT. The digital TV service includes the terrestrial package and offers a choice of two additional packages: (i) Basic, with 32 additional channels priced at RUR 240 per month, or approximately $9 per month, and (ii) Extended, with 18 further additional channels priced at RUR 420 per month, or approximately $16 per month as a single service and RUR 240 or $9 if bundled. As of December 31, 2006, CCTV had 173,558 active terrestrial and 65,310 active digital TV subscribers. Approximately 46,000 or 70.6% of the active pay TV subscribers had subscribed for the Extended package as of that date. The terrestrial and digital TV subscriber levels represent increases of 101.8% and 318.2%, respectively, over subscriber levels as of December 31, 2005. The market penetration levels of accessed homes for CCTV’s terrestrial television services and its digital TV services at December 31, 2006 were 22.2% and 8.3%, respectively, as compared to market penetration levels of 26.4% and 4.8%, respectively, as of December 31, 2005. The market penetration levels for the terrestrial service increased to 23.9% at March 31, 2007, while CCTV’s digital TV subscriber base increased to 9.9% as of that date. The decline in penetration of our terrestrial TV services is due to the high pace of growth in the size of the HFC Network and our focus on marketing premium services which generate higher levels of monthly revenue per subscriber. At December 31, 2006, certain areas, or zones, had market penetration rates for terrestrial and digital TV services as high as 50.9% and 14.0%, respectively. The Company expects further increases in market penetration of existing accessed homes and growth in its subscriber base in new regions it plans on accessing in the future.

In June 2004, CCTV entered into an agreement pursuant to which we were allowed to provide certain of NTV Plus’ proprietary content to our subscribers. We have subsequently expanded our NTV Plus offering because of growing demand for such content. NTV Plus is the leading Russian satellite TV operator, providing premium TV services to Russians throughout the country and outside. Its proprietary content in films, sports and children’s programming is arguably among the best in Russia. This premium programming is available to the subscribers of CCTV’s Extended Package without the need for additional equipment. The monthly fees for NTV Plus packages range from RUR 80 to RUR 630, or approximately $3 to $24. At December 31, 2006, there were 13,900 active subscribers for NTV Plus programming as compared to 2,813 active subscribers for this content as of December 31, 2005.

In November 2006, CCTV launched a pay-per-view (“PPV”) service. PPV is one of our initiatives to continue to strengthen the ARPU from cable television. PPV is available to customers who have a digital tuner box installed. Customers can choose from a list of available content and pay between $2.28 and $2.66 for each movie viewed.

High-Speed Internet Access

CCTV offers several packages of high-speed Internet access with varying speed, data limits and prices. These services deliver access to the Internet at speeds of up to 5Mbps and provide attractive online content. CCTV’s network provides standard Internet service provider functionality, including web page hosting for subscribers, access to Internet news groups, e-mail accounts, physical hosting and games. Among CCTV’s key product offerings is a family of flat-rate competitively priced Internet tariffs ranging from $16 to $80 per month. CCTV considers this product to be highly competitive.

As of December 31, 2006, CCTV had 98,106 active Internet subscribers which represents an increase of 183.5% over subscriber levels as of December 31, 2005. The active market penetration of accessed homes at December 31, 2006 was 12.5% as compared to 10.6% at December 31, 2005. Active penetration rates within defined zones were as high as 33% at December 31, 2006. The Company believes that recent and future market penetration improvements have been and will be achieved through both newly introduced sales and marketing strategies and planned sales and marketing programs. As of March 31, 2007, CCTV’s active subscriber base for its Internet services grew to 118,158 subscribers, or an increase of 20.4% from December 31, 2006 levels. Active market penetration levels at March 31, 2007 had increased to 13.8%, on a homes passed base which was 9.1% larger than the December 31, 2006 level.

Bundling

CCTV considers bundling to be an important business strategy. A bundled customer receives at a discounted rate, both cable television and high-speed Internet access. CCTV’s cornerstone entry-level offer is priced at approximately $27 per month, and includes a subscription to the flat rate Internet service of 680 Kbps and to the Extended digital TV package. CCTV believes that the bundle increases its operating efficiencies and provides a strong competitive advantage. As of December 31, 2006, CCTV had a bundled customer base of more than 53,000 subscribers. In collaboration with IAS, CCTV may add Voice over Internet Protocol (“VoIP”) service to the bundle in the near future.

Customer Service

Strong customer service is a key element of CCTV’s business strategy to deliver advanced communications services to its customers. We believe that creating a high level of customer satisfaction will allow us to compete more effectively as we deliver broadband services of digital video, high-speed Internet access and, in the future, local and long-distance telephony, and other services. CCTV emphasizes training as a key priority for our customer contact employees and we plan a number of training seminars and workshops. As of December 31, 2006, CCTV operated a 1,014 square meter call center with 236 working desks equipped with CISCO IP telephone stations. Inbound and outbound telemarketing and customer service operations are conducted from this facility.

Competition

Cable Television

The pay TV market in Moscow is still in its infancy. However, competition of several strong players all utilizing different technologies is on the rise. In addition to CCTV, there are currently four other carriers of premium television which in the aggregate presently have an estimated 310,000 subscribers.

NTV Plus is the largest and most prominent commercial TV provider which offers a satellite-to-home service and has an extensive library of attractive local content. Certain NTV Plus content is designed for a high-end group of people who are interested in special programming such as the NTV Sport Package which is sold at an extra cost. CCTV works closely with NTV Plus in order to deliver NTV Plus content to its subscribers.

A fast growing player on the Moscow pay TV market is Sistema Mass Media (“SMM”), which is 100% owned by AFK Sistema, with its project Stream TV. AFK Sistema is one of Russia’s largest holding companies focusing on the consumer services sector. Through another group company Comstar United Telesystems (“Comstar”), AFK Sistema is also the largest provider of broadband Internet services in Moscow based on the ADSL technology. Stream TV is based on the ADSL technology and was launched in 2005. In addition to acquired content, SMM produces its own content for Stream TV comprised of four thematic channels. One of the key competitive advantages of SMM is its broad customer reach. SMM, through Comstar’s majority owned subsidiary OAO MGTS, is able to access virtually any home in Moscow which receives fixed line telephony services. We believe our HFC Network technology has many significant advantages over the ADSL technology for the delivery of video services, particularly given the specific nature of the local infrastructure.

Kosmos-TV is a commercial TV supplier which is 50% owned by AFK Sistema and employs the Multipoint Microwave Distribution System (“MMDS”) technology. Kosmos-TV is widely used by hotels and the expatriate community.

A newcomer to the Moscow pay-TV market is Centel, a Central Telegraph company marketing under the brand QWERTY, with its IPTV product launched in December 2006. Centel operates a network that passes one million homes based on the Metro-Ethernet infrastructure in Moscow and the Moscow region.

High-Speed Internet Access

There are currently a number of Internet service providers in Moscow both for residential and business customers. The largest competitor of CCTV in broadband Internet services is Comstar, which offers its services through the ADSL technology. Comstar markets its flat rate tariffs under the brand name Stream to residential customers. Other significant competitors are Corbina (most recently acquired by Golden Telecom) and Centel which employ the Ethernet technology to bring broadband Internet service to residential customers and businesses.

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

CCTV and IAS are currently assessing the feasibility and attractiveness of undertaking a joint project to introduce VoIP as a triple play bundled service by CCTV. We may offer such a service in 2007.

Legislation and Regulation

In the Russian Federation, the federal government controls the regulation of telecommunication services. The principal regulation governing telecommunication service providers is the Federal Law on Communications dated July 7, 2003, No. 126-FZ (the “Federal Communications Law”). The Federal Communications Law regulates, among other things, the following:

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

In accordance with the current structure of the federal authority agencies (as approved by the Order No. 649 of the President of the Russian Federation dated May 20, 2004), the telecommunication industry is regulated by the following federal agencies:

•

Ministry of Information Technologies and Communications (the “Communications Ministry”) of the Russian Federation (responsible for the proposal of and adoption of legislation in the area of communications);

•	Federal Service for Supervision over Communications (responsible for the control and supervision of the telecommunication industry);

•	Federal Communication Agency (responsible for law enforcement); and

•	Federal Information Technologies Agency (responsible for law enforcement).

In addition to regulation by the Federal authorities, CCTV’s operations are regulated by Moscow Law No. 2 on Cable Television dated January 28, 1998, which specifically applies to the activity of cable TV operators in Moscow. This law establishes: (i) rules and procedures for cable TV network operations; (ii) the legal status of the industry participants; (iii) the underlying principles of their interaction with the City government, local government bodies and consumers; and (iv) protection and procedures against illegal actions and infringement.

CCTV currently provides TV broadcasting services, telematic services and data transmission services under three licenses (the “Licenses”), all of which expire in 2010, pursuant to Regulation No. 87 dated February 18, 2005. This regulation provides that VoIP services no longer fall under telematic services and, as a consequence, require a separate license. CCTV has been approved to receive such a license. A VoIP license is pending issuance.

As opposed to the Russian channels, none of the foreign channels currently being broadcast by CCTV are registered as mass media in Russia. However, the Russian Federal Law on Mass Media No. 107-FZ dated August 4, 2001 stipulates that only TV and video programs registered by the appropriate governmental authorities can be distributed (broadcast) in Russia. No regulations govern the registration of foreign mass media broadcast in Russia. However, the executive authorities may establish such order at any time pursuant to the Russian Federal Law of Mass Media.

CCTV has made all necessary payments for copyrights to TV companies in accordance with existing license agreements. However, CCTV currently does not make any additional payments to organizations which operate collective copyright agreements with respect to copyright programs transmitted through the HFC Network. This is due to the fact that the current regulations do not contain defined procedures regulating the legal relationship between cable TV operators (all decrees in this area were adopted in 1994-1996), the size of payments, and the fact that there are several competing organizations dealing with copyright. It is unknown what the payment structure, if any, will be. We have not made any accruals for any such payments that may be assessed.

CCTV also has licenses for construction engineering and construction services which were issued in August and September 2003 and expire in 2008. The Company and CCTV similarly expect these licenses will be renewed upon their expiration.

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

Employees

As of December 31, 2006, the Company had 14 employees at the corporate and representative level, and 1,406 full-time and contract employees at CCTV. All positions, with two exceptions, are Moscow-based.

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

The Company maintains an Internet website with the address of www.moscowcablecom.com. Copies of the Company’s reports filed with, or furnished to, the Securities and Exchange Commission are available for viewing and copying at such internet website, free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to, the Securities and Exchange Commission.

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

Risks Associated with Renova Media Enterprises and Related Parties

The proposed acquisition of the Company by Renova Media may not be completed. In February 2007, we entered into a Merger Agreement with Renova Media pursuant to which Renova Media would acquire all of the outstanding equity of the Company that it does not directly own. Upon completion of the acquisition, we will become a wholly-owned subsidiary of Renova Media. The consummation of this transaction is subject to various risks, including, but not limited to, the following:

•

that we will experience a business interruption, incident, occurrence or event that has a material adverse effect on us and would permit Renova Media to terminate the Merger Agreement and abandon the transaction;

•	that the parties will not have performed in all material respects their obligations contained in the Merger Agreement before the closing date;

•

that the representations and warranties made by the parties in the Merger Agreement will not be true and correct as of the closing of the this transaction in a manner which results in a closing condition not being satisfied; and

•

that a court of competent jurisdiction or an administrative, governmental or regulatory body or commission will have issued a final nonappealable injunction, order, decree, judgment or ruling, that permanently enjoins or otherwise prohibits the Merger or that a statute, rule, regulation or order will have been enacted, entered or enforced which makes the consummation of this transaction illegal or prevents or prohibits this transaction.

As a result of various risks to the completion of this transaction, there can be no assurance that Renova Media’s acquisition of all of our equity interests that it does not directly own will be completed even if the required stockholder approval is obtained. Failure to close this transaction could be perceived as damaging to our stock price and may result in difficulties in attracting substitute permanent capital on terms that are favorable to our current shareholders which could further imperil our operations and stock price.

Renova Media could exert an uneven influence on the strategic direction of our company. In addition to the pending acquisition transaction, Renova Media, which is controlled by Victor Vekselberg, has an equity interest in the Company of approximately 42.6% and it has warrants to purchase additional shares of stock which could increase its equity ownership in the Company to approximately 62.7%. In addition, Renova Media owns approximately 49% of the voting stock of COMCOR, COMCOR’s board of directors, which owns 22.8% of our voting outstanding equity securities. Renova Media has designated five of the directors on our ten person Board of Directors and it has the right to select one additional director. In addition, we were indebted to RME Finance in an amount of $34.3 million at December 31, 2006, including accrued interest, and we have recently entered into a $45 million bridge loan agreement with RME Finance. This indebtedness is likely to grow as quarterly interest charges continue to be compounded into the principal balance of the borrowing. Although we believe the funds received from RME Finance have been very beneficial for our operational growth, large increases in the amount of our indebtedness could be harmful to our shareholders if Renova Media’s acquisition of the Company does not get completed because of the leverage created and the increased amount of cash flow that needs to be generated by future operations to service the debt levels. These factors could lead to conflicts of interest between Renova Media and our other stockholders, if the proposed acquisition of the Company by Renova Media is not completed.

Certain of our directors and shareholders may have conflicts of interest with us. Affiliates of Renova Media, our single largest shareholder, have entered into agreements with and made investments in companies that may compete with us. Renova Media has designated five of the directors on our ten person board and COMCOR has designated three of our directors.

Affiliates of Renova Media could be engaged in commercial activities and transactions which may give rise to conflicts of interest, and we may compete with such affiliates for the same prospective customers. This includes, but is not limited to, the ownership interest in Teleinform by an affiliate of Renova Media.

In addition, certain of our directors are affiliated with Renova Media and COMCOR, which have invested in, and may in the future invest in, other entities engaged in or intending to engage in the delivery of cable television, internet access and telephony services, some of which may compete with us, or they may invest in entities that are, or could become our vendors or suppliers. Certain of our directors or executive officers may play a direct or indirect role in the activities of these other entities. In the event the Renova Media acquisition does not close, such involvement may create a conflict of interest in determining business strategies and making certain business decisions. We may not be in a position to influence any party’s decision to engage in activities that would give rise to a conflict of interest, and they may take actions that are not in our shareholders’ best interests, or are conducted on terms that could be viewed as not being “at arm’s length”. This includes the terms for the delivery of services by COMCOR, negotiations with suppliers and subcontractors, as well as competitors or potential competitors.

We are dependent upon COMCOR for the delivery of our services and the expansion of our HFC Network. Our HFC Network is connected to COMCOR’s MFON pursuant to a 50 year agreement that was amended in March 2005. If COMCOR should experience technical difficulties with its fiber backbone or any of the related equipment, we would not be able to offer our services to our customer base. In addition, we have no assurance that the amounts we pay to COMCOR pursuant to the agreement and for other services we obtain from COMCOR represent amounts that we could otherwise negotiate on an arm’s length basis with an unaffiliated vendor. This includes, but is not necessarily limited to the loss of ports and channels and the transmission of Internet traffic.

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

We are also dependent upon COMCOR’s primary and secondary nodes, or signal relay stations, which are needed to connect our new and planned build-out to its MFON. Delays in COMCOR’s ability to make such connections available would result in delays in our ability to market and sell our services and put new construction into revenue generating status.

Business, Regulatory and Financial Reporting Risks

The Company may experience liquidity difficulties due to continued operating losses and the capital expenditure requirements of our business. Cash resources as of December 31, 2006 are not expected to be adequate to enable CCTV to continue or accelerate the build-out of its HFC Network throughout Moscow and meet other anticipated capital expenditure commitments and operating cash needs. As a result, if the Renova Media acquisition is not completed, the Company and CCTV could be exposed to future liquidity difficulties. We continue to incur losses, as CCTV’s revenues are not yet sufficient to meet its cash operating expenses, and the Company requires continued access to capital to meet its corporate level operating expenses and its other cash obligations. As a result of the Term Loan and the bridge loan financing, we are solely dependent upon financing from Renova Media and RME Finance to meet our liquidity needs. If Renova Media’s acquisition of our equity interests that it does not directly own is not completed, there is no assurance that funds to be received pursuant to the bridge loan from RME Finance will be adequate to meet the cash needs of our business plans. If the Company and CCTV are exposed to liquidity difficulties there is no assurance that an alternate source of additional financing could be obtained on favorable terms that would be acceptable to Renova Media and RME Finance as required by existing agreements, or if such additional financing could be obtained at all.

We cannot be sure that a market will develop for our television services, including future services we may offer. CCTV currently offers its subscribers a number of value-added services, such as high-speed Internet access and cable television. Our market penetration for cable television services grew impressively during 2006, but it is still relatively low at an average of 8.3% of homes passed as of December 31, 2006 and with no individual region having a market penetration exceeding 14%. In 2006, CCTV introduced pay-per-view services and began generating revenue from and arrangement with a home shopping channel. Revenues from these new services are very modest and may not grow as expected. We may also develop plans to offer IP-based telephony and web hosting services. CCTV may not be successful in creating or competing in a market for these value-added services. In particular, the Company cannot be assured that CCTV can:

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

Our inability to effectively introduce market and sell new and enhanced services or to anticipate consumer demand for such services could have a material adverse effect on our business, results of operations, financial condition and future prospects.

We may not be able to adequately meet regulatory reporting requirements. During 2006, we restated our financial statements for the periods ended June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006 solely due to accounting issues relating to deferred income taxes. For each of the reporting periods ended December 31, 2005, March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006 we were unable to file our periodic financial reports with the Securities and Exchange Commission in a timely manner, even after automatic extensions of time to file were taken into consideration. As a result of such late filings, including this filing, our common Stock has been the subject of potential de-listing with Nasdaq Global Market. Staffing issues, complex accounting matters, control deficiencies and material weaknesses all contributed to the late filings. This could result in our inability to maintain a listing on the Nasdaq Global Market, although we currently anticipate that such listing will voluntarily be terminated upon the expected closing of Renova Media’s acquisition of the equity interests of the Company that it does not directly own. It could also result in a lack of confidence with respect to the accuracy and reliability of the financial statements we do report.

If we fail to establish and maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud, which could adversely affect our business and the trading price of our stock. We are currently in the process of evaluating our internal controls system to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. We will be performing the system and process evaluations and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These systems are necessary to produce accurate financial reports and prevent fraudulent activity. We expect to incur additional costs in the form of additional personnel and outside consultants in order for us to comply with the requirements of the Sarbanes-Oxley Act and management will have to devote substantial time and effort. In the event that the Renova Media acquisition is not completed, we will be required to begin complying with Section 404 as of December 31, 2007. We have reported on material weaknesses affecting our anti-fraud detection and prevention procedures and controls and on financial reporting and disclosure process. See Item 9A “Controls and Procedures.” However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. If we fail to implement the requirements of Section 404 in a timely manner, we may be subject to sanctions or investigation by regulatory authorities such as the SEC. In addition, if any material weakness or deficiency is identified or is not remedied, investors may lose confidence in the accuracy of our reported financial information, and our stock price could be significantly adversely affected as a result.

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

The pace and extent of customer demand may not continue to increase which could result in shortfalls from anticipated subscriber growth rates. As a result, the future prospects of the industry and of CCTV and the success of its competitive services remain uncertain. Also, alternative technologies may develop that may provide alternative service superior to that available from CCTV. Such developments could have a material adverse affect on CCTV which may require us to make substantial investments in order to remain competitive.

CCTV must face operational risks associated with a growing company. CCTV’s revenues have shown strong growth in each of the past three years, and we are hopeful that opportunities will allow us to continue on this strong growth pattern. However, to continue strong revenue growth we need to continue to build out our HFC Network and attract new subscribers. Many cable companies face challenges in gaining access to individual residences or apartment buildings to sell and market their services. CCTV could face similar obstacles. In addition, planned increases in our growth rates will require the hiring and training of qualified installers and other technical workers. Although we believe the available labor pool in Moscow is conducive to such growth, there can be no assurance of our ability to attract and train a sufficient number of workers to meet projected order flow demands. In addition, growing companies face challenges associated with managing and administering to the needs of higher volumes of transactions. This requires hiring and training customer support and other administrative and operational support staff and managers to ensure procedures and controls are properly implemented to serve our growing customer base and to ensure that all elements of the operations and administration function adequately. Although we believe that we can meet these needs through additional hiring and through the advancement of the careers of present employees, there can be no assurance of our ability to successfully meet these growing challenges.

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

We bear the financial risks of our defined benefit pension plan. Although our defined benefit pension plan is actuarially overfunded and we have not had to make any contributions to the plan since we acquired it in 1991, the impact of potential declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan may result in higher pension costs and the need to fund the pension plan in future years in material amounts.

The determinations of pension expense and pension funding are based on a variety of rules and regulations. Changes in these rules and regulations could impact the calculation of pension plan liabilities and the valuation of pension plan assets. They may also result in higher pension costs, additional financial statement disclosure, and accelerate and increase the need to fully fund the pension plan. During the third quarter of 2006, the “Pension Protection Act of 2006” became law. Among the stated objectives of the law are the protection of both pension beneficiaries and the financial health of the Pension Benefit Guaranty Corporation (“PBGC”). To accomplish these objectives, the new law requires sponsors to fund defined benefit pension plans earlier than previous requirements and to pay increased PBGC premiums. The impact of the law cannot be fully assessed until all the implementation rules are published, but the law does require defined benefit plans to be fully funded in 2011. This may create funding requirement for our defined benefit pension plan.

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

In October 2006, the city of Moscow issued a decree which appears to give a competitive advantage to Mostelecom at the expense of CCTV and our other competitors. Although we believe that such a decree is not enforceable, changes in the political climate in Moscow may affect our ability to conduct our business in the manner we have planned.

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

The Russian banking system remains underdeveloped, and another banking crisis could place severe liquidity constraints on our business. Russia’s banking and other financial systems are less developed and regulated than those of many other developed countries, and Russian legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. The August 1998 financial crisis resulted in the bankruptcy and liquidation of many Russian banks and almost entirely eliminated the developing market for commercial bank loans at that time. Many Russian banks do not meet international banking standards, and the transparency of the Russian banking sector still lags far behind internationally accepted norms. In part due to inadequate supervision by regulators, certain banks do not follow existing Central Bank of Russia regulations with respect to lending criteria, credit quality, loan loss reserves or diversification of exposure. Furthermore, Russian bank deposits made by corporate entities generally are not insured.

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

Changes in the Russian tax system or unpredictable or unforeseen application of existing rules could materially adversely affect our financial condition. Our tax burden may become greater than the estimated amount that we have recorded to date and paid or accrued on our balance sheets. Russian tax authorities have often been arbitrary and aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. Many companies are often forced to negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. Any additional tax liability, as well as any unforeseen changes in Russian tax laws, could have a material adverse effect on our future results of operations or cash flows in a particular period.

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

The Company has recorded a provision of $1,118,000 relating to the Company having offset VAT it received from its customers against VAT paid to suppliers and vendors in 2003 and 2004, which are being contested in the Russia tax court system. Although the Company believes it has properly accounted for the payment and receipt of VAT in accordance with relevant legislation, there can be no assurance that Company will prevail in this process.

The Company has not made any provision for further claims made with respect to approximately $7,570,000 of VAT reported during 2006. The Company believes that it will prevail based upon the merits of its positions, which have been supported by new VAT regulations and recent favorable decisions in lower level courts. However, there can be no assurances made whether the Company will ultimately prevail in these matters. In addition, the Company has not received any notification with certain VAT reporting periods which remain subject to possible future review and claims.

The Company has recorded a provision in the amount of $995,000 for taxes that could possibly be asserted relating to activities in Russia among its U.S., Cyprus and Russian-based entities that could be viewed as representing that the Company has a permanent establishment in Russia.

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

CCTV does not own any real estate properties. To conduct its operations, CCTV and the Company currently lease approximately 2,496 square meters of office space in an office building owned by IAS pursuant to a lease that expired in December 2006. The Company is currently negotiating lease terms for the year ending December 31, 2007. CCTV also leases approximately 1,873 square meters of space from a third party for certain call center and telemarketing functions and 90 square meters of space from COMCOR for certain engineering personnel.

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

The Company also leases approximately 1,600 square feet of office space in Windsor, Connecticut from which it conducts certain administrative activities.

Andersen Land Corp., a wholly-owned subsidiary of the Company, owns a 98,000 square foot facility located on 18.4 acres of land within an industrial park in Bloomfield, Connecticut, which, since March 22, 2002, has been leased to the buyer of JM Ney’s operating assets under terms of a lease which expires in March 2013, but for which the lessor has an option to renew for three additional years. The building is subject to a mortgage loan which had a balance of $2,695,000 at December 31, 2006.

ITEM 3.	LEGAL PROCEEDINGS.

Morton International, Inc. v. A.E. Staley Mfg. Co. et al. and Velsicol Chemical Corp. v. A.E. Staley Mfg. Co. et al.

As originally reported in the Company’s Form 10-K for the year ended February 28, 1997, in July 1996, two companion lawsuits were filed in the United States District Court for the District of New Jersey, by various owners and operators of the Ventron-Velsicol Superfund Site (the “Site”) in Middlesex County, New Jersey (“Lawsuits”). The Lawsuits, which were subsequently consolidated, were filed under the Comprehensive

Environmental Resource Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act, the New Jersey Spill Act and New Jersey common law, alleging that the defendants (over 100 companies, including the Company’s then wholly-owned subsidiary, The JM Ney Company (“JM Ney”) were generators of certain wastes allegedly processed at the Site. The Lawsuits seek recovery of costs incurred and a declaration of future liability for costs to be incurred by the owners and operators in studying and remediation the Site.

Subsequent to the filing of the Lawsuits, the Company sold JM Ney’s operations in 2002 in an asset transaction. JM Ney, which has been renamed Andersen Land Corp. (“ALC”), retained certain liabilities of JM Ney under the contractual terms of the sale, including certain legacy liabilities arising out of the Lawsuits.

As further reported in the Company’s Form 10-Q for the period ended November 30, 2001, this case was dismissed without prejudice and the plaintiffs did not have the ability to reinstate their claims for a minimum of three years until October 2004. In November 2006, the Plaintiffs notified the Company, along with other former defendants in the 1996 lawsuits that it intended to reinstate the 1997 actions because the United States Environmental Protection Agency (“USEPA”) had selected a remedy for Operable Unit 1 (“OU1”) of the Remedial Action for the Site. Before reinstating the lawsuits, however, plaintiffs invited the defendants to participate in an alternate dispute resolution process or mediation (collectively, “ADR”) to determine if the parties are able to settle plaintiffs’ past costs demands for OU1 as well any future costs incurred to investigate and remediate the Berry’s Creek Area of the Site, also known as Operable Unit 2 (“OU2”).

Subsequent to the Plaintiffs’ notice, the USEPA sent a letter to the Company, along with more than 140 other parties, notifying each of its potential liability at the OU2 area and inviting the parties to perform the Remedial Investigation and Feasibility Study for the OU2 Study Area. The parties have until July 2007 to respond to this request.

Given the legal and factual issues that remain outstanding, the Company currently has no basis to ascertain the range of loss, should any occur, with respect to an outcome that may be considered unfavorable. Nor is there any basis on which to predict the timing of any such loss. The Company is advised that ALC and the Company appear to have meritorious defenses and senior management of ALC and the Company are committed to defend in an appropriate manner any litigation that may arise subsequent to termination of ADR proceedings being undertaken in connection with the pending Lawsuits.

Levy Investments, Ltd. v. Moscow CableCom Corp., Oliver R. Grace, Jr., Jay M. Haft, Andrew Intrater, Ivan Isakov, Valentin V. Lazutkin, James J. Pinto, Vladimir A. Serdyuk, Mikhail Smirnov, David R. Van Valkenburg, Alexander P. Vladislavlev, and Renova Media Enterprises Ltd.

On November 7, 2006, following Renova Media’s announcement of its initial proposal to acquire the equity interest in the Company that it does not directly own in a negotiated acquisition at $10.80 per share of common stock, Levy Investments, Ltd. filed a purported class action on behalf of our public stockholders in the Court of Chancery for the State of Delaware, against us, each of our directors and Renova Media. The plaintiff alleges, among other things, that the consideration offered to our stockholders pursuant to Renova Media’s initial proposal of $10.80 per share of common stock is not adequate and constitutes an unfair price. In addition, the plaintiff alleges that Renova Media’s initial proposal is an unfair attempt to freeze out our public stockholders and is designed to enrich Renova Media at the expense of our public stockholders. Plaintiff seeks injunctive relief or, in the alternative, rescission, and an accounting and damages. We believe the allegations are without merit and plan to defend them vigorously.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the three months ended December 31, 2006, no matters were submitted to a vote of the security holders of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

The Registrant’s Common Stock is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol MOCC. Prior to February 26, 2004, our stock traded on NASDAQ under the symbol ANDR.

The approximate number of registered stockholders of our Common Stock on April 19, 2007 was 407. The Company estimates that there were approximately 1,000 additional stockholders who held their shares in street name. The Company’s intra-day high, low and closing sales prices for the Common Stock, for each quarterly period in 2006 and 2005, are provided below. The bid prices shown, which were supplied by the National Market System of the National Association of Securities Dealers, Inc, represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year ended December 31, 2006	High	Low	Close
January-March, 2006	$13.17	$4.97	$7.63
April-June, 2006	$11.72	$7.30	$10.47
July-September, 2006	$10.63	$7.36	$9.05
October-December, 2006	$12.30	$8.50	$10.58

Year ended December 31, 2005	High	Low	Close
January-March, 2005	$7.75	$4.60	$5.30
April-June, 2005	$7.80	$3.81	$5.51
July-September, 2005	$6.28	$5.04	$5.21
October-December, 2005	$5.99	$4.60	$5.38

The Company has not paid dividends on its Common Stock since the fiscal year ended February 28, 1993 and it has no intention to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

The Company’s board of directors adopted and approved the Company’s 2003 Stock Plan (the “2003 Stock Plan”) effective as of September 2, 2003. Pursuant to the 2003 Stock Plan, the Company may award up to 330,000 shares of its Common Stock. This plan was implemented to provide incentives to attract and retain officers, directors and key employees. The compensation committee of the board of directors administers the 2003 Stock Plan and may grant restricted stock or stock free from any transfer, vesting or forfeiture restrictions. During the years ended December 31, 2006 and 2005 and the ten-month period ended December 31, 2004, a total of 117,646 shares, 38,523 shares and 59,433 shares, respectively, of the Company’s Common Stock were granted pursuant to the 2003 Stock Plan.

The Company’s 2003 Stock Option Plan (the “2003 Stock Option Plan”) was adopted by our board of directors on September 2, 2003. This plan was approved by our stockholders on October 27, 2003. Our board of directors adopted amendments to the 2003 Stock Option Plan and such amendments were approved by our stockholders on December 15, 2004. As a result of the amendments, the Company may now grant options to acquire up to a total of 1,700,000 shares of our Common Stock. This plan was adopted to provide incentives to attract and retain officers, directors and key employees, and it is administered by our board of directors, or a committee appointed by the board, which determines recipients and types of options to be granted, including the vesting schedule, the number of shares subject to the options and the exercisability of the options. During the years ended December 31, 2006 and 2005, 272,841 options and 1,890,974 options were granted pursuant to the 2003 Stock Option Plan; 7,500 options and 766,595 options, respectively, were cancelled and; during 2005, 437,455 options were afforded accelerated vesting and a change in the option terms to allow cashless exercise. During the ten-month period ended December 31, 2004, 95,000 options were granted pursuant to the 2003 Stock Option Plan.

The following table sets forth a description of our equity compensation plans as of December 31, 2006. The outstanding stock options granted pursuant to a plan approved by security holders relate to options issued pursuant to the 2003 Stock Option Plan.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,090,265	$6.41	238,178
Equity compensation plans not approved by security holders	—	—	—

Total	1,090,265	$6.41	238,178

PERFORMANCE GRAPH

The following graph compares the cumulative performance of the Common Stock for the periods indicated with the performance of the NASDAQ Composite Stock Index and the NASDAQ Telecommunications Composite Stock Index, which the Company deems to be an appropriate peer index. The comparative five fiscal period total returns assume $100 investments made on February 28, 2002, with dividends reinvested. The stockholder returns shown for the Company on the following table are not necessarily indicative of future stock performance.

Comparative Five-Year Total Returns

Moscow CableCom Corp., NASDAQ Composite Stock Index and

NASDAQ Telecommunications Composite Stock Index

(Performance results through December 31, 2006)

	2002	FY 2003	FY 2004	2004	2005	2006
MOCC	$100.00	$46.02	$105.72	$76.34	$66.92	$131.59
NASDAQ Composite	$100.00	$77.25	$117.23	$125.64	$127.37	$138.49
NASDAQ Telecommunications	$100.00	$70.50	$114.59	$118.58	$110.03	$140.58

Unregistered Sales of Equity Securities

In May 2006, we entered into certain agreements, including a subscription agreement, warrant agreement and registration rights agreement with several investors, providing for the sale of 2,438,684 units, each comprising of one share of common stock and one-half warrant, at $8.2725 per unit. Each whole warrant entitles the holder to acquire one share of our common stock at a purchase price of $9.852 per share through May 5, 2008.

In September 2006, we entered into certain agreements, including a subscription agreement, warrant agreement and registration rights agreement, with certain investors pursuant to which we issued and sold an aggregate of 2,341,760 units, each comprising one share of our common stock and one-half warrant, at $9.2325 per unit. Each whole warrant entitles the holder to acquire one share of our common stock, at a purchase price of $11.004 per share until September 21, 2008.

The securities sold in these private placements were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act, based on the Company’s reliance upon the representations made by the investors in their subscription agreements, including the representations that all of the investors were “accredited” within the meaning of Rule 501(a), and the limitations imposed on resales of the securities in accordance with Rule 502(d).

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data are derived from the Consolidated Financial Statements of the Company contained in Item 8 herein. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included or incorporated by reference herein. The Company was formerly on a February fiscal year-end period. Effective December 31, 2004, the Company changed its fiscal year, which resulted in a ten-month transition period during the period then ended. Amounts below are in thousands of U.S. dollars, except per share data.

	Years Ended December 31,		Ten Months Ended December 31, 2004	Fiscal Years Ended February 28/29,
	2006	2005		2004	2003
Sales and Revenue	$23,866	$10,603	$6,132	—	—
Gross margin	5,702	2,114	949	—	—
Loss from continuing operations(1)	(21,113)	(10,752)	(5,151)	$(2,158)	$(2,050)
Net loss	(21,113)	(10,752)	(5,151)	(2,158)	(446)
Loss applicable to common Shareholders	(21,338)	(21,758)	(5,341)	(2,440)	(728)
Loss from continuing operations per common share, basic and diluted	(1.93)	(2.46)	(0.62)	(1.12)	(1.11)
Loss per common share, basic and diluted	(1.93)	(2.46)	(0.62)	(1.12)	(0.35)
Depreciation, amortization and interest accretion	7,492	2,618	1,806	243	293

Balance Sheet Data

	December 31,			February 28/29,
	2006	2005	2004	2004	2003
Total assets	$119,226	$74,708	$51,058	$50,532	$19,045
Total debt(2)	35,152	22,582	6,969	3,539	2,081
Stockholders’ equity	66,299	42,381	33,096	37,422	13,102
Book value per common share(3)	3.45	2.96	3.44	4.02	4.57

The Company did not consolidate the results of operations of CCTV prior to the ten month period ended December 31, 2004, and it did not consolidate CCTV’s balance sheet prior to February 29, 2004.

1	Losses from continuing operations exclude the results of operations of the Company’s Electronic segment as a result of its sale in March 2002.
2	Total debt for 2006 is presented net of $1,368,000 of unamortized discount.
3	Book values per common share in 2006 and 2005 assume the conversion of the Series B Preferred Stock into Common Stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis reviews the Company’s results of operations, liquidity and capital resources, critical accounting policies and estimates, and certain other matters. This discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Annual Report.

Overview

The Company through our wholly owned subsidiary, CCTV, is a provider of cable television and Internet access services in Moscow, Russia. CCTV, which markets our services under the brand name “AKADO”, is an early stage, growing company. In recent years we have expanded our ownership base and financial resources to acquire and fund CCTV’s operations. This includes obtaining $41 million in 2005 pursuant to a $51 million debt and equity financing package with Renova Media and RME Finance in January 2005. During 2006, we obtained the final $10 million of this financing package and we also raised more than $41 million in two private placements of our equity securities. We put this money to use to expand the number of homes passed by our HFC Network in Moscow, Russia and aggressively market our cable-based television and Internet access services. During 2006, we grew the HFC Network by 140.0%, increasing its reach from 325,954 homes to 782,249 homes. We increased the number of subscribers for our Internet services by 183.5%, to a total of 98,106 as of December 31, 2006, and we increased the number of subscribers for our digital cable television services by 318.2%, to a total of 65,310 active subscribers as of December 31, 2006.

As a result of this network and subscriber growth, during 2006, we generated $23,866,000 of revenues and reported a net loss of $21,338,000, or $1.93 per share, basic and diluted. Due to the fact that we incurred a loss in 2006, the assumed conversion of the Series B Preferred Stock, which is essentially a common stock equivalent in most material respects, has been excluded from the calculation of our loss per share due to the anti-dilutive effect that such an assumed conversion would have on our reported loss per share.

We have incurred losses in recent years and the expansion of our business activities requires a significant amount of capital to meet our cash flow requirements. However, our financial statements have been prepared based on our ability to continue in existence as a going concern. In February 2007, we entered into a merger agreement with Renova Media pursuant to which Renova Media will acquire all our outstanding equity interests that it does not directly own, which will result in the Company becoming a wholly-owned subsidiary of Renova Media. In connection with this agreement, we have entered into a bridge loan facility pursuant to which RME Finance will provide CCTV with up to $45 million of financing to be received in the form of nine monthly drawdowns of $5 million, the first three of which were received in February, March and April 2007. We have also received a financing commitment from Renova Media that it will provide us with sufficient capital to ensure that our operations will continue uninterrupted for a period of not less than one year from the date of the filing of this Form 10-K for the year ended December 31, 2006. This commitment has been further supported with a guarantee from Renova Industries Ltd., the majority stockholder of Renova Media, which has committed to provide any funding that Renova Media does not provide in accordance with, and during the term of, Renova Media’s commitment. This commitment does not specify the amount of capital to be provided or the terms on which it will be provided. Renova Media is controlled by Victor Vekselberg and is primarily a holding company which holds among other investments, shares of our Common Stock, our Series B Preferred Stock, warrants to purchase additional shares of our Common Stock and Series B Preferred Stock and approximately 49% of the voting stock of COMCOR.

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

Inventory and Construction in Progress

We state our inventory at the lower of cost or market. We have established allowances for the estimated losses resulting from our inability to fully utilize certain elements of inventory and construction materials due to obsolescence or our inability to utilize excess quantities. Such allowances are based on historical movement and our estimates of realization based on assessments of technological changes, component cost changes and physical deterioration.

Capitalization of Internal Costs into Cable Plant

In accordance with SFAS No. 51, “Financial Reporting by Cable Television Companies,” we capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction costs include materials, labor, applicable indirect costs and interest. Capitalized installation costs include labor, material and overhead costs related to: (i) the initial connection (or “drop”) from our cable plant to a customer location; (ii) the replacement of a drop; and (iii) the installation of equipment for additional services, such as digital cable or HSI. We use standard costing models based on actual costs to capitalize installation activities and costs related to internal construction labor. Indirect costs are capitalized if we determine that such costs are clearly related to our construction or installation functions. Materials and external labor costs associated with construction activities are capitalized based on amounts invoiced by third parties. Periodically, we review and adjust, if necessary, the amount of costs capitalized using standard costing models based on comparisons to actual costs incurred. Significant judgment is involved in the development of costing models and in the determination of the nature and amount of indirect costs to be capitalized.

Costs associated with disconnecting and reconnecting existing cable subscribers are expensed as incurred. Improvements that extend asset lives are capitalized and other repairs and maintenance expenditures are expensed as incurred.

Pension Plan

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R).” SFAS 158, which represents the completion of the first phase in the FASB’s postretirement benefits accounting project, applies to all plan sponsors who offer defined postretirement benefit plans and requires an entity to:

•	Recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status.

•	Measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year.

•	Recognize changes in the funded status of a defined benefit postretirement plan in comprehensive earnings in the year in which the changes occur.

SFAS No. 158 does not change the amount of net periodic benefit cost included in the Company’s consolidated statement of operations. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 for public entities. Accordingly, the Company adopted SFAS No. 158 in fourth quarter 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end balance sheet is effective for fiscal years ending after December 15, 2008. The Company currently utilizes December 31 as the measurement date for its plan assets and benefit obligations and, therefore, complies with this requirement. Effective December 31, 2006, the Company adopted SFAS No. 158 and reduced the prepaid pension asset by $2,196,000 due to previously unrecorded unamortized actuarial losses, reduced the related deferred income tax liability by $866,000 and recorded a $1,330,000 reduction of stockholders’ equity to accumulated other comprehensive income in the accompanying consolidated balance sheet. See note 18 for additional information required to be disclosed in accordance with SFAS No. 158.

In accounting for our defined benefit pension plan in accordance with SFAS No. 158, previously delayed recognition items, consisting of actuarial gains and losses and prior service costs and credits, have been recognized in other comprehensive income and will subsequently be amortized to the statement of operations in future periods. The actuarial gains and losses arise from differences between actual results of the plan from the actuarially calculated results based on several factors including employee mortality and turnover, investment return on plan assets and the discount rates used to record the present value of the obligations of the plan. To the extent that unrecognized gains or losses exceed 10.0% of the greater of the plan’s projected benefit obligation or the market value of its assets, such excess is amortized over the estimated lives of all plan participants. We consider and adjust the various assumptions utilized in the calculations such as the discount rate, future compensation growth rate and the long-term rate of return on plan assets, as market conditions warrant. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension expense or credit in future accounting periods.

Impairment of Long-Lived Assets

Long-lived assets such as property, plant, and equipment and acquisition-related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indicators we consider important, which could have triggered an impairment, included, but were not limited to: significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and our market capitalization relative to net book value. For assets we intend to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. We consider a number of factors when estimating expected future undiscounted cash flows, including the intended use of the assets and the expected cash flows resulting directly from such use, specific economic conditions, changes in technology and industry conditions. The assumptions used when estimating the undiscounted cash flows could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. We periodically evaluate the useful lives of property, plant, and equipment based on changes in technology, current business developments, and other industry conditions. Although we have not recognized any impairment of our long-lived assets, it is reasonably possible that these assets could become impaired as a result of these factors or from actual results which differ from our underlying assumptions.

Impairment of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is subject to annual impairment tests, or on a more frequent basis if events or conditions indicate that goodwill may be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Company as a whole is considered one reporting unit. Quoted market prices in active markets are considered the best evidence of fair value. Therefore, the first step of our annual test is to compare the fair value of our shares on The NASDAQ Global Select Market to the carrying value of our net assets. If we determine that our carrying value exceeds our fair value, we would conduct a second step to the goodwill impairment test. The second step compares the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to our other assets and liabilities using a discounted cash flows model) to the carrying amount of goodwill. To date, we have not needed to perform the second step in testing goodwill impairment. If the carrying amount of goodwill were to exceed the implied fair value of goodwill, an impairment loss would be recognized.

Deferred Income Taxes

Significant judgment is required in determining our worldwide income tax expense provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance would not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

In addition, we operate within multiple taxing jurisdictions and are subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time for resolution. In management’s opinion, adequate provisions for income taxes have been made.

Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Shared-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, stock-based compensation expense for all share-based payment awards has to be recognized in the statement of operations, rather than being disclosed in a pro forma footnote to the consolidated financial statements. Accordingly, we recognize stock-based compensation expense for all share-based payment awards granted after January 1, 2006 and granted prior to but not yet vested as of January 1, 2006, in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation expense net of an estimated forfeiture rate and recognize compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS No. 123(R) adoption, we accounted for share-based payment awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

Expected term — We use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant date valuation. We believe that this historical data is currently the best estimate of the expected term of a new option, and that generally, all of our employees exhibit similar exercise behavior. In general, the longer the expected term used in the Black-Scholes valuation model, the higher the grant-date fair value of the option.

Expected volatility — We are responsible for estimating volatility and have considered a number of potential methodologies in estimating volatility. We used historical volatility of the Company’s common stock for a one-year period prior to the issuance of the options estimate the grant-date fair value of stock options. We believe that this period of past stock price volatility is more likely to be indicative of future stock price behavior than a longer period primarily due to the limited time that the Company has wholly-owned CCTV.

Risk-free interest rate — The yield on zero-coupon U.S. Treasury securities for a period that corresponds with the expected term assumption is used as the risk-free interest rate.

Expected dividend yield — As the Company has not paid dividends on its common stock since the fiscal year ended February 28, 1993 and it has no intention to pay any dividends in the foreseeable future, we have assumed a zero expected dividend yield.

Forfeiture Rate — The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have estimated that there will be no forfeitures based on an analysis which considered, among other factors, the limited distribution of unvested options at that date. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Legal Contingencies

We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge or credit could be recorded in a future period related to an existing contingent matter. For additional information, see Note 21, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 VS. YEAR ENDED DECEMBER 31, 2005

(amounts in thousands)	2006	2005	Percent Change
Television services	$7,038	$2,412	191.8%
Internet access services	15,470	7,061	119.1%
Connection fees and equipment sales	1,132	900	25.8%

Subscription revenue, connections fees and equipment sales	23,640	10,373	127.9%
Other revenue	226	230	(1.7)%

Total revenue	23,866	10,603	125.1%
Cost of sales	18,164	8,489	114.0%

Gross margin	$5,702	$2,114	169.7%

Subscription revenue, connection fees and equipment sales

Television and Internet service revenues increased as a result of the continued expansion of our HFC Network and further progress in gaining subscribers and improving market penetration, as noted in the following table:

	December 31, 2006	December 31, 2005	Change
Homes Passed	782,249	325,954	140.0%
Active Subscribers:
Terrestrial television	173,558	85,994	101.8%
Digital cable television	65,310	15,618	318.2%
Internet	98,106	34,600	183.5%
Penetration levels:
Terrestrial television	22.2%	26.4%
Digital cable television	8.3%	4.8%
Internet	12.5%	10.6%

Television services revenues increased during 2006 from 2005 levels as a result of a 96.6% increase in revenues from terrestrial broadcasting services and a 302.1% increase in revenue from digital cable services. For terrestrial television services, average monthly revenue per actual subscriber (“ARPU”) increased to approximately $1.78 for the year ended December 31, 2006 from approximately $1.48 for the year ended December 31, 2005. During the fourth quarter of 2006 ARPU for terrestrial television increased to $1.89 due to tariff increases earlier in the year and strengthening of the Russian ruble as compared with the US dollar. ARPU from digital cable television services was $10.85 during 2006 as compared to $11.26 for 2005. However, ARPU for these services increased to $11.24 during the fourth quarter of 2006 due to increased demand for premium content, including content offered by NTV+ and the introduction of pay-per view services. Internet ARPU was $21.39 for the year ended December 31, 2006, as compared to $26.41 for 2005. Increased competitive pricing pressures have resulted in the Company being more aggressive in its offerings to its subscribers, including half-price discounts offered to new subscribers during a summer offering. We expect that pricing pressures for Internet services will continue in the near future although ARPU for these services increased to $21.25 during the fourth quarter of 2006, which was higher than ARPU of $19.46 experienced during the third quarter partially as a result of the expiration of discounts offered to new customers during the third quarter of 2006.

Market penetration for Internet services has risen slightly from December 31, 2005 levels as a result of aggressive marketing of our services, which has been partially offset by the effects of the accelerated pace of growth in the expansion of our HFC Network. Market penetration rates for cable television have risen due to relatively low starting penetration levels and increased growth in subscribers as a result of the Company’s aggressive marketing efforts. In seven selected zones in which the Company has had a presence for an extended period of time and that comprise approximately 22.1% of all homes passed as of December 31, 2006, market penetration levels for cable television and Internet services grew from 6.0% and 15.5%, respectively, as of December 31, 2005 to 10.8% and 24.7%, respectively, as of December 31, 2006. We believe that these selected penetration levels and relative growth in these zones indicate our progress and may be illustrative of the potential demand for our services throughout our expanding network base. Market penetration levels for terrestrial television services have declined despite growth in the number of subscribers for these services because of the rapid expansion of our HFC Network. The Company is primarily focusing its marketing efforts on services which generate higher monthly ARPU.

During 2006, the Russian ruble strengthened against the U.S. dollar. The effective average exchange rate of the Company’s service revenues was 27.05 rubles to the U.S. dollar during 2006, as compared to 28.35 rubles to the U.S. dollar during 2005. Accordingly, this exchange rate change had the effect off increasing U.S. dollar reported sales by approximately $1,036,000, or 7.9% of the overall growth in services revenues for 2006.

Connection fees and equipment sales

For the year ended December 31, 2006, we recorded $1,132,000 of connection fees and installation revenue as compared to the $900,000 of such revenues recorded during the year ended December 31, 2005. The increase in revenue relates to the significant increase in the number of new customers installed during 2006 as compared to the prior year.

Other revenue

For the year ended December 31, 2006, we recorded $226,000 of other revenue which represents a modest decrease of 1.7% from the $230,000 of other revenue recorded during 2005. Other revenue is primarily comprised of revenue generated by Persey-Service, the Company’s broadcasting and publishing service subsidiary, and from miscellaneous sales of materials.

Cost of sales

Cost of sales increased from 2005 to 2006 by $9,675,000, or 114.0%, as compared to the 125.1% increase in revenues from 2005 to 2006. This resulted in a 136.8% increase in gross margin to $5,702,000 or 23.9% of sales, as compared to gross margin of $2,114,000, or 19.9% of sales, during 2005. Due to the rapid growth of our homes passed network in Moscow, the depreciation and amortization component of cost of sales increased by $3,882,000 and was 25.4% of sales in 2006, as compared to 20.5% of sales in 2005. The strengthening of the Russian ruble as compared with the U.S. Dollar during 2006 contributed approximately $825,000, or 8.5% of the overall increase of $9,675,000 in cost of sales. Significant components of cost of sales were as follows (in thousands):

	2006		2005
	Amount	Percent of Sales	Amount	Percent of Sales
Services from related party	$5,129	21.5%	$2,454	23.2%
Depreciation and amortization	6,059	25.4%	2,177	20.5%
All other, including salaries and benefits	6,976	29.2%	3,858	36.4%

Total	$18,164	76.1%	$8,489	80.1%

The cost of services from related party, COMCOR, increased by 109.0% in 2006 as compared to 2005. Such growth is primarily from an expansion in the number of COMCOR’s secondary nodes which we use, which serves as the basis for charges for signal delivery. At December 31, 2006, we were using 564 of COMCOR’s secondary nodes, which is an increase of 81.9% from the 310 secondary notes leased as of December 31, 2005. The average number of homes passed per secondary node, increased from 1,051 at December 31, 2005 to 1,387 as of December 31, 2006. This improved efficiency of the network buildout, coupled with the improved market penetration levels, has the effect of lowering our cost per subscriber, particularly when coupled with the effect of improved market penetration levels for our premium services.

COMCOR also provides Internet traffic services and channels and ports services, the cost of which increased by 103.6% and 81.0% during 2006 as a result of the growth of our Internet subscriber base.

Depreciation and amortization increased due to the rapid expansion of our HP Network during 2006. Content charges for television service increased 274.6% due to a 302.1% increase in subscription revenue for our digital cable television services, which resulted from an increase in the number of subscribers for our services and for NTV+ content we provide through our network. Salaries and benefits increased 236.2%, primarily due to the significant increase in the number of installations of new customers.

Operating expenses

Operating expenses totaled $27,957,000 during 2006, which is an increase of 123.4% over the expenses totaling $12,512,000 which were incurred during the year ended December 31, 2005. Approximately $712,000, or 4.6% of the increase was the result of the strengthening of the Russian ruble as compared to the U.S. dollar. Increases in our salary and benefit costs totaling $7,044,000 accounted for 45.6% of the total increase, as such costs increased by 108.6% year-over-year. During 2006, we adopted SFAS No. 123(R), and as a result we recorded $1,127,000 of expenses relating to the vesting of stock options granted from 2004 through 2006. In the prior year, we did not record the fair value of options granted at market, but we did record an expense of $516,000 relating to stock options granted below the grant date market price. At December 31, 2006, there was $2,350,000 of unrecognized compensation cost relating to unvested stock option awards which is expected to be recognized over a weighted average period of 1.87 years. In addition, with the growth of our activities, salaries and benefit costs increased as our employment levels grew to staff sales, marketing and customer care positions to ensure our ability to properly manage the increased customer activity.

Other costs increased due to additional marketing activities which increased our advertising by $925,000 over the prior year. Legal and professional fees increased from charges relating to the restatements of our previously filed financial statements for periods which ended on June 30, 2005 through March 31, 2006 due to adjustments required relating to our accounting for deferred income taxes. These restatements and material weaknesses in our internal controls also created delays in our filing, which further required legal time and costs. Also, we incurred approximately $778,000 of professional and other costs in 2006 relating to the evaluation of Renova Media’s acquisition proposal for a negotiated acquisition to acquire all of the outstanding equity interests of the Company that is does not already directly own, and which has since resulted in the Company entering into an agreement with Renova Media pursuant to which Renova Media will acquire all of the Company’s equity interests that it does not directly own.

Foreign Currency Gains

For 2006, the Company recorded $4,305,000 of foreign currency gains, primarily from the translation of U.S. dollar-denominated debt into Russian rubles on the books of CCTV, which adopted the Russian ruble as its functional currency in 2006. The exchange rate for the U.S. dollar decreased from 28.78 Russian rubles to the U.S. dollar as of December 31, 2005 to 26.33 Russian rubles to the U.S. dollar. This weakening of the U.S. dollar in relation to the Russian ruble served to reduce the ruble value of the U.S. dollar denominated debt to Renova Media and intercompany liabilities to produce these non-cash gains.

Equity in losses of IAS

For 2006, we recorded an expense of $490,000 as our 43.5% equity in the losses of IAS, which compares to our recorded equity in IAS’s losses of $457,000 for 2005. These amounts include adjustments to reflect the Company’s equity interest in the fair value of depreciation expense based on the allocation of the purchase price attributable to the Company’s investment in IAS. Although its 2006 revenues were 60% more than the revenues from 2005, IAS incurred a 5.9% larger loss from operations and a 15.4% larger net loss due to the costs incurred relating to installation costs for a group of retail shops for which IAS began providing its telecommunications services and to higher administrative costs from increased personnel levels.

Investment income and other income

Significant components of investment income and other income are as follows (in thousands):

	2006	2005
Net gains from U.S. trading portfolio	$117	$230
Rental income	324	310
Interest and dividends	395	565
Other	—	22

Total	$836	$1,127

Interest expense

For 2006, interest charges totaled $4,478,000, as compared to $2,820,000 for 2005, which is an increase of 58.2%. However, for financial reporting purposes, during 2006 we capitalized $1,184,000 of interest into the cost of the construction of our “last mile” access network, as compared to $368,000 of interest which was capitalized during 2005. Accordingly, we have reported interest expense of $3,294,000 for 2006, which is an increase of 34.3% from the $2,452,000 of interest reported for 2005. The increase in the interest charges is primarily due to the additional interest recorded relating to the Renova Media term loan as a result of the receipt of an additional $10 million under this loan and the effects of the continued compounding of the principal balance of the note from the rolling of accrued interest into the principal balance of the loan. The Company reduced it outstanding obligation due under its 10.5% subordinated debenture through its annual principal payment, but it increased the amount by approximately $1.1 million due under a mortgage loan through a refinancing of the loan.

Income tax (expense) benefit

We recognized income tax expense of $215,000 for the year ended December 31, 2006 which includes a net foreign and U.S. deferred tax benefits of $70,000, a current U.S. tax expense of $30,000 and a current foreign tax expense of $255,000. We were unable to recognize the deferred income tax benefits from the current year losses due to our existing net operating loss position and to uncertainties with respect to our ability to utilize such current year and prior year net operating losses against future taxable income. However, we did record a deferred tax expense relating to pension income recorded in connection with accounting for our deferred benefit pension plan. The foreign current expense includes amounts accrued relating to amount that management has determined are probable to be asserted relating to activities in Russia among our U.S., Cyprus and Russian based entities that could be viewed as representing that we have a permanent establishment in Russia. For 2005, we recognized a tax benefit of $1,535,000 primarily due to changes in Russian tax legislation which enhanced our ability to utilize net operating loss carryforwards against future taxable income. The 2005 tax law changes increased the rate at which the Company is able to offset net operating loss carryforwards against income recognized as a result of the reversal of temporary differences for which the Company has recorded deferred tax liabilities. In 2005, the Company also recognized a $362,000 reversal of earlier current tax accruals relating to a favorable ruling regarding a Pennsylvania state tax matter. These factors have resulted in an effective tax expense rate of 1.0% for 2006, as compared to an effective benefit rate of 12.5% for 2005.

Preferred dividends

Preferred dividends were consistent at a level of $225,000 for each of 2006 and 2005 due to relatively consistent numbers of shares of our Series A Preferred Stock being outstanding during each year. A conversion of 182 shares of Series A Preferred Stock into Common Stock during 2006 had a minimal effect on the dividend amount for the year.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 VS. YEAR ENDED DECEMBER 31, 2004 (unaudited)

The following analysis of the results of operations for the year ended December 31, 2005 is being made in comparison to the unaudited results of operations of the year ended December 31, 2004. During 2004, we changed our fiscal year from a February month end to a December year end. Accordingly, our reported results for the period ended December 31, 2004 are for the ten-month transition period then ended. However, as presented in Note 26 to our financial statements as reported under Item 8, we have prepared comparative statements for the year ended December 31, 2004. Such unaudited amounts have been prepared using accounting policies consistent with past and present practice.

During 2005, the Company increased its sales by $4,471,000 or 72.9%, of which $3,899,000 of the increase relates to increases from recurring service revenues from subscribers for our Internet and television services. During 2005, we expanded the reach of our “homes passed” by our HFC Network in Moscow by 64.2% to a total of 325,954 homes and businesses.

Despite the growth in customers and revenues, we continue to incur operating losses. During 2005 we increased our administrative infrastructure, our sales and marketing efforts and we began incurring interest charges relating to the debt incurred on the Renova Media financing. The cost of acquiring new customers for our services also contributed to the increase in our reported losses, as we generally subsidize the installation costs and subscriber equipment and we absorb the direct sales costs of such new customers.

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

Subscription Revenue, Connection Fees and Equipment Sales

Television service revenues increased by 42.0% over 2004. This growth is comprised of a 27.4% increase in revenues for the delivery of terrestrial or broadcasting television and radio to our customers, and a 64.0% increase in revenues from the delivery of pay TV services. The Company’s focus on the low revenue per subscriber terrestrial services was deemphasized in 2005, as we focused on promoting our premium television services, particularly following the launch of our digital platform in the latter part of our third quarter. After approximately six months of our not selling these premium services, while we awaited the delivery of digital set top boxes that are compatible with our new platform, we increased our active subscriber levels for these premium TV services by 114.9% from 7,268 as of December 31, 2004 to 15,618 as of December 31, 2005. This represents an increase in the penetration of our homes passed during the year from 3.7% to 4.8%. However, much of the growth of our homes passed network increased during the fourth quarter, and thus we had limited opportunity to increase our subscriber growth in those areas to be able to demonstrate progress in attracting new customers. Within the regions we served as of December 31, 2005, our market penetration levels for pay TV services ranged as high as 8.9%, as compared to 2004 at which time no area had a market penetration for these services in excess of 6.7%. Growth in revenues from pay TV services was also realized from increases in the subscriptions for content from NTV Plus which we carry under an exclusive arrangement for our delivery of their proprietary sports, movies and children’s programming content. Revenues from NTV Plus content increased by 231.0% and represented 20.0% of pay TV revenue in 2005 as compared to just 9.9% of such revenue in 2004. Although revenues from subscriptions for NTV Plus content increased during 2005, the average revenue per subscriber (“ARPU”) for our pay TV services on a combined basis declined from $11.51 in 2004 to $11.27 in 2005, due to increased sales promotions and increased bundling of our television services with our Internet access offerings.

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

The cost of services from COMCOR, which is a related party, increased by 87.3% in 2005 as compared to 2004, primarily as a result of the expansion of the number of secondary nodes which we use, which serves as the basis for charges for signal delivery for our television and other services through COMCOR’s fiber optic network, and from increases in the rates for the lease of these secondary nodes as a result of amendments to our service agreements with COMCOR which were entered into in March 2005. As a result, this component of the charges from COMCOR increased by 50.8% from 2004 levels. At December 31, 2005, we were leasing 310 secondary nodes, as compared to 256 as of December 31, 2004, which is an increase of 21.1%. In addition, the cost of secondary nodes increased from $350 per month per secondary node to a range of $435 to $750, depending on the number of homes connected to each node. In addition, we did not receive the benefit of a three-month grace period from the time of the installation of the secondary nodes as a result of the change in the contract. COMCOR also provides us with the lease of ports and channels in connection with our Internet services, for which the overall charge increased by only 5.8% despite significant growth in our business, as a result of the lower rates negotiated with COMCOR. In addition, the 2005 charges include $609,000 of costs for Internet traffic services provided by COMCOR beginning in March 2005. Prior to that time, these services were provided by an outside vendor, but we were able to negotiate lower prices as a result of the new agreement with COMCOR. Other cost of sales was also impacted in 2005 by the recognition of $804,000 of obsolescence relating to inventory and construction materials, and increased connection and installation costs due to increased number of new subscriber installations.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, our consolidated cash totaled $3,536,000, as compared to $5,442,000 at December 31, 2005. We generally assess our liquidity by evaluating the combination of cash and short-term investments, since the major portion of our short-term investments, as of both December 31, 2006 and 2005, were invested in auction rate securities which are highly liquid income producing instruments. Thus, our consolidated resources at December 31, 2006 totaled $8,338,000 as compared to $8,764,000 at December 31, 2005.

During 2006, we used $14,238,000 of cash in our operating activities, primarily as the result of having incurred a net loss of $21,113,000, the cash effect of which was reduced by certain items, more notably $7,492,000 of depreciation, amortization and interest accretion and $1,990,000 of stock-based compensation.

During 2006, we used $39,650,000 of cash in investing activities for capital expenditures, primarily relating to the expansion of our HFC Network, which increased from 325,954 homes passed as of December 31, 2005 to 782,249 homes passed at December 31, 2006.

Financing activities provided $51,904,000 to us during 2006. We received $41,501,000, net of $293,000 of transaction costs from two private placements of our equity securities and we received $10,000,000 of additional funds from the RM Term Loan from RME Finance. Renova Media was a major investor in each of these private placements having invested a total of $30,000,000 of the total gross amount received.

We have incurred operating losses and we expect that such losses will continue in 2007 and possibly beyond. Our current marketing efforts involve significant subsidies of the installation costs, and subscriber equipment for new customers. These costs have the effect of increasing both recognized and deferred expenses that generally exceed the revenues to be received by the subscribers for several months, if at all. Accordingly, we are dependent upon subscriber retention to ensure that the aggregate growth in subscriber revenues exceeds these incremental costs as well as other incremental operating costs.

We have used cash to fund our operating losses and the construction of our HFC Network since inception and we remain dependent upon external financing to continue these activities. Concurrent with entering into the Merger Agreement with Renova Media pursuant to which it will acquire all of our equity interests that it does not directly own, in February 2007 we entered into a $45 million bridge loan agreement with RME Finance, an affiliate of Renova Media. Pursuant to this bridge loan, in February, March and April 2007, we received a total of $15 million and we expect to receive additional monthly draws of $5 million through October 2007, subject to our meeting certain operational milestones. In the first quarter of 2007, we have continued the expansion of our HFC Network. In the second quarter of 2007, we plan to accelerate such growth as a result of the receipt of funds from the bridge loan. In addition, we have also continued to invest in the growth of our subscriber base, which require funds to pay for both current and deferred installation and equipment costs, and thus, contribute to a continuing requirement for funds. In addition, we have received a renewal of Renova Media’s financing commitment to provide us with sufficient capital to ensure that our operations will continue uninterrupted for a period of no less than one year from the date of our filing this Annual Report. This commitment has been further supported with a guarantee from Renova Industries Ltd., the majority stockholder of Renova Media, which has committed to provide any funding that Renova Media does not provide in accordance with, and during the term of, Renova Media’s commitment. This commitment does not specify the amount of capital to be provided or the terms on which such capital would be provided. Further, we cannot give any assurance that the funding provided by Renova Media to date, or that which may be provided in the future, will be sufficient to enable us to continue the construction of the HFC Network to cover a sufficiently desirable portion of Moscow, or to otherwise position us to attract adequate subscriptions to increase recurring revenues with the goal of achieving profitability and positive cash flows.

At December 31, 2006, we were indebted to RME Finance in the amount of $33,468,000 under the Term Loan entered into in January 2005. Pursuant to this loan, we have been rolling the quarterly interest into the principal balance, which has the effect of compounding our interest costs and increasing our indebtedness to RME Finance. In connection with the Term Loan, we pledged substantially all of our assets to RME Finance. As a result, this reduces our flexibility in obtaining third party financing. As noted, we have become further indebted to RME Finance pursuant to the initial drawdowns on a $45 million bridge loan.

We expect to use the proceeds of the bridge loan to continue the expansion of our HFC Network in Moscow and to continue to promote and market our services with the goals of gaining further market share in the areas of Moscow in which we currently have a presence, and of establishing a strong market position in the areas to be newly accessed.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist of purchase commitments and operating lease commitments as disclosed in the Contractual Obligations table below.

Our defined benefit pension plan is required to make benefit payments totaling $1,006,000 in 2007; $1,012,000 in 2008; $1,002,000 in 2009; $984,000 in 2010; $959,000 in 2011 and $4,678,000 during the five year period from 2012 to 2016. As of December 31, 2006, we do not expect to have to make any contributions to fund the obligations of our defined benefit pension plan. At December 31, 2006, the recorded value of the prepaid expense relating to this plan was $3,230,000, which represents a decrease of $1,881,000 from the prior year’s amount. The decline reflects an increase of $635,000 in the funded status of the plan and an adjustment to reflect previously unrecognized actuarial losses as a result of the implementation of SFAS No. 158. Under the actuarial calculations, the plan is overfunded by $3,230,000, which is an increase of $635,000 from the prior year. Based upon recent market trends for interest rates, we increased the discount rate used to calculate the plan’s projected benefit obligation from 5.75% to 5.82%. The Company expects that its remaining covered employees may terminate employment with us in 2007, which may further reduce the service expense component of pension income in 2007 and beyond.

The following table presents our contractual obligations, including estimated compound accrued interest on the RM Term Loan, as of December 31, 2006 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$52,201	$497	$280	$49,429	$1,995
Operating leases	1,367	1,367	—	—	—
Purchase obligations	8,597	8,597	—	—	—

Total contractual cash obligations	$62,165	$10,461	$280	$49,429	$1,995

Our capital expenditures, including $1,184,000 of unpaid capitalized interest, for the year ended December 31, 2006 are summarized as follows (in thousands):

	Q1	Q2	Q3	Q4	Total
Line extensions (network costs associated with entering new service areas)	$7,118	$7,785	$7,024	$9,143	$31,070
Scalable infrastructure (primarily internet equipment and digital television platform)	343	2,761	2,166	1,933	7,203
Other administrative	452	219	232	636	1,539

	$7,913	$10,765	$9,422	$11,712	$39,812

COMCOR and CCTV have entered into service agreements which run through 2054 and enable CCTV to use the MFON in connection with the HFC Network services in the areas presently being served and a right of first refusal for use of these services in the regions within Moscow which the Company does not presently serve. The agreements are cancelable at anytime by the Company subject to a cancellation penalty of 140,000 rubles for each secondary node connected to our network for less than three years. At December 31, 2006, 337 of COMCOR’s 564 secondary nodes connected to our network had been in service for less than three years.

RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This

Interpretation clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on derecognition, classification and interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of 2007 and is in the process of determining the impact, if any, it will have on its financial position, cash flows and results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating the provisions of SFAS No. 155 and believe that adoption will not have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements where the FASB requires or permits fair value measurements. Accordingly, this statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS No. 157 in the first quarter of 2008 and has not yet determined the effect, if any, the adoption of SFAS No. 157 will have on its results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company evaluating the impact that the adoption of SFAS No. 159 will have on its future results of operations and financial position.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates and from factors that impact equity and operational investments in Russia.

Foreign Investment and Currency Risk

Since the Company’s wholly-owned subsidiary, CCTV which generates 100% of the Company’s revenues, operates in Russia, the Company is subject to the economic and political risks associated with operating in Russia. In addition, fluctuations in the value of the Russian ruble may affect the reporting of the Company’s results of operation and financial condition in terms of U.S. dollars. CCTV’s current pricing strategies involve monthly tariffs that are closely tied to the value of the U.S. dollar but which are still invoiced and paid in Russian rubles. This could result in fluctuations in revenues that are not met equally or proportionally with changes in the Company’s expenses. Furthermore, certain of CCTV’s financial obligations and activities are U.S.-dollar based, including, but not limited to, notes payable to affiliates, interest expense and certain of its customer equipment and construction costs. Accordingly, the Company is exposed to the economic risks associated with an entity which conducts its business in more than one currency, and the financial reporting risks that accompany the judgments involved in determining the functional currency and the potential impacts that such determinations may have on the Company’s consolidated financial statements. The Company has not entered into any derivative instruments to hedge its foreign currency exchange risks.

Interest Rate Risk

All of the Company’s debt obligations, including the Term Loan, the 10 1/2% Subordinated Debentures and a mortgage loan, carry a fixed rate of interest. In addition, the bridge loan which was entered into with RME Finance subsequent to December 31, 2006 also carries a fixed rate of interest.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth on pages 68 through 100 hereto and is incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 11, 2006, the Company reported on Form 8-K (which Form 8-K is hereby incorporated by reference into this Annual Report on Form 10-K) that it had received notification that PricewaterhouseCoopers Audit had declined to stand for reappointment as the Company’s independent registered public accounting firm. Also, the Company reported in a Form 8-K filed on December 12, 2006, (which Form 8-K is hereby incorporated by reference into this Annual Report on Form 10-K) that the Company had appointed Ernst & Young LLC (“Ernst & Young”) as the Company’s independent registered public accounting firm for its fiscal year ending December 31, 2006. The Company did not consult with Ernst & Young during the ten-month transition period ended December 31, 2004, the year ended December 31, 2005, or the subsequent interim period prior to its appointment as auditor regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, whereby a written report was provided to the Company or oral advice was provided that Ernst & Young concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS	AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to the rules and regulations promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, the Company is not required to include an internal control report, including Management’s Assessment of Internal Control Over Financial Reporting, until it files its in its annual reports beginning with the year ending December 31, 2007. Accordingly, the Company has not prepared such a report as of December 31, 2006. However, the Company expects that following the completion of the Renova Media acquisition of all of our outstanding equity interests that it does not directly own, we will terminate the registration of our Common Stock under the Exchange Act upon application to the SEC. As a result, the Company expects that it will not become subject to these requirements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective.

As of December 31, 2006, management identified the following material weaknesses in the Company’s internal control over financial reporting:

1.	As of December 31, 2006, the Company did not maintain effective controls over its anti-fraud programs due to the incomplete implementation of the Company’s anti-fraud program. Specifically, the Company did not (i) prepare a formalized assessment of fraud risk, (ii) fully implement certain corporate governance policies that had been approved by our Board of Directors, particularly the Code of Business Conduct, and (iii) monitor compliance with the Company’s anti-fraud programs and controls. This control deficiency could result in more than a remote likelihood that a misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

2.	As of December 31, 2006, the Company did not have adequate controls around its financial close process, including the level of analysis and review of complex and judgmental accounting issues, primarily because it did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with the Company’s financial reporting requirements. This control deficiency could result in more than a remote likelihood that a misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

Remediation Initiatives

As part of the remediation process, which will be implemented in 2007, we will prepare a formalized assessment of the risk of fraud within the Company and based upon the assessment developed, we will design and implement specific internal control testing measures to ensure that our overall policies and procedures with respect to fraud detection and prevention are adequate and functioning effectively.

During 2006, the Company established a Department of Internal Audit to systematically review, evaluate and report on the effectiveness of operations and internal control at all levels of the Company’s operations. The Department of Internal Audit reports directly to the Audit Committee, which provides direction and oversight to the implementation of approved recommendations from the Department of Internal Audit.

During 2006 the Board approved the Code of Business Conduct for the Company. During the first quarter of 2007, all executives and key staff at its main operating entities were instructed on and signed this corporate governance policy. The Company also formally activated an employee complaint procedure which provides employees with Internet or telephone-based methods of reporting perceived violations of the Company’s corporate governance policies. The Company is continuing to educate all employee levels with respect to its corporate governance policies and procedures and to fully implement the policies by obtaining signed acknowledgements from all employees.

The Company began analyzing and started the steps to be taken to remediate the material weakness described above relating to the financial statement close process. The Company has considered, and will undertake in the near future, a number of steps to design and implement more effective internal controls, including, but not limited to:

•	Increasing training of staff on the application of accounting pronouncements;

•

Preparing sufficient supporting documentation for and performing timely review to support our position on the basis of governing principles with regard to complex accounting standards and transactions;

•	Adopting a policy of requiring periodic review of existing accounting policies to ensure continued applicability and compliance;

•	Increasing review of adherence to corporate policies and procedures; and

•	Documenting and improving procedures for the financial statement close process.

We expect to complete the above remediation actions during 2007.

Sarbanes-Oxley Preparedness

During 2006, with the approval of our Audit Committee, we developed and commenced the process to document, test and otherwise prepare for anticipated compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Updates regarding this documentation and testing process were presented to and discussed with the Audit Committee on a quarterly basis during 2006. The Company expects to continue this process and to devote the necessary resources to achieve full compliance with these requirements during 2007. However, if the Renova Media acquisition transaction closes, the Company will no longer be required to comply with such requirements.

ITEM 9B. OTHER	INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

a) The directors of the Company as of April 27, 2007 are as follows:

ANDREW INTRATER, age 44, has been a director of the Company since January 2005. He is the founder and Senior Partner of Columbus Nova Capital, an affiliate of Renova Media. He has held this position since 2000. Prior to Columbus Nova Capital, from 1993 to 2000, Mr. Intrater was the President and Chief Operating Officer of Oryx Technology Corp., a manufacturer of semiconductor testing equipment. Mr. Intrater continues to serve on the Board of Directors of Oryx, as well as on the Boards of Directors of Clareos Inc., and Ethertouch Ltd.

OLIVER R. GRACE, JR., age 52, has been a director of the Company since 1986. He was the Company’s President and Chief Executive Officer from 1997 to January 2005, and our Chairman from June 2004 to January 2005 and from 1990 to 1997. Mr. Grace is also a General Partner of The Anglo American Security Fund L.P.

JAY M. HAFT, age 71, has been a director of the Company since January 2005. He has been a Partner of Columbus Nova Capital since 2000. Prior to Columbus Nova Capital, from January 1988 to January 1994, Mr. Haft worked as a senior corporate partner at the law firm of Parker, Duryee, Rossoff & Haft (which ultimately merged with Reed Smith), specializing in corporate finance and mergers and acquisitions. Prior to that, he was a senior partner with Rifkin, Radler, Dunne & Bayh. Mr. Haft has served on approximately 30 corporate boards, including as Chairman of the Executive Committee at Emerson Radio Corporation and director at CompuCom Systems, Inc. He is currently Vice Chairman of the Board and lead director of DUSA Pharmaceuticals, Inc. and is on the board of the United States Russian Business Council, among others.

IVAN Y. ISAKOV, age 33, has been a director of the Company since January 2005. Since August 2006, he has been serving as the CEO and Principal of Crown Point Equity, an international media private equity group he founded. Prior to Crown Point Equity, from November 2003 to July 2006, he was a Partner of Columbus Nova Capital responsible for the firm’s investment activities in media and communications and head of the Moscow representative office of RME Management Ltd., which is an affiliate of Renova Media. Prior to Columbus Nova Capital, Mr. Isakov served as Senior Associate in the buyout group of Advent International, Associate in the mergers and acquisitions group at Goldman Sachs International, and Analyst in the investment banking division at Baring Brothers International, all based in London.

VALENTIN V. LAZUTKIN, age 61, has been a director of the Company since March 2004. Since August 2003, Mr. Lazutkin has been Deputy Chairman of “E-Moscow” Coordinating Council and Board of Directors. Since March 2006, he has been a member of the Board of Directors of COMCOR and from April 2002 to August 2003, he was Chairman of the Board of COMCOR. From March 1998 to April 2002, Mr. Lazutkin was Chairman of Soyuz TV and Radio Company. He is a member of the Russian TV Academy, International TV Academy and Russian Academy of Natural Sciences. Mr. Lazutkin is also the Director of the Russian National TV Broadcasters Association and Russian CATV Association.

JAMES J. PINTO, age 56, has been a director of the Company since 1988. He is President of the Private Finance Group Corp., a merchant and finance firm, a position he has held since 1990. He serves as an advisor or board member of various portfolio companies. He previously served as Assistant to the Administrator, Law Enforcement Assistance Administration, Department of Justice, and during the Carter Administration, as Counsel to the White House Conference on Coal.

VLADIMIR A. SERDYUK, age 65, has been a director of the Company since March 2004. Since 2006, Mr. Serdyuk has been Head of Department for Strategic Planning of RME Management Ltd. From 1997 to 2004 he was COMCOR’s Deputy General Director and from 2001-2004 he was also counselor to COMCOR’s General Director on long-term planning and investments. Mr. Serdyuk is also a director of MBTS Bank, Integra Telecom and Center-Telco, all based in Moscow, Russia.

MIKHAIL A. SMIRNOV, age 57, has been a director of the Company since August 2005 when he joined the Company as its Chief Executive Officer. Mr. Smirnov was President of Mobile TeleSystems (“MTS”), the largest wireless phone operator in Central and Eastern Europe from 1995 to 2003, and from 2003 to 2004, he was the General Director of Moscow City Telephone Network (“MGTS”), which is among the largest fixed-line telephone companies in Europe with 4.4 million customers and 20,000 employees. Mr. Smirnov has also held several other management positions in the television and communications industry in Russia.

DAVID R. VAN VALKENBURG, age 64, has been a director of the Company since January 2005. Since 2000, he has been the Chairman of Balfour Associates, Inc., a company providing advisory services and counsel to Chief Executives, Boards of Directors, Senior Lenders, and private equity funds, and since 2004 he has also been the Chairman and President of Zero Point Corporation. Prior to Balfour, from December 1994 to June 2000, Mr. Van Valkenburg served as the Executive Vice President of MediaOne Group, Inc., and from 1997 to1999, he also served as Chief Executive Officer and Operating Officer of TeleWest Communications plc. Mr. Van Valkenburg is a member of the National Association of Corporate Directors and a member of the Executive Committee and Board of Directors of The Cable Center. He also serves on the Boards of NASDAQ-traded Harmonic, Inc. and several private corporations. Mr. Van Valkenburg also serves on the Board of Trustees of Malone College in Ohio.

ALEXANDER P. VLADISLAVLEV, age 70, has been a director of the Company since March 2004. Mr. Vladislavlev is a member of the General Council of the United Russian Party, Chairman of the Party’s Commission for International Relations and Chairman of the Unity for Russian Foundation. From 2000 to 2003, he was an elected member of the Russian Federation Duma (Parliament) and was Chairman of its Investment Policy and Investors Rights Protection Commission. From 1999 to 2002, he was Secretary of the Russian public political organization Fatherland. From 1994 to 1999, Mr. Vladislavlev was Chairman of the Board of Directors of ZIL Auto Factory, and from 1995 to 1999, he was Chairman of the Board of Directors of Alpha Cement. Mr. Vladislavlev has previously been the First Deputy of the USSR Foreign Minister-State Minister for Foreign Trade.

b) The Executive Officers of the Company as of April 15, 2007 are as follows:

Name	Age	Position	Officer Since
Mikhail A. Smirnov	57	Chief Executive Officer	2005
Tate Fite	46	Chief Financial Officer	2006
Michael V. Silin	50	General Director, CCTV	2001
Vitaly V. Spassky	31	Senior Vice President	2004
Andrew M. O’Shea	48	Secretary	1995

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

Mr. Fite was hired as the Company’s Chief Financial Officer in May 2006. Prior to joining the Company from June 2005 until May 2006, he consulted with REN-TV and the Luxembourg-based RTL Group, handling business development strategies, and from 1998 to 2005, he served as Chief Financial Officer for CTC-Media, an independent national network television group. Prior to locating in Russia, Mr. Fite held various positions related to international trade, including serving as Finance & Credit Manager of Paccar International, a Fortune 500 Company.

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

Mr. O’Shea has been employed by the Company since November 1995. Mr. O’Shea was the Company’s Chief Financial Officer from December 1999 to January 2005 and from July 2005 to July 2006, during the interim period from January 2005 to July 2005 and again, since July 2006, he provided assistance in financial and regulatory reporting, treasury and other administrative functions. Mr. O’Shea was also Chief Financial Officer of the Company’s former subsidiary, The J.M. Ney Company, from November 1995 until its sale in March 2002, and he has been Andersen Land Corp.’s President since 2004.

c) Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and related rules of the SEC require our directors and executive officers and persons who own more than 10.0% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Related rules of the SEC also require such persons to furnish us with copies of all reports filed pursuant to Section 16(a) of the Exchange Act. Based solely on our review of the copies of the reports received or written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our directors, officers and stockholders owning more than 10.0% of the Common Stock were timely filed with during the year ended December 31, 2006.

d) The information required by Item 10 concerning Section 16(a) Beneficial Ownership Reporting Compliance is included under that caption in the Information Statement and is incorporated herein by reference.

e) We have adopted a code of ethics for its Chief Executive Officer Chief Financial Officer and all Accounting and Financial Personnel. The text of the Code of Ethics is available in the Investors section of the company’s website at www.moscowcablecom.com. A copy of such code of ethics will also be provided to any person without charge, upon request, to the Company’s Secretary at 5 Waterside Crossing 3rd Floor, Windsor, CT 06095. Any amendments to or waivers of the Code of Ethics will also be posted on the website.

f) The Company’s Board of Directors has determined that David R. Van Valkenburg, the Chairman of the Audit Committee, is qualified as a financial expert as the term has been defined by the Securities and Exchange Commission, and that Mr. Van Valkenburg is independent as defined by the listing standards of the Nasdaq Global Market.

ITEM 11. EXECUTIVE	COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives

Our overall compensation objectives applicable to our executive officers are to provide a compensation package intended to attract, motivate and retain qualified executives and to provide them with incentives to achieve the Company’s operating targets and to increase long-term shareholder value. The Company implements these objectives using compensation elements that include salaries, bonuses, equity incentives, miscellaneous personal benefits and, for our U.S.-based employees, a defined benefit pension plan and a 401(k) plan. We do not maintain any non-qualified deferred compensation plans or retirement plans for our current executive officers.

Our compensation philosophy is to provide compensation to executives that is aligned with company objectives and that is designed to increase long-term shareholder value. We award equity incentives in order to provide executives with incentives to increase long-term shareholder value and to enhance executive retention. Equity incentives are designed to represent a potentially significant portion of total compensation for our executive officers. Bonuses and severance payments are generally determined based on each executive’s salary level. We generally determine the amount of equity incentives based on the executive’s position and the related level of responsibility associated with that position.

The Compensation Committee

The Compensation Committee reviews and administers compensation for the Chief Executive Officer and other members of senior management, including the named executive officers listed on the Summary Compensation Table. The Committee also oversees our stock option plan and stock plan. The Committee is comprised of non-employee directors.

The Compensation Committee’s written charter which delineates the duties of the Committee, is posted on our website at www.moscowcablecom.com. Among the Committee’s other duties, the charter provides that the Committee shall, at least annually, review and approve corporate goals and objectives relevant to Chief Executive Officer compensation, evaluate the Chief Executive Officer’s performance in light of those goals and objectives, and recommend to the Board the Chief Executive Officer’s compensation levels based on this evaluation. In determining the long-term incentive component of Chief Executive Officer compensation, the Committee considers corporate performance and relative shareholder return and the value of similar incentive awards to chief executive officers at comparable companies. The charter also states that the Committee shall review and evaluate, on at least an annual basis, the performance of our executive officers and report to the Board concerning the results of its evaluation.

The members of the Compensation Committee also consider the evaluations and recommendations of other senior executive officers to the extent either the Committee or the Chief Executive Officer deem it appropriate under each individual circumstance.

The Compensation Committee is also responsible for reviewing the recommendations of the Nominating and Governance Committee with respect to the compensation and benefits of directors who are not employees of the Company, and for recommending any changes thereto.

During 2006, the Compensation Committee did not engage the services of a compensation consultant in making determinations with respect to executive compensation and the Compensation Committee did not conduct any formal benchmarking analysis.

Elements of Compensation

Salaries. The Company’s policy is to provide salaries that it believes will attract and retain well qualified executives. In determining its recommendations for executive officer salaries, for 2006, the Compensation Committee evaluated each executive officer on an individual basis. In setting salary levels, the Compensation Committee considers individual performance, the executive’s position and experience, the Company’s performance and prospects, the executive’s existing salary, and the salaries of our other officers and employees.

For 2006, the Compensation Committee maintained the base salary of Mr. Smirnov, our Chief Executive Officer, at the level established in his three-year employment contract. The Committee believes that this contract provides Mr. Smirnov, who joined the Company with distinguished executive experience in the telecommunications industry in Moscow, with a level of salary commensurate with the higher growth objectives of the Company, which were established as a result of new capital brought into the Company during 2005.

During 2006, the Company hired Mr. Fite as the Company’s Chief Financial Officer and entered into a three-year employment agreement with him. The market conditions for executives with Mr. Fite’s background and experience was a primary determining factor in establishing his salary. In October 2006, the Compensation Committee approved an increase in the base salary of Mr. Spassky, the Company’s Senior Vice President of Business Development, effective December 2006 to reflect the Committee’s positive view of his individual performance, the increased level of responsibilities assigned to his position, and his overall compensation in relation to other executive officers. Mr. O’Shea, the Company’s Secretary, who also served as Chief Financial Officer until July 2006, was employed at the beginning of 2006 pursuant to an employment agreement that expired in March 2006. This agreement was extended for a five-month period through August 2006 with a 9.1% increase in the base compensation salary as a reflection of the challenging nature of the role of Chief Financial Officer role during a period of rapid growth for the Company and the increased level of responsibilities assigned to his position in order to address critical staffing issues and financial and regulatory reporting issues in Russia and the U.S. After the hiring of Mr. Fite as the Company’s CFO, Mr. O’Shea was requested to extend his employment with the Company beyond August 2006 under the terms of a new agreement that included an increase of 8.3% in the base compensation salary in order to have him continue to fulfill additional responsibilities relating to ongoing improvements in financial and regulatory reporting, administration, and U.S. based operational and administrative matters.

Bonuses. The Company’s policy is to generally make a meaningful portion of an executive’s compensation contingent on achievement of the Company’s operating targets. In some instances, the potential range of cash bonus that can be paid is set forth in the employment agreements with the executives. In evaluating Mr. Smirnov’s performance in 2006, the Compensation Committee noted the strong results that Mr. Smirnov has produced since joining the Company through his oversight and management of the accelerated growth of the Company’s “homes passed” access network in Moscow and improved market penetration levels for the Company’s premium cable based services. Although Mr. Smirnov’s performance level was more than adequate to warrant the award of a cash bonus, Mr. Smirnov’s compensation was structured with significant base compensation and equity incentives based on his senior level of experience in the industry, instead of with a target bonus range and, as a result, no bonus was paid to Mr. Smirnov in 2006.

Pursuant to the terms of Mr. Fite’s employment agreement, he can be awarded a bonus of up to 40% of his base salary. The Committee granted him a bonus that was approximately the pro rata equivalent of the maximum bonus based upon the number of months he worked during 2006. The Committee based his bonus on his individual performance and the extent of his responsibility for managing complex regulatory, financial reporting and staffing issues. Mr. Spassky was awarded a regular bonus in 2006 for his individual job performance as a whole during 2006 in supporting the Company’s strong operating progress during the year. Mr. Spassky was also awarded a special bonus in May 2006 for his high level of individual performance in connection with his work with lending institutions, underwriters and Renova Media in obtaining additional financing for the Company. Mr. O’Shea was awarded bonuses for his work during 2006 in accordance with the terms of his employment agreements, which were based upon his willingness to extend the duration of his employment with the Company beyond its original expiration, his level of knowledge regarding and experience with the Company, his additional responsibilities relating to ongoing improvements in financial and regulatory reporting, administration, controls and U.S.-based operational and administrative matters, and his strong individual performance during 2006.

Equity Incentives. The Company’s policy is to award stock options, shares of stock, or a combination of both options and shares to officers and employees under our shareholder-approved 2003 Stock Option Plan and 2003 Stock Plan in order provide them with an incentive to increase long-term shareholder value and to enhance the potential to retain them. The Company structures equity incentives to be a significant portion of an executive’s potential compensation because it believes that increasing long-term shareholder value is management’s primary objective.

In 2006, the number of shares underlying options granted and the number of shares of stock awarded to executives was determined by the Committee after reviewing management’s recommendations, based on its evaluation of individual performance and its review of the number of options previously granted to such person and the number of options granted in total. The Company’s policy is also to provide new executives with options based upon its goal of attracting well qualified executives and providing them with incentives to increase long-term shareholder value, management’s recommendations, and the Committee’s subjective judgment including its review of the number of options granted to other executives.

During 2006, Mr. Smirnov was not awarded additional stock options because he was awarded a large grant totaling 443,924 stock options in connection with his initial employment in 2005. This grant was designed to cover his service under his three-year employment agreement and these stock options have two-year and three-year vesting periods. Mr. Fite was awarded 140,341 stock options in July 2006 in connection with his employment with the Company. Mr. Spassky was granted 60,000 stock options in October 2006 to further increase his equity incentives as the Committee believed that it was entering a critical period for long-term financing and additional transactional activities for which it was expected that Mr. Spassky would have major responsibilities. The Committee approved the grant of a total of 32,000 stock options and 5,000 shares of Common Stock to Mr. O’Shea in May and October 2006 at the time of entering into extensions of employment and consulting agreements. Such grants were to provide additional incentives to Mr. O’Shea to remain with the Company and to continue the management of critical administrative and accounting activities. Consistent with the nature of the employment extensions entered into with Mr. O’Shea and with the terms of options granted to Mr. O’Shea during 2005, the options granted in 2006 provided Mr. O’Shea with an extended exercise period of 15 months following his future date of termination in recognition of his long service to the Company and to provide Mr. O’Shea with an additional incentive to remain with the Company.

Defined Benefit Plan and 401(k) Plan. In 1991, when we acquired The J. M. Ney Company (“Ney”), the operations of which were later sold in three separate transactions in 2005, 1998 and 2002, we also acquired a defined benefit pension plan. This plan was actuarially overfunded and has never required the Company to make contributions. Accordingly, we provide benefits under this plan to all U.S.-based employees.

The Company also has a 401(k) plan to provide all eligible U.S. employees with an opportunity to accumulate retirement savings on a tax-advantaged basis, and to provide executive officers who are eligible to participate but work outside of the U.S. with the opportunity to participate in this plan on the same basis as other participants. Participants may defer up to 15% percent of their annual cash compensation and the Company matches 50 percent of employee contributions up to a maximum Company contribution equal to 3 percent of the employee’s annual cash compensation.

The Company maintains no Company sponsored retirement plans for our employees or executive officers outside the United States.

Perquisites and Other Personal Benefits. In the course of determining compensation arrangements with executive officers, additional benefits such as access to Company owned or leased cars, the payment of car allowances, reimbursement of air fare for personal trips, club memberships, and additional insurance coverage are considered on an individual by individual basis. The Compensation Committee has not established a specific set of standards for these additional benefits, but does consider the approximate relative value of such additional personal benefits in relation to other executives within the Company and in determining the overall of compensation for executive officers.

Section 162(m) Policy. Generally, the Compensation Committee reserves the right to pay compensation to our executives in amounts it deems appropriate regardless of whether such compensation is deductible for federal income tax purposes. Equity incentives granted to executives are subject to limits on permitted federal income tax deductions related to those equity incentives, including under current treasury regulations concerning the $1,000,000 cap on executive compensation deductions under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Committee believes that such awards are more important to us than the potential loss of related compensation deductions relating to those equity incentives, especially in light of our net operating loss carryforwards and the fact that much of our payroll costs are incurred outside of the United States and are not deductible for tax reporting purposes, U.S. income tax considerations have not played a major role in the Company’s compensation consideration.

Nonetheless, we attempt to comply with Section 162(m) with respect to the grant of stock options to our executives by having them granted under shareholder approved plans with exercise prices equal to the fair market value of the underlying shares on the date of grant and having them granted (or recommended to the board for grant), by our Compensation Committee. We do not believe that Section 162(m) has prevented us from deducting compensation paid to our executive officers.

Report of Compensation Committee

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402 of Regulation S-K with management, and based on its review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included as part of the Company’s Annual Report on Form 10-K for 2006. This report is provided by the following directors, who comprise the Committee:

Andrew Intrater (Chairman)

James J. Pinto

Vladimir A. Serdyuk

The following table sets forth the compensation paid to the Company’s Chief Executive Officer and other executive officers for 2006:

Summary Compensation Table

Name	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Plan Incentive Compensation ($)	Change in Pension Value and Non-qualified Compensation Earnings(3) ($)	All Other Compensation(4) ($)	Total ($)
Mikhail A. Smirnov	1,149,425	—	—	454,282	—	—	54,915	1,658,622
Tate Fite	156,250	60,000		144,348	—	—	25,012	385,610
Vitaly V. Spassky	180,417	110,000	—	200,664	—	—	61,416	552,497
Andrew M. O’Shea	289,851	64,400	41,170	133,560	—	22,865	183,512	735,358

(1)	During 2006, Mr. O’Shea was granted 4,000 shares of Common Stock, which had a fair market value of $8.12 per share on date of grant, and he was granted 1,000 shares of Common Stock which had a fair market value of $9.26 per share on date of grant. Such stock grants were unrestricted.
(2)	The amounts reported for stock and option awards reflect the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R (without regard to estimated forfeitures related to service-based vesting conditions), including expense recognized in 2006 for stock and option grants made in years prior to 2006. See Note 16 to our consolidated financial statements, included in our consolidated financial statements for the year ended December 31, 2006 for a discussion of the assumptions made in valuations of equity grants. Values for option awards include amount expensed in 2006 for grants made from 2004 through 2006.
(3)

This column shows the change in the actuarial present value of the benefits that would be provided under our tax qualified defined benefit plan. This value is calculated based on variables such as average earnings and years of service, and therefore a larger increase in value may be attributable, for example, to an increase in pay year over year. Other factors affecting the present value include interest rates and the age of the officer. See Note 18 to our consolidated financial Statements for the year ended December 31, 2006 for a description of our retirement plans.

(4)	The amounts shown are comprised of the following:

Mr. Smirnov — All Other Compensation for the named executive includes Company provided vehicle and driver which are collectively valued at $48,150 based upon the depreciation recorded relating to the automobile and the direct cost of the driver, also includes Russian statutory vacation payments which did not exceed the greater of $25,000 or 10% of the total amount of benefits.

Mr. Fite — All Other Compensation for the named executive includes car allowance and driver payments and reimbursement of personal airfare based on amounts paid by the Company. None of the amounts included individually exceeded the greater of $25,000 or 10% of the total amount of benefits provided to the named executive.

Mr. Spassky — All Other Compensation for the named executive includes payments of deferred signing bonus $36,667. Also includes car allowance payments, health club membership, and Russian statutory vacation payments. None of the other amounts individually exceeded the greater of $25,000 or 10% of the total amount of benefits provided to the named executive.

Mr. O’Shea — All other Compensation for the named executive includes severance and payments of unused vacation ($159,519). Also includes car allowance payments, matching contribution in the 401(k) plan and premiums for an individual life insurance policy, none of which individually exceeded the greater of $25,000 or 10% of the total amount of benefits provided to the named executive.

Grant Of Plan Based Awards — Year Ended December 31, 2006

The following table provides information regarding Stock Options and Common Stock share grants during 2006 to the executive officers listed in the Summary Compensation table. In assessing these values, it should be kept in mind that regardless of the theoretical value placed on a stock option, the ultimate values will be dependent on the market value of the Company’s stock at a future date.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards Number of Shares of Stock or Units (#)	All Other Option Awards Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Closing Market Price on Date of Grant ($/sh)	Grant Date Fair Value of Stock and Option Awards(1) ($)
		Threshold	Target	Maximum
Mikhail A. Smirnov					—

Tate Fite	07/07/2006				—	140,341	9.96		816,785

Vitaly V. Spassky	10/25/2006				—	50,000	9.26		276,000
	10/25/2006				—	10,000	9.26		55,200

Andrew M. O’Shea	05/12/2006				4,000	—	—		32,480
	05/12/2006				—	15,000	8.12		44,100
	10/25/2006				1,000	—	—		9,260
	10/25/2006				—	17,000	9.26		58,140

(1)	The amounts shown represent the fair value of the Stock Option awards on the grant date using the Black-Scholes pricing model and for stock grants, the amount represents the market value of the shares issued.

Outstanding Equity Awards At Year End

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price $	Option Expiration Date
Mikhail A. Smirnov	0	443,924	0	$5.16	08/15/2010

Tate Fite	0	140,341	0	$9.96	07/07/2011

Vitaly V. Spassky	63,333	31,667	0	$6.61	08/19/2009
	18,333	36,667	0	$5.21	12/31/2010
	0	10,000	0	$9.26	10/25/2011
	6,250	43,750	0	$9.26	10/25/2011

Andrew M. O’Shea	10,000	0	0	$6.11	01/13/2015
	50,000	0	0	$5.74	07/07/2015
	18,000	0	0	$5.21	12/31/2010
	15,000	0	0	$8.12	05/12/2011
	17,000	0	0	$9.26	10/25/2011

Option Exercises And Stock Vested In 2006

No executive officers listed in the Summary Compensation table exercised stock options or had restricted stock awards that vested during 2006.

Nonqualified Compensation For 2006

The Company does not offer a deferred compensation for its executive officers at this time.

Pension Benefits For 2006

The Company has a defined benefit pension plan that covers all U.S.-based full-time employees who have completed one year of service to the Company.

An individual’s pension benefits at normal retirement age are equal to the greater of the following two calculations: (A) .75% of final average earnings (average annual earnings for the five consecutive years of highest earnings in the employee’s last 10 years of employment), plus .50% of final average earnings in excess of covered compensation (covered compensation equals the average of the Social Security wage base for the individual based upon his/her age) multiplied by the employee’s years of service as a qualified employee (up to a maximum of 40 years), or (B) the sum of the individual’s accrued pension benefit at December 31, 1993 calculated pursuant to (A) plus the individual’s average compensation for the years since December 31, 1993 (average compensation equals the highest average annual earnings for the five consecutive years since December 31, 1993, up to a maximum, which for calendar year 2005 was $210,000) multiplied by the percentages in (A), multiplied by the number of years of service since December 31, 1993. Pension benefits payable upon retirement are increased by a late retirement factor due to the delay in receipt of benefits if the employee continues to work after attaining the age of 65, or are decreased by early retirement factor if a former employee elects to receive benefits as early as age 55. Participants who terminate service after September 2003 are permitted to elect to receive an actuarially-calculated lump sum payment in lieu of the monthly payments described.

Pension benefits are not reduced on account of social security benefits received by the employee. Average earnings is the sum of the amounts shown in the columns labeled “Salary” and “Bonus” in the Summary Compensation Table who are eligible to receive benefits under this plan.

The following table summarizes the benefits under the defined benefit pension plan relating to the Executive Officers listed in the Summary Compensation table:

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit (S)	Payments During Last Fiscal Year ($)
Mikhail A. Smirnov(1)	Retirement Plan for the Employees of The J.M. Ney Company	—	—	—

Tate Fite(1)	Retirement Plan for the Employees of The J.M. Ney Company	—	—	—

Vitaly V. Spassky(1)	Retirement Plan for the Employees of The J.M. Ney Company	—	—	—

Andrew M. O’Shea(2)	Retirement Plan for the Employees of The J.M. Ney Company	11	—	$122,865

(1)	Messrs. Smirnov, Fite and Spassky each worked primarily in the Company’s Moscow, Russia location and were not eligible to participate in the Company’s defined benefit pension plan.
(2)	As permitted under provisions of the defined benefit pension plan, Mr. O’Shea elected a lump sum form of distribution as a result of the termination of his employment in April 2006. Mr. O’Shea also served as a consultant during 2006, and was re-hired as an employee in 2007.

Potential Payments Upon Termination or Change-in-control.

As of December 31, 2006, in accordance with Mr. Smirnov’s employment agreement, upon termination due to death, disability, termination with cause, termination without cause and resignation, Mr. Smirnov would be entitled to receive accrued but unpaid annual salary and a lump sum payment in an amount equal to six months of his annual salary, which is equal to $574,713. Mr. Smirnov’s stock option agreement grants him accelerated vesting of all his outstanding stock options in the event that he were to be terminated without cause. The in-the-money value of such options at December 31, 2006 was $2,406,068. In the event that Mr. Smirnov’s employment were to be terminated by death or disability, options exercisable within twelve months of that date would be exercisable. The in-the-money value of such options exercisable within twelve months of December 31, 2006 was $1,445,086.

At December 31, 2006, in accordance with Mr. Fite’s employment agreement upon termination of his employment due to death, disability, termination without cause or Mr. Fite’s resignation in connection with a change in control, he would be entitled to receive any earned but unpaid salary which totaled $156,250, plus six months of salary which is equal to $125,000. In addition, Mr. Fite would be entitled to receive a lump sum payment representing all accrued but unused vacation days and unreimbursed business expenses if his employment is terminated without cause. In the event of resignation in connection with a change in control, Mr. Fite’s stock options would immediately vest and he would be entitled to receive unreimbursed business expenses. At December 31, 2006, the in-the-money value of his stock options was $85,608. In the event Mr. Fite’s employment is terminated with cause or he resigns (other than in connection with a change in control), he would not receive any payments except earned but unpaid salary and unreimbursed business expenses.

At December 31, 2006, in accordance with Mr. Spassky’s employment agreement, upon termination due to death, disability, termination without cause or resignation by Mr. Spassky for good reason, Mr. Spassky would be entitled to receive earned but unpaid salary, a lump sum payment representing six months of his base salary, which equals $120,000, and a lump sum payment representing earned but unused vacation days. Resignation for good reason includes a material diminution of Mr. Spassky’s role, a reassignment of his duties inconsistent with his present role or failure of the Company to make payments to him timely or a change in the owner of the assets of the Company (change in control). In the event, Mr. Spassky’s employment is terminated for cause, Mr. Spassky will be entitled to receive his base salary through the date of termination and a lump sum payment representing earned but unused vacation days. At December 31, 2006, the “in-the-money” values of

Mr. Spassky’s vested options and his total options were $393,568 and $751,700. In the event of a change of control, Mr. Spassky’s option agreements call for accelerated vesting. There are no provisions for accelerated vesting under other termination circumstances. In addition, for a period of one year following the termination of his employment, Mr. Spassky will not be permitted either directly or indirectly to engage in any restricted business, as defined below, and hold any equity or profit interest in any entity engaged in a restricted business, provided that (A) the Company will pay to Mr. Spassky 75% of his annual salary, or $180,000 and (B) Mr. Spassky may hold a passive investment of up to 5% of the capital stock of a publicly traded company engaged in a restricted business. A “restricted business” is defined in Mr. Spassky’s employment agreement as any activity of any company, which carries on business in competition with the business of MOCC.

At December 31, 2006, in accordance with Mr. O’Shea’s employment agreement, upon termination for any reason, Mr. O’Shea was entitled to receive two months of salary, or $52,000; guaranteed bonus payments totaling $39,000, car allowance payments totaling $2,000 and health and dental insurance coverage with a net aggregate cost totaling $11,499, after his payments towards the insurance premiums were considered. Mr. O’Shea was fully vested in all stock options that he held on December 31, 2006. At December 31, 2006 the in-the-money value of Mr. O’Shea’s stock options was $442,700.

Director Compensation

For 2006, annual fees payable to non-executive directors totaled $6,000 in cash fees and 10,000 shares of common stock. Non-executive directors also receive meeting fees consisting of $500 for each Board meeting attended in person and $250 for each Board meeting attended by telephone. Payment arrangements for annual director compensation have varied from year to year in the past. In 2006, 5,000 shares of common stock were issued in January and 1,250 shares were issued at the end of each calendar quarter. Cash fees were also paid quarterly. In addition, Mr. Lazutkin was granted an additional 5,000 shares of common stock in appreciation for his additional efforts in providing support and assistance to the Company in connection with its expansion efforts in Russia.

In 2006, annual fees for service on the Audit Committee were $12,000 for each of it members, and Mr. Van Valkenburg received an additional fee of $5,000 for serving as the Chairman of the Audit Committee. Mr. Van Valkenburg and Mr. Pinto also received an additional $10,000 for the additional effort and time required in 2006 as a result of the Company’s restatement of previously filed annual and quarterly reports. Mr. Isakov, who was appointed to this committee in the fourth quarter of 2006, received $4,000 for his service on the Audit Committee. Annual fees for service on the Compensation Committee were $3,000 in 2006. Members of the Committee of Disinterested Directors receive annual fees of $12,000 each and the members of the Special Committee appointed to evaluate Renova Media’s offer to enter into a negotiated acquisition agreement were compensated $95,000. Base Audit and Compensation Committee fees were paid in the first quarter of 2006. Additional committee fees were paid upon the appointment of the committees.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Andrew Intrater(1)	—	74,400					74,400
Oliver R. Grace, Jr.(2)	9,000	74,400					83,400
Jay M. Haft(1)	—	74,400					74,400
Ivan Y. Isakov(1)	7,250	74,400					81,650
Valentin V. Lazutkin	9,750	112,300					122,050
James J. Pinto	141,250	74,400					215,650
Vladimir A. Serdyuk	13,250	74,400					87,650
Mikhail A. Smirnov	—	—					—
David R. Van Valkenburg	144,250	74,400					218,650
Alexander R. Vladislavlev	7,000	74,400					81,400

(1)	During 2006, cash fees, including committee fees, totaling $28,000 earned by Messrs. Intrater, Haft and Isakov for serving as directors, were paid to Renova US Management Ltd. Mr. Isakov was paid fees directly after he ceased being an employee of an affiliate of Renova Media Enterprises, Ltd.
(2)	The compensation included above excludes salary and benefits paid to Mr. Grace, who was the Board’s Chairman until January 2005, for his employment to monitor and manage certain U.S.-based activities, including, but not limited to the management of the assets of the defined benefit pension plan, the real estate property owned by a subsidiary of the Company and investments in savings banks converting from mutual companies to publicly traded stock companies. For such work, Mr. Grace was paid $50,000, use of a Company-owned vehicle and participation in the Company’s health insurance, defined contribution and defined benefit retirement plans.

As of December 31, 2006, no non-executive director held any stock options, nor did any non-executive director hold any Company common stock which was restricted that was granted in connection with his service on the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information regarding the beneficial ownership of our common stock, Series A preferred stock and Series B preferred stock, as of April 27, 2007, by each current director, each named executive officer, all our current directors and executive officers as a group and persons who beneficially own 5% or more of our outstanding voting securities. The beneficial ownership information described and set forth below is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act. It does not constitute an admission of beneficial ownership for any other purpose.

	Common Stock**		Series A Preferred Stock		Series B Preferred Stock**
Name of Beneficial Owner	Shares	Percent of Common Stock	Shares	Percent of Series A Preferred Stock	Shares	Percent of Series B Preferred Stock
Officers and Directors
Andrew Intrater(1)	66,580	*	—	—	—	—
Oliver R. Grace, Jr.(2)	1,187,426	8.5	10,469	7.0	—	—
James J. Pinto(3)	120,287	*	—	—	—	—
Vladimir A. Serdyuk(4)	26,223	*	—	—	—	—
Valentin V. Lazutkin	21,250	*	—	—	—	—
Alexander R. Vladislavlev	23,223	*	—	—	—	—
Jay M. Haft(5)	39,382	*	—	—	—	—
Ivan Y. Isakov	21,250	*	—	—	—	—
David Van Valkenburg	28,726	*	—	—	—	—
Mikhail A. Smirnov(6)	725,295	5.1	—	—	—	—
Tate Fite(7)	46,781	*	—	—	—	—
Andrew M. O’Shea(8)	147,959	1.0	—	—	—	—
Vitaly V. Spassky(9)	130,789	*	—	—	—	—

All current directors and executive officers as a group (13 persons)	2,585,171	22.8	10,469	7.0	—	—

5% Stockholders
Renova Media Enterprises, Ltd(10) Nassau, Bahamas	22,884,017	80.4	—	—	12,783,000	100

OAO Moskovskaya Telecommunikationnaya Korporatsiya(11) Moscow, Russia	4,220,879	30.2	—	—	—	—

Firebird Management LLC(12) 152 West 57th Street, 24th Fl. New York, NY 10019	1,206,064	8.6	—	—	—	—

*	Represents less than one percent (1%) of the Common Stock.
**	All numbers shown under the column “Common Stock” include, in the case of the Renova Media, the number of shares of common stock into which the number of shares of Series B preferred stock beneficially owned (shown under the column “Series B Preferred Stock”) are convertible within 60 days and also include the number of shares of common stock into which the number of warrants beneficially owned are exercisable within 60 days.
(1)	Includes: (i) 51,470 shares; and (ii) 15,110 shares issuable upon exercise of warrants. Because of his affiliation with Renova Media, Mr. Intrater may be deemed to beneficially own the shares held by Renova Media. Mr. Intrater expressly disclaims such beneficial ownership.
(2)	Includes: (i) 256,506 shares of common stock held directly, through an individual retirement account, through a trust established for Mr. Grace’s benefit and through a deferred compensation trust account with MOCC; (ii) 40,000 shares of common stock are issuable upon conversion of warrants; (iii) 47,500 shares of common stock held by a corporation which is owned by members of Mr. Grace’s family; (iv) 611,842 shares of common stock are held by trusts for which Mr. Grace is a possible beneficiary; (v) 45,000 shares of common stock are held by The Anglo American Security Funds L.P., of which Mr. Grace is a general partner; (vi) 31,500 shares of common stock are held by Diversified Long Term Growth Fund L.P., of which Mr. Grace is a general partner; (vii) 89,250 shares of Common Stock are held by Drake Associates L.P., of which Mr. Grace is a general partner; (viii) 7,800 shares of common stock are held by Mr. Grace as trustee in trusts for which he is not a beneficiary; (ix) 12,250 shares of common stock are held as a result of Mr. Grace serving as co-trustee of MOCC’s defined benefit retirement plan; (x) 480 shares of common stock are held by Mr. Grace’s spouse; and (xi) 3,977 shares of common stock are held in accounts for the benefit of Mr. Grace’s children. In addition, Mr. Grace beneficially owns 10,469 shares of Series A preferred stock which are convertible into an aggregate of 31,982 shares of common stock. Finally, Mr. Grace beneficially owns $151,000 principal amount of debentures, which are convertible into 9,339 shares of common stock, $59,000 principal amount of which is held directly and through an individual retirement account, $10,000 principal amount of which is held by Mr. Grace’s spouse and $82,000 principal amount of which is held by The Anglo American Security Funds L.P. Included in the shares beneficially held are 143,065 shares of common stock which are subject to an irrevocable proxy and power of attorney in favor of Renova Media dated December 1, 2004, and 364,061 shares of common stock which are subject to an irrevocable proxy and power of attorney in favor of Renova Media dated December 7, 2004, as described in Note (10) below. Mr. Grace disclaims beneficial ownership of all shares owned by The Anglo American Security Funds L.P., Diversified Long Term Growth Fund L.P. and Drake Associates L.P., all shares held by him as trustee of trusts of which he is not a beneficiary and as co-trustee of the Company’s defined benefit retirement plan, all shares owned by his spouse, and shares held in accounts for the benefit of his children.
(3)	Includes: (i) 120,226 shares; and (ii) 61 shares issuable upon conversion of debentures.
(4)	Because of his affiliation with Renova Media, Mr. Serdyuk may be deemed to beneficially own the shares held by Renova Media. Mr. Serdyuk expressly disclaims such beneficial ownership.
(5)	Includes: (i) 33,338 shares held directly; and (ii) 6,044 shares issuable upon exercise of warrants. Because of his affiliation with Renova Media, Mr. Haft may be deemed to beneficially own the shares held by Renova Media. Mr. Haft expressly disclaims such beneficial ownership.
(6)	Includes: (i) 483,530 shares held directly; and (ii) 241,765 shares issuable upon exercise of warrants. Excludes 443,924 shares of common stock issuable upon exercise of unvested options.
(7)	All shares are issuable upon exercise of vested options and options vesting within 60 days. Excludes 93,560 shares of common stock issuable upon exercise of unvested options.
(8)	Includes: (i) 36,448 shares held directly; (ii) 1,511 shares issuable upon exercise of warrants; and (iii) 110,000 shares issuable upon exercise of vested options.
(9)	Includes: (i) 4,956 shares held directly; and (ii) 125,833 shares issuable upon conversion of vested options and options vesting within 60 days. Excludes 84,167 shares of common stock issuable upon exercise of unvested options.
(10)	Shares of Common Stock owned directly by COMCOR are treated as beneficially owned by Renova Media by reason of Renova Media’s approximate 49% interest in COMCOR (anticipated to become a majority interest following a pending private sale expected to close in May 2007).

Includes: (i) 3,375,084 shares of common stock held directly; (ii) 1,687,542 beneficially owned by virtue of its ability to exercise warrants to acquire within 60 days 1,687,542 shares of common stock; (iii) 4,500,000 shares of common stock beneficially owned by virtue of its direct ownership of 4,500,000 shares of Series B preferred stock, which are currently convertible within 60 days into 4,500,000 shares of common stock; (iv) 8,283,000 shares of common stock beneficially owned by virtue of its ability to exercise within 60 days warrants to acquire 8,283,000 shares of Series B preferred stock which, in turn, are currently convertible within 60 days into 8,283,000 shares of common stock; (v) 4,220,879 shares of common stock held directly by COMCOR, which may be deemed beneficially owned by virtue of its approximate 49% interest in COMCOR; (vi) 163,503 shares of common stock held directly by and among Oliver R. Grace, Jr., Frank E. Baker and the Anglo American Security Fund, L.P., which may be deemed beneficially owned by virtue of that certain irrevocable proxy and power of attorney, dated December 1, 2004, whereby Renova Media was granted the right to vote such shares at its sole discretion at any meeting of stockholders or consent in lieu of a meeting, subject to certain limitations, until January 12, 2009, unless terminated earlier in accordance with its terms; and (vii) 654,009 shares owned — beneficially or otherwise — by Oliver R. Grace, Jr., Andrew M. O’Shea and certain former officers and directors of the Company, which may be deemed beneficially owned by virtue of that certain irrevocable proxy and power of attorney, dated December 7, 2004, whereby Renova Media was granted the right to vote such shares in its sole discretion at any meeting of stockholders or consent in lieu of a meeting, subject to certain limitations, until January 12, 2009, unless terminated earlier in accordance with its terms.

Renova Media disclaims beneficial ownership of the shares of capital stock identified in subclauses (v)-(vii) of the preceding paragraph. Such shares will be acquired in the merger on the same terms as the shares held by all other stockholders of the Company other than Renova Media.

The 12,783,000 shares of Series B preferred stock set forth in the principal stockholders table for the RME Parties merely restates Renova Media’s beneficial ownership of 4,500,000 shares of Series B preferred stock, as described in subclause (iii) above, and 8,283,000 shares of Series B preferred stock which may be acquired upon exercise of warrants, as described in subclause (iv) of above.

The information set forth in this footnote is based on the ownership reported by Renova Media in Amendment No. 10 to its Schedule 13D filed with the SEC on April 24, 2007.

(11)	The information set forth in the table is based on the ownership reported by COMCOR in Amendment No. 5 to its Schedule 13D filed with the SEC on April 25, 2007.
(12)	Includes: (i) 596,500 shares beneficially owned as a result of its affiliations with Firebird Republics Fund, Ltd. and Firebird New Russia Fund, Ltd. (collectively, the “Republics and New Russia Funds”), including (a) 433,500 shares held directly by the Republics and New Russia Funds, and (b) 163,000 shares issuable upon exercise of warrants held directly by the Republics and New Russia Funds; (ii) 353,064 are beneficially owned as a result of its affiliation with the investment adviser for Firebird Avrora Fund, Ltd. (“Avrora”), including (c) 260,564 shares held directly by Avrora, and (d) 92,500 shares issuable upon exercise of warrants held directly by Avrora; and (iii) 256,500 shares are beneficially owned as a result of its affiliation with the investment adviser for Firebird Fund, L.P. (“Firebird”), including (e) 181,000 shares held directly by Firebird, and (f) 75,500 shares issuable upon exercise of warrants held directly by Firebird. The information set forth in this footnote is based on the ownership reported by Firebird Management LLC in Amendment No. 1 to its Schedule 13G filed with the SEC on February 12, 2007.

The information relating to securities authorized for issuance under equity plans set forth under the heading “Equity Compensation Plan Information” in Item 5 of this report.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS.

Renova Media Enterprises

At December 31, 2006, Renova Media held 4,500,000 shares of the Company’s Series B Preferred Stock and 3,375,084 shares of Common Stock. Renova Media also held warrants to acquire 8,283,000 shares of Series B Preferred Stock and 1,687,542 shares of Common Stock.

During 2006, CCTV, borrowed an additional $10 million from RME Finance and it rolled a total of $3,257,000 of accrued interest into the principal of the note. At December 31, 2006, CCTV was indebted to RME Finance pursuant to the Note Agreement in the amount of $33,468,000, plus $855,000 of accrued interest thereon. In connection with CCTV’s drawdown of the final $10 million pursuant to the Term Loan, the Company agreed to extend the life of Renova Media’s warrant to purchase 8,283,000 shares of Series B Preferred Stock by nine months.

May 2006 Private Placement

In May 2006, we entered into certain agreements, including a subscription agreement, warrant agreement and registration rights agreement with several investors, providing for the sale of 2,438,684 units, each comprising of one share of common stock and one-half warrant, at $8.2725 per unit. Each whole warrant entitles the holder to acquire one share of our common stock at a purchase price of $9.852 per share through May 5, 2008. In connection with this private placement, Renova Media purchased 1,208,824 units, comprising 1,208,824 shares of our common stock and 604,412 warrants to acquire our common stock, in exchange for $9,999,997.

As part of the May 2006 private placement, directors and officers of the Company, or entities controlled by them, purchased an aggregate total of 608,860 units comprising 608,860 shares of our common stock and 304,430 warrants to acquire our common stock, in exchange for a total of $5,036,794.

September 2006 Private Placement

In September 2006, we entered into certain agreements, including a subscription agreement, warrant agreement and registration rights agreement, with certain investors pursuant to which we issued and sold an aggregate of 2,341,760 units, each comprising one share of our common stock and one-half warrant, at $9.2325 per unit. Each whole warrant entitles the holder to acquire one share of our common stock, at a purchase price of $11.004 per share until September 21, 2008. In connection with this private placement, Renova Media purchased 2,166,260 units, comprising 2,166,260 shares of our common stock and 1,083,130 warrants to acquire our common stock, in exchange for $19,999,995.

Financing Commitments Provided By Renova Media

From time to time as requested by MOCC and starting in the first quarter of 2006, Renova Media extended financing commitments, each for a period of one year commencing with the date on which the Company was to file its next SEC report on Form 10-K or 10-Q, as applicable, to provide the Company with sufficient capital to ensure that MOCC’s operations could continue uninterrupted during the applicable one year period. These financing commitments do not specify the amount of capital to be provided or the terms on which such capital would be provided. The most recent commitment was given on April 17, 2007 and was supported by a guarantee from Renova Industries Ltd, the majority stockholder of Renova Media and will terminate one year after the date of filing with the SEC of our Annual Report on Form 10-K for the fiscal year 2006. In 2006, the commitments were further supported by a guarantee from Renova US Holdings, Ltd. (“Renova US”), an affiliate of Renova Media. During 2006, the Company paid Renova US $51,473 as a fee for Renova US having provided cash collateral to support its earlier guarantees.

Merger Agreement

On February 21, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Renova Media would acquire, all of the equity interests of the Company that it does not directly own. Renova Media will acquire such equity interests at a cash price of $12.90 per share of Company’s common stock, and an equivalent as-converted price for each of the Company’s outstanding shares of Series A Convertible Preferred Stock. The consummation of this transaction is subject to the satisfaction of certain conditions set forth in the Merger Agreement.

Bridge Facility Agreement

Concurrently with the execution of the Merger Agreement, the Company entered into a bridge facility agreement with CCTV and RME Finance. Pursuant to the bridge facility agreement, RME Finance has agreed, subject to certain terms and conditions, to make available up to $45,000,000 of unsecured, subordinated term loans to CCTV. The loans will be extended through nine monthly advance of $5,000,000 each, with the first three advances having occurred in February, March and April 2007. The obligations of RME Finance to provide future advances will be subject to CCTV’s satisfaction of certain conditions, including CCTV meeting agreed-upon monthly operating milestones. The unpaid principal outstanding of any loans extended under the bridge loan facility will bear interest at the annual interest rate of ten (10%) percent prior to the occurrence of an event of default (as defined by the bridge facility agreement) and will bear interest at thirteen (13%) percent per annum after the occurrence of an event of default.

Other Transactions

During 2006, the Company paid or accrued a total of $28,000 to Renova US Management, an affiliate of Renova Media in lieu of fees paid to Columbus Nova Capital employees who also served as directors for the Company.

COMCOR

At December 31, 2006, COMCOR owned 4,220,879 shares of the Company’s Common Stock. In April 2007, as a result of a sale of some of its COMCOR shares to an unaffiliated third party, Renova Media’s ownership interest in COMCOR was reduced from a majority to approximate 49% of COMCOR’s outstanding voting securities, although Renova Media’s designees continue to compromise a majority of COMCOR’s board of directors and a pending private sale of additional COMCOR shares by COMCOR to Renova Media, contemplated at the time Renova Media acquired its controlling interest in COMCOR, is expected to close in May or June 2007 and will result in Renova Media again owning a majority of COMCOR’s outstanding voting securities.

During 2006, CCTV paid or accrued a total of $5,129,000 in fees for the use of COMCOR’s signal delivery, Internet traffic and ports and channels services under the service agreements described in Item 1 under the caption “HFC Network.”

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES.

Ernst & Young LLC has been our independent registered public accounting firm since December 12, 2006. ZAO PricewaterhouseCoopers Audit (“PricewaterhouseCoopers”) had been our independent registered public accounting firm from January 2001.

Audit Fees

The following table sets forth the fees incurred by the Company for the services of Ernst & Young LLC and PricewaterhouseCoopers during each of the years ended December 31, 2006 and 2005.

	2006	2005
Audit Fees	$1,282,000	$373,000
Audit-Related Fees	—	—
Tax Fees	15,531	7,675
All Other Fees	—	—

	$1,297,531	$380,675

Audit fees consist of service rendered to the Company and its subsidiaries for the audits of the Company’s and its subsidiaries annual financial statements, review of the Company’s quarterly financial statements included in its Forms 10-Q, assistance with and review of documents filed with the SEC, consent letters and statutory audits. Of the 2006 audit fees, $880,000 and $402,000 was incurred by Ernst & Young LLC and PricewaterhouseCoopers, respectively. The 2006 fees for PricewaterhouseCoopers were primarily incurred in conjunction with audit of the restatement of the 2005 Annual Report filed with the SEC during 2006 and the review of the Company’s interim financial statements for the first three quarters of the year.

Tax fees consist of tax compliance, tax consultations, tax examination assistance and tax preparation. Other than as described above, the Company did not incur any other fees from PricewaterhouseCoopers during 2005 or the Transition Period ended December 31, 2004.

Our Audit Committee’s pre-approval policies and procedures relating to products and services provided by our independent registered public accounting firm are set forth in the Audit Committee Charter, which can be found on our website at www.moscowcablecom.com. The Charter requires that our Audit Committee review and approve in advance the retention of our independent registered public accounting firm. It also requires advance approval by our Audit Committee of any non-audit services provided by our independent registered public accounting firm, except that non-audit services that in the aggregate do not exceed 5% of total fees paid by the Company during the year and that were not recognized as non-audit services at the time of engagement of the accounting firm do not require pre-approval if they are promptly brought to the attention of and approved by the Audit Committee before completion of the audit. All of the Audit Fees and Tax Fees during the years ended December 31, 2006 and 2005 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Consolidated Financial Statements applicable to the Registrant and an index of such financial statements are on page 55.

(a)(2) Consolidated Financial Statement Schedule.

Schedules

II Valuation and Qualifying Accounts — See page 84 for the information required by this item.

Note: Schedules other than those listed above, are omitted as not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002 (Commission File No. 000-01460).

3.1(a)	Certificate of Amendment filed October 27, 2003 to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1(a) to the Registrant’s Current Report on Form 8-K filed on February 27, 2004 (Commission File No. 000-01460).

3.1(b)	Certificate of Amendment filed November 4, 2003 to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1(b) to the Registrant’s Current Report on Form 8-K filed on February 27, 2004 (Commission File No. 000-01460).

3.1(c)	Certificate of Amendment filed February 24, 2004 to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1(c) to the Registrant’s Current Report on Form 8-K filed on February 27, 2004 (Commission File No. 000-01460).

3.1(d)	Certificate of Amendment to Certificate of Incorporation of the Registrant as effective January 11, 2005, incorporated by reference to the Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 000-01460).

3.2	Amended and Restated By Laws of the Registrant incorporated by reference to the Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 000-01460).

4.1	Indenture, dated as of February 26, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee, in respect of $4,311,000, aggregate principal amount, 10 1/2% Convertible Subordinated Debentures Due 2007, incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998 (Commission File No. 000-01460).

10.1	Andersen Group, Inc. 2003 Stock Plan incorporated by reference to Annex G to Registrant’s Definitive Proxy Statement for Special Meeting of Stockholders held October 27, 2003, filed October 14, 2003 (Commission File No. 000-01460).

10.2	Moscow CableCom Corp. 2003 Stock Option Plan as amended and restated December 15, 2004, incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarterly period ended November 30, 2004 (Commission File No. 000-01460).

10.3	Employment Agreement dated as of August 15, 2005, by and between Moscow CableCom Corp. and Mikhail Smirnov, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2005 (Commission File No. 000-01460).

Exhibit No.	Description
10.4	Non-qualified Stock Option Agreement dated as of August 15, 2005, by and between Moscow CableCom Corp. and Mikhail Smirnov incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 16, 2005 (Commission File No. 000-01460).

10.5	Employment Agreement dated as of May 15, 2006, by and between Moscow CableCom Corp. and Tate Fite.*

10.6	Employment Agreement dated as of July 7, 2005, by and between Moscow CableCom Corp. and Andrew M. O’Shea, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2005 (Commission File No. 000-01460).

10.7	Employment Agreement dated as of April 1, 2005, by and between Moscow CableCom Corp. and Vitaly Spassky, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2005 (Commission File No. 000-01460).

10.8	Form of Non-Qualified Stock Option dated January 13, 2005 between Moscow CableCom Corp. and Warren Mobley and Donald Miller-Jones, incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 000-01460).

10.9	Lease Agreement between The J.M. Ney Company as Landlord and Deringer Mfg. Company as Tenant dated March 26, 2002, incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on April 5, 2002 (Commission File No. 000-01460).

10.10	Amendment #1 to Lease Agreement between Andersen Land Corp. and Deringer-Ney Inc. dated as of November 11, 2004, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2004 (Commission File No. 000-01460).

10.11	Interconnection Agreement dated as of December 30, 2004 between Moscow Telecommunications Corporation and ZAO ComCor-TV, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2005 (Commission File No. 000-01460).

10.12	Framework Agreement dated as of December 30, 2004 between Moscow Telecommunications Corporation and ZAO ComCor-TV incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 7, 2005 (Commission File No. 000-01460).

10.13	Annex A — Rules of Cooperation dated as of December 30, 2004 between Moscow Telecommunications Corporation and ZAO ComCor-TV incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 7, 2005 (Commission File No. 000-01460).

10.14	Open-End Mortgage and Security agreement dated June 18, 2003 between Sovereign Bank and Andersen Land Corp., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003 (Commission File No. 000-01460).

10.15	Series B Convertible Preferred Stock Subscription Agreement dated August 26, 2004 by and between Moscow CableCom Corp. and Columbus Nova Investments VIII Ltd., incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2004 (Commission File No. 000-01460).

10.16	Amendment No. 1 to the Series B Convertible Preferred Stock Subscription Agreement dated as of December 31, 2004 by and between Moscow CableCom Corp. and Columbus Nova Investments VIII Ltd., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 000-01460).

*	Filed herewith.

Exhibit No.	Description
10.17	Amendment No. 2 to the Series B Convertible Preferred Stock Subscription Agreement dated as of May 5, 2006 by and between Moscow CableCom Corp. and Columbus Nova Investments VIII Ltd., incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (Commission File No. 000-01460).

10.18	Amendment No. 3 to the Series B Convertible Preferred Stock Subscription Agreement dated as of September 21, 2006 by and between Moscow CableCom Corp. and Columbus Nova Investments VIII Ltd., incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (Commission File No. 000-01460).

10.19	Warrant Agreement dated as of January 13, 2005 by and between Moscow CableCom Corp. and Columbus Nova Investments VIII Ltd., incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 000-01460).

10.20	Amendment No. 1 to Warrant Agreement dated January 13, 2005 by and between Moscow CableCom Corp. and Columbus Nova Investments VIII, Ltd. dated January 11, 2006, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 12, 2006 (Commission File No. 000-01460).

10.21	Registration Rights Agreement dated made and entered into as of January 13, 2005 by and between Moscow CableCom Corp. and Columbus Nova Investments VIII Ltd., incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 18, 2005 (Commission File No. 000-01460).

10.22	$28 Million Facility Agreement dated August 26, 2004 by and between Moscow CableCom Corp. and ZAO ComCor-TV and Columbus Nova DF Ltd. (successor to Amatola Enterprises Limited), incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on August 31, 2004 (Commission File No. 000-01460).

10.23	Amendment No. 1 to $28 Million Facility Agreement dated August 26, 2004 by and between Moscow CableCom Corp. and ZAO ComCor-TV and Columbus Nova DF Ltd. (successor to Amatola Enterprises Limited) dated January 13, 2005, incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 8-K dated January 13, 2005 (Commission File No. 000-01460).

10.24	Amendment No. 2 to $28 Million Facility Agreement dated August 26, 2004 by and between Moscow CableCom Corp. and ZAO ComCor-TV and Columbus Nova DF Ltd. dated January 11, 2006, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 12, 2006 (Commission File No. 000-01460).

10.25	Amendment No. 3 to $28 Million Facility Agreement dated August 26, 2004 by and between Moscow CableCom Corp. and ZAO ComCor-TV and Renova Media Enterprises, Ltd. dated May 5, 2006, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (Commission File No. 000-01460).

10.26	Amendment No. 4 to $28 Million Facility Agreement dated August 26, 2004 by and between Moscow CableCom Corp. and ZAO ComCor-TV and Renova Media Enterprises, Ltd. dated September 21, 2006, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (Commission File No. 000-01460).

10.27	Amendment No. 5 to $28 Million Facility Agreement dated August 26, 2004 by and between Moscow CableCom Corp. and ZAO ComCor-TV and Renova Media Enterprises, Ltd. dated February 21, 2007, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 23, 2007 (Commission File No. 000-01460).

Exhibit No.	Description
10.28	Form of Subscription Agreement between Moscow CableCom Corp. and purchasers dated May 5, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (Commission File No. 000-01460).

10.29	Form of Warrant Agreement between Moscow CableCom Corp. and warrant holders dated May 18, 2006, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (Commission File No. 000-01460).

10.30	Form of Subscription Agreement between Moscow CableCom Corp. and purchasers dated September 21, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (Commission File No. 000-01460).

10.31	Form of Warrant Agreement between Moscow CableCom Corp. and warrant holders dated September 21, 2006, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (Commission File No. 000-01460).

10.32	Agreement and Plan of Merger by and among Renova Media Enterprises Ltd., Galaxy Merger Sub Corporation and Moscow CableCom Corp., dated as of February 21, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2007.

10.33	Bridge Facility Agreement by and between Moscow CableCom Corp., ZAO ComCor-TV and RME Finance Ltd., dated February 21, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 21, 2007.

10.34	Renova Media Enterprises Ltd. Commitment Letter dated April 17, 2007 *

10.35	Renova Industries Ltd. Guarantee of Renova Media Enterprises Ltd. Commitment Letter dated April 17, 2007 *

14	Code of Ethics for the Chief Executive Officer, Chief Financial Officer and all Accounting and Financial Personnel, incorporated by reference to Exhibit 14 to the Registrant’s Transition Report on Form 10-K for the ten months ended December 31, 2004, filed on March 31, 2005 (Commission File No. 000-01460).

21	Subsidiaries of the Registrant.*

23.1	Consent of Ernst & Young LLC.*

23.2	Consent of ZAO PricewaterhouseCoopers Audit.*

31.1	Certificate of Chief Executive Officer.*

31.2	Certificate of Chief Financial Officer.*

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2007.

MOSCOW CABLECOM CORP. Registrant	MOSCOW CABLECOM CORP. Registrant

/s/ MIKHAIL A. SMIRNOV	/s/ TATE FITE
Mikhail A. Smirnov	Tate Fite
Chief Executive Officer	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ ANDREW INTRATER Andrew Intrater	Chairman and Director	May 3, 2007

/s/ MIKHAIL A. SMIRNOV Mikhail A. Smirnov	Chief Executive Officer and Director	May 3, 2007

/s/ OLIVER R. GRACE, JR. Oliver R. Grace, Jr.	Director	May 3, 2007

/s/ JAY M. HAFT Jay M. Haft	Director	May 3, 2007

/s/ IVAN Y. ISAKOV Ivan Y. Isakov	Director	May 3, 2007

/s/ VALENTIN V. LAZUTKIN Valentin V. Lazutkin	Director	May 3, 2007

/s/ JAMES J. PINTO James J. Pinto	Director	May 3, 2007

/s/ VLADIMIR A. SERDYUK Vladimir A. Serdyuk	Director	May 3, 2007

/s/ DAVID R. VAN VALKENBURG David R. Van Valkenburg	Director	May 3, 2007

/s/ ALEXANDER R. VLADISLAVLEV Alexander R. Vladislavlev	Director	May 3, 2007

/s/ TATE FITE Tate Fite	Chief Financial Officer (Principal Financial and Accounting Officer)	May 3, 2007

CONSOLIDATED FINANCIAL STATEMENTS

Moscow CableCom Corp.
Consolidated Balance Sheets as of December 31, 2006 and 2005.	69

Consolidated Statements of Operations for years ended December 31, 2006 and 2005 and the ten-month transition period ended December 31, 2004.	70

Consolidated Statements of Changes in Stockholders’ Equity for years ended December 31, 2006 and 2005 and the ten-month transition period ended December 31, 2004.	71

Consolidated Statements of Cash Flow for years ended December 31, 2006 and 2005 and the ten-month transition period ended December 31, 2004.	72

Notes to Consolidated Financial Statements.	73

Report of Ernst & Young LLC with respect to the Consolidated Financial Statements as of and for the year ended December 31, 2006	101

Reports of ZAO PricewaterhouseCoopers Audit with respect to the Consolidated Financial Statements as of and for the year ended December 31, 2005 and for the ten months ended December 31, 2004.	102

Schedule II — Valuation and Qualifying Accounts.

MOSCOW CABLECOM CORP.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,536	$5,442
Marketable securities (Note 4)	4,802	3,322
Trade receivables, less allowance for doubtful accounts of $206 and $111	193	252
Inventories, net (Note 5)	2,639	1,237
Taxes receivable (Note 21)	6,648	3,523
Deferred income taxes (Note 13)	547	398
Prepaid expenses and other current assets (Note 6 )	6,453	1,845

Total current assets	24,818	16,019
Property, plant and equipment, net (Note 7)	58,347	26,912
Construction in progress and advances (Note 8)	15,739	9,563
Prepaid pension expense (Note 18)	3,230	5,111
Intangible assets, net (Note 9)	4,596	4,850
Goodwill (Note 9)	4,775	4,409
Investment in Institute for Automated Systems (Note 10)	7,210	7,128
Other assets	511	716

Total assets	$119,226	$74,708

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt (Note 12)	$497	$598
Payable to affiliate	731	531
Accounts payable and accrued liabilities (Note 11)	13,150	4,849
Deferred revenue, current	115	354

Total current liabilities	14,493	6,332
Note payable to shareholder (Notes 3 and 12)	32,100	20,211
Long-term debt, less current maturities (Note 12)	2,555	1,773
Other long-term obligations	923	720
Deferred revenue, noncurrent	677	380
Deferred income taxes (Note 13)	2,179	2,911

Total liabilities	52,927	32,327

Commitments and contingencies (Note 21)
Stockholders’ equity (Note 14):
Series A cumulative convertible preferred stock, no par value; 800,000 shares authorized; 149,962 shares and 150,144 shares issued and outstanding, respectively; liquidation preference $18.75 per share (Note 14)	2,789	2,792
Series B convertible preferred stock, $.01 par value, 25,000,000 shares authorized 4,500,000 shares issued and outstanding; liquidation preference up to $5.00 per share until January 2009 (Note 14)	45	45
Common stock, $.01 par value; 40,000,000 shares authorized; 13,927,365 shares and 8,860,746 shares, respectively, issued and outstanding	139	89
Treasury stock, at cost, 24,500 shares	(180)	(180)
Additional paid-in capital	111,458	66,243
Accumulated deficit	(47,946)	(26,608)
Accumulated other comprehensive loss	(6)	—

Total stockholders’ equity	66,299	42,381

Total liabilities and stockholders’ equity	$119,226	$74,708

The accompanying notes are an integral part of these consolidated financial statements

MOSCOW CABLECOM CORP.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31,	Year ended December 31,	Ten-month period ended December 31,
	2006	2005	2004
Sales and revenues:
Subscription revenue, connection fees and equipment sales	$23,640	$10,373	$5,752
Other	226	230	380

Total sales and revenues	23,866	10,603	6,132

Cost of sales and revenues:
Services from related party (Note 23)	5,129	2,454	1,310
Salaries and benefits	3,285	1,348	1,143
Depreciation and amortization	6,059	2,177	1,451
Other	3,691	2,510	1,279

Total cost of sales and revenues	18,164	8,489	5,183

Gross margin	5,702	2,114	949

Operating expenses:
Salaries and benefits	13,533	6,489	2,851
Depreciation	1,077	441	349
General and administrative	13,347	5,582	3,626

Total operating expenses	27,957	12,512	6,826

Operating loss	(22,255)	(10,398)	(5,877)

Other income (expense):
Equity in losses of Institute for Automated Systems	(490)	(457)	(347)
Investment income and other income	836	1,127	677
Interest expense	(3,294)	(2,452)	(317)
Foreign currency transactions gain (loss)	4,305	(107)	20

Loss from operations before income taxes	(20,898)	(12,287)	(5,844)
Income tax (expense) benefit (Note 13)	(215)	1,535	168
Losses of subsidiaries prior to consolidation	—	—	525

Net loss	(21,113)	(10,752)	(5,151)
Preferred dividends	(225)	(225)	(190)
Beneficial conversion feature (Note 3)	—	(10,781)	—

Loss applicable to Common Stockholders	(21,338)	$(21,758)	$(5,341)

Loss per common share:
BASIC AND DILUTED:	$(1.93)	$(2.46)	$(0.62)

The accompanying notes are an integral part of these consolidated financial statements.

MOSCOW CABLECOM CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except per share data)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance February 29, 2004	$3,497	$—	$84	$—	$33,350	$491	$—	$37,422

Redemption of Series A Preferred Stock	(165)	—	—	—	—	—	—	(165)
Conversion of Series A Preferred Stock	(540)	—	1	—	539	—	—	—
Stock grants	—	—	1	—	453	—	—	454
Shares issued to COMCOR	—	—	2	—	927	—	—	929
Common stock activity in deferred compensation trusts, net	—	—	—	(180)	(23)	—		(203)
Net loss	—	—	—	—	—	(5,151)	—	(5,151)
Preferred dividends	—	—	—	—	—	(190)	—	(190)

Balance December 31, 2004	$2,792	$—	$88	$(180)	$35,246	$(4,850)	$—	$33,096

Series B Preferred Stock and warrants issued, net of $2,980 of issuance costs	—	45	—	—	19,475	—	—	19,520
In-the-money stock options granted, net of forfeitures	—	—	—	—	516	—	—	516
Stock grants	—	—	—	—	215	—	—	215
Exercise of stock options	—	—	1	—	10	—	—	11
Beneficial conversion feature of Series B Preferred Stock	—	—	—	—	10,781	(10,781)	—	—
Net loss	—	—	—	—	—	(10,752)	—	(10,752)
Preferred dividends	—	—	—	—	—	(225)	—	(225)

Balance December 31, 2005	$2,792	$45	$89	$(180)	$66,243	$(26,608)	$—	$42,381

Private placements of Common Stock, net of issuance costs	—	—	48	—	41,453	—	—	41,501
Conversion of Series A Preferred Stock	(3)	—	—	—	3	—	—	—
Stock grants	—	—	1	—	862	—	—	863
Stock option expense	—	—	—	—	1,127	—	—	1,127
Exercise of stock options	—	—	1	—	46	—	—	47
Extension of warrant	—	—	—	—	1,724	—	—	1,724
Other comprehensive loss, net of tax:
Net loss	—	—	—	—	—	(21,113)	—	(21,113)
Foreign currency translation adjustment	—	—	—	—	—	—	1,324	1,324

Other comprehensive loss								(19,789)
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	—	—	(1,330)	(1,330)
Preferred dividends	—	—	—	—	—	(225)	—	(225)

Balance December 31, 2006	$2,789	$45	$139	$(180)	$111,458	$(47,946)	$(6)	$66,299

The accompanying notes are an integral part of these consolidated financial statements.

MOSCOW CABLECOM CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,		Ten-month period ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(21,113)	$(10,752)	$(5,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of Institute for Automated Systems	490	457	347
Losses of subsidiary prior to consolidation	—	—	(525)
Depreciation, amortization and interest accretion	7,492	2,619	1,806
Net change in valuation accounts for receivables, inventory and construction in progress	(3)	825	163
Loss on disposal of fixed assets	—	35	—
Stock-based compensation	1,990	731	453
Deferred income taxes	(41)	(1,134)	(205)
Realized gains from marketable securities	(97)	(208)	(1,276)
Unrealized gains from marketable securities	—	(22)	1,060
Pension income	(315)	(184)	(173)
Interest expense capitalized into principal	3,257	1,711	—
Foreign currency gains	(4,305)	—	—
Changes in operating assets and liabilities:
Net (purchases) proceeds from sales of marketable securities	(1,383)	(3,092)	3,113
Accounts and other receivables	(15)	(81)	(118)
Inventories	(917)	(873)	126
Prepaid expenses and other assets	(7,206)	(2,649)	(997)
Deferred revenue	(3)	(38)	772
Accounts payable and accrued liabilities and other obligations	7,931	24	1,682

Net cash (used in) provided by operating activities	(14,238)	(12,631)	1,077

Cash flows from investing activities:
Purchase of property, plant and equipment	(39,650)	(15,623)	(5,580)
Payment for purchase of additional IAS shares	—	(866)	—

Net cash used in investing activities	(39,650)	(16,489)	(5,580)

Cash flows from financing activities:
Proceeds from private placement of equity units, net of $293 of expenses	41,501	—	—
Proceeds from issuance of Series B Preferred Stock, net of $2,980 of expenses	—	19,520	—
Proceeds from loans from shareholder, net of $463 fee in 2005	10,000	18,037	4,000
Principal payments on term debt	(563)	(4,598)	(570)
Proceeds from mortgage loan, net of expenses and restricted cash	1,144	—	—
Redemptions of preferred stock	—	—	(165)
Stock options exercised	47	11	—
Preferred dividends paid	(225)	(225)	(185)

Net cash provided by financing activities	51,904	32,745	3,080

Effect of exchange rates on cash	78	—	—

Net increase (decrease) in cash and cash equivalents	(1,906)	3,625	(1,423)
Cash and cash equivalents, beginning of period	5,442	1,817	3,240

Cash and cash equivalents, end of period	$3,536	$5,442	$1,817

The accompanying notes are an integral part of these consolidated financial statements.

MOSCOW CABLECOM CORP.

Notes to Consolidated Financial Statements

(1) Nature of Business

Moscow CableCom Corp. (“the Company”) is the parent company of ZAO ComCor-TV (“CCTV”), which is constructing a “last mile” hybrid fiber coaxial network in Moscow, Russia through which it provides cable television; pay-per-view television, high speed data transmission and Internet access services using the brand name AKADO.

As further discussed in Note 24, on February 21, 2007 the Company entered into an agreement with Renova Media Enterprises Ltd, (collectively with its wholly owned subsidiary RME Finance Ltd, “Renova Media”) pursuant to which Renova Media will acquire all the equity interests of the Company that is does not directly own. Upon the closing of this transaction, the Company will be wholly-owned by Renova Media and there will no longer be a public market for the Company’s securities.

The Company has incurred losses in recent years and the expansion of its business activities requires a significant amount of capital to meet its cash flow requirements. Concurrent with entering into the agreement with Renova Media as discussed in Note 24, in February 2007, we entered into a $45 million bridge loan agreement with RME Finance, an affiliate of Renova Media. Pursuant to this bridge loan, in February, March and April 2007, we received a total of $15 million and we expect to receive additional monthly draws of $5 million through October 2007, subject to our meeting certain operational milestones. The Company has also received a renewal of Renova Media’s financing commitment to provide us with sufficient capital to ensure that our operations will continue uninterrupted for a period of no less than one year from the date of our filing this Form 10-K. This commitment has been further supported with a guarantee from Renova Industries Ltd., the majority stockholder of Renova Media, which has committed to provide any funding that Renova Media does not provide during the term of the Renova Media commitment in accordance with, and during the term of, Renova Media’s commitment. This commitment does not specify the amount of capital to be provided or the terms on which such capital would be provided. Further, we cannot give any assurance that the funding provided by Renova Media to date, or that which may be provided in the future, will be sufficient to enable us to continue the construction of the HFC Network to cover a sufficiently desirable portion of Moscow, or to otherwise position us to attract adequate subscriptions to increase recurring revenues with the goal of achieving profitability and positive cash flows.

(2) Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There are risks inherent in estimating and therefore actual results could differ from those estimates.

Fiscal Year.

In January 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from February 28/29 to December 31, effective December 31, 2004. This change was made to allow the Company to better align its financial reporting with the way it manages and operates the business.

Principles of Consolidation

The Company’s consolidated balance sheets include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The Company’s consolidated statement of operations for the ten-month transition period ended December 31, 2004 (“2004”) includes the results of CCTV and MBC from the date of acquisition on February 24, 2004. All significant intercompany investments, accounts, and transactions have been eliminated.

Comprehensive Loss

For the year ended December 31, 2005 and 2004, there were no differences between the reported net losses applicable to common stockholders and comprehensive loss, as it is defined in SFAS No. 130, “Reporting of Comprehensive Income”. At December 31, 2006, accumulated other comprehensive loss consisted of foreign currency translation gains of $1,324,000 and an adjustment to prepaid pension expense, net of taxes of ($1,330,000), as further described in Notes 2 and 18.

Cash and Cash Equivalents

Cash and cash equivalents include funds held in investments with an original maturity of three months or less, at the date of acquisition. At December 31, 2006, the reported cash balance excludes $100,000 of cash was restricted as additional collateral for a mortgage loan obligation and which has been classified in other non current assets.

Marketable Securities

At each of December 31, 2006 and 2005, trading securities include investments in the common stocks of financial institutions and auction rate securities, which are highly liquid variable-rate debt securities. While the auction rate securities have maturities in excess of one year, the interest rates are reset through auctions that are typically held every 28-35 days. The securities trade at par on the auction dates and interest is paid at the end of each auction period. Due to the short interest rate reset period, the book value of the securities approximates fair value.

The Company’s equity investments are carried as trading securities at market value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Any changes in the valuation of the portfolio are reflected in the accompanying Consolidated Statements of Operations as investment income or losses.

Inventories

Inventories are recorded at lower of purchased cost or market using the first-in, first-out method of accounting. The Company monitors inventory values and writes down its inventories for estimated obsolescence based upon analysis of historical data, technical changes and assumptions relating to the future demand.

Taxes Receivable

Taxes receivable represents the Company’s net value added tax (“VAT”) position. VAT related to sales is payable to tax authorities upon collection of receivables from customers. Input VAT paid in connection with the company’s purchases is reclaimable against sales VAT. The tax authorities permit the settlement of VAT on a net basis. The Company has established a valuation allowance as discussed in Note 21 relating to contingent losses in connection with court cases in Russia pursuant to which the Company’s ability to settle certain of these taxes on a net basis is being challenged. VAT related to sales and purchases which have not been settled at the balance sheet date (VAT deferred) are recognized in the balance sheet on a gross basis and disclosed separately as a current asset and a current liability. Where an allowance has been made for doubtful debts, loss is recorded for the gross amount of the debt, including VAT and the related VAT deferred liability is eliminated.

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

Capitalized Interest

During 2006 and 2005 approximately $1,184,000 and $368,000, respectively, of interest was capitalized into the cost of construction in process. Interest is capitalized using a weighted average interest rate based on our outstanding borrowings. The Company did not capitalize any such interest costs during 2004.

Intangible Assets

In conjunction with its acquisition of CCTV, the Company has recorded intangible assets related to licenses for broadcasting and its agreements with Moscow Telecommunications Corporation (“COMCOR”) as well as goodwill on the transaction. See Note 9 for further discussion of the Company’s intangible assets.

Goodwill

Goodwill is the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations accounted for as a purchase. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company performs an impairment test of goodwill annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the business enterprise below the carrying value of its goodwill. The impairment test requires the Company to estimate the fair value of the overall business enterprise. The Company believes the market value of the Company is the best technique with which to estimate the fair value of the Company. The Company has determined that it has one reporting unit for purposes of testing goodwill. If the carrying value of our assets and liabilities exceed our market capitalization, then there is potential impairment to the recorded goodwill.

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

Pensions

The Company maintains a noncontributory defined benefit plan for its full-time employees in the United States. The pensions earned as well as the interest on the projected benefit obligations are accrued in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive the benefits, or over the estimated lives of the Plan’s participants. Several estimates and assumptions are required to record these costs and liabilities, including discount rate, return on assets, salary increases, and longevity and service lives of employees. Management reviews and updates these assumptions periodically. In the Company’s Consolidated Balance Sheet at December 31, 2005, pension and postretirement assets and liabilities were accounted for in accordance with SFAS No. 87 and SFAS No. 106(R). In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R).” SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 did not have an effect on the Company’s consolidated financial condition at December 31, 2005. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company already uses a measurement date of December 31 for its pension plan. See Note 18 Retirement Plans for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements.

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

Subscription Revenue, Connection Fees and Equipment Sales

Revenue is primarily derived from the sale of cable television and Internet services to subscribers. All revenues are recorded (net of VAT) only when there is persuasive evidence of an arrangement, services have been delivered, the price is fixed or determinable and collection is reasonably assured. Customer arrangements for cable television or Internet services typically include a connection fee, required equipment rental, as well as a monthly service fee. We consider the various elements of these arrangements to be part of one bundled service offering to our customers. In accordance with SFAS No. 51, we immediately recognize connection fee revenues to the extent of direct selling costs incurred. Connection revenues in excess of direct selling costs are deferred and recognized over the estimated customer relationship period. Revenues related to the rental of set-top boxes and modems are recognized ratably over the rental period.

Investment Income and Other Income

Investment income and other income are recognized when earned and are based on changes in the fair value of marketable securities and realized gains and losses. Rental income from the lease of real estate is recognized on a straight-line basis over the term of the lease.

Stock-based Compensation Plans

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Accounting Interpretations thereof, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No compensation expense was recognized in the Consolidated Statements of Income and Comprehensive Income for 2005 or 2004 for stock options granted at market prices under APB 25. The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective method, which requires stock-based compensation to be accounted for at fair value. The intrinsic value of stock-based compensation issued to employees as of date of grant is recognized as such grants are vested. In addition, for stock options granted, the Company has adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of SFAS No. 123. The following table illustrates the effects on net loss and loss per share had we elected to recognize compensation expense based upon the fair value at the grant dates for awards under the stock option plans (in thousands, except per share data):

	Year Ended December 31, 2005	Ten months Ended December 31, 2004
Loss applicable to common shareholders:
As reported	$(21,758)	$(5,341)
Add back stock based compensation expensed	516	—
Deduct total stock based employee compensation expense determined under fair value method	(1,765)	(81)

Pro forma	$(23,007)	(5,422)

Income (loss) per share — basic and diluted (see Note 15):
As reported	$(2.46)	$(0.62)
Pro forma	$(2.60)	$(0.63)

The per share weighted average fair value of stock options granted during 2005 and 2004 under the 2003 Option Plan was $3.40 and $3.99, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate between 3.36% and 4.52%, expected lives of eighteen months to five years, and expected volatility from 68% to 70%.

Income Taxes

Income taxes are determined using the asset and liability approach prescribed by SFAS No. 109 “Accounting for Income Taxes”. This method gives consideration to the future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates. A valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized in the future. In accordance with SFAS No. 109, the Company records its net deferred tax assets and liabilities as current or noncurrent based on the classification of the related asset or liability for financial reporting, or for deferred tax positions that are not associated with an asset or liability for financial reporting, including those relating to net operating loss carryforwards, based on the expected reversal date of the temporary differences.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2006 and 2005 and 2004 totaled $1,310,000 and $385,000 and $105,000, respectively.

Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share” basic loss per share are computed based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based upon the weighted average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities. See Note 15 for additional information and a reconciliation of the basic and diluted loss per share computations.

Reporting and functional currency

The U.S. dollar is the functional currency and reporting currency of the Company. Through December 31, 2005, the U.S. dollar, as opposed to the Russian ruble, was used as the functional currency of CCTV. As of January 1, 2006, the Company changed its functional currency with respect to CCTV to the Russian ruble in accordance with SFAS No. 52 “Foreign Currency Translation”. The change was adopted prospectively in accordance with SFAS No. 52, and therefore no restatement of comparative amounts have been made for the change in functional currency. Assets and liabilities of CCTV have been translated at the rate of exchange prevailing at the balance sheet date, revenue and expenses were translated at monthly average rates of exchange. Translation gains and losses have been included as part of accumulated other comprehensive income. Gains and losses from foreign currency transactions are included in the statement of operations.

At December 31, 2006 and 2005, the official rates of exchange for US$1, as determined by the Central Bank of the Russian Federation, were 26.33 and 28.78 Russian rubles, respectively. Exchange restrictions and currency controls exist relating to converting the RR into other currencies.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on derecognition, classification and interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of 2007 and is in the process of determining the impact, if any, it will have on its financial position, cash flows and results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating the provisions of SFAS No. 155 and believe that adoption will not have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements where the FASB requires or permits fair value measurements. Accordingly, this statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS No. 157 in the first quarter of 2008 and has not yet determined the effect, if any, the adoption of SFAS No. 157 will have on its results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company evaluating the impact that the adoption of SFAS No. 159 will have on its future results of operations and financial position.

Basis of presentation

Certain amounts from prior years’ financial statements have been revised to conform with the current year presentation.

In 2005, the Company presented $1,711,000 relating to interest capitalized into principal in the consolidated statement of cash flows as a financing activity and in 2005 and 2004 it presented net (purchases) proceeds from the sale of marketable securities of ($3,092,000) and $3,113,000, respectively as investing activities. In 2006, these items were included in cash flows from operating activities, and the 2005 and 2004 amounts were revised to conform to the current year presentation.

During 2006, the Company has revised deferred costs relating to customer installations as property, plant and equipment. Accordingly, $1,182,000 of such costs in 2005 has been revised in the consolidated balance sheet and the consolidated statement of cash flows to conform to the current year presentation.

In 2005, the Company presented the payment for IAS shares within financing activities in the consolidated statement of cash flows. This amount has been revised to be included within investing activities.

(3) Renova Media Financing Transactions

In January 2005, the Company closed a $51 million debt and equity financing package with Renova Media pursuant to which the Company received $22.5 million, before taking into account transaction costs which totaled $2,980,000, in exchange for 4,500,000 shares of newly-authorized Series B Preferred Stock and warrants to acquire 8,283,000 shares of Series B Preferred Stock at $5.00 per share within five years of closing. The terms of the Series B Preferred Stock are further described in Note 14.

In connection with the debt portion of the transaction with Renova Media, the Company recorded a non-cash charge and a corresponding credit to additional paid-in-capital in the amount of $10,781,000 relating to the beneficial conversion feature (“BCF”) of the Series B Preferred Stock. The recognition of the BCF charge in the statement of operations into accumulated deficit has been considered in the calculation of the loss per share for the year ended December 31, 2005, which resulted in an increase of $1.21 in the basic and diluted loss per share. The BCF charge was calculated as the difference between the proceeds from the equity portion of the Renova Media financing allocated to Series B Preferred Stock and the $6.11 per share market value of the underlying Common Stock of the Company on the commitment date, subject to the limitation that the BCF cannot exceed the fair value of the Series B Preferred as determined by the allocation of such equity proceeds.

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

Also, as part of the Renova Media financing, CCTV received $18.5 million of proceeds from a $28.5 million five-year term loan from Renova Media which bears interest at 12.0% per annum (the “RM Term Loan”). Proceeds from the RM Term Loan were used to repay a $4 million bridge loan from Renova Media entered into in 2004 in connection with the financing and to pay $612,500 of fees associated with the RM Term Loan. The remaining proceeds from this financing are being utilized to expand CCTV’s “last-mile” hybrid fiber-coaxial network, to improve CCTV’s administrative and operating infrastructure, to allow CCTV to expand its sales and marketing activities and to meet the cash needs of both the Company and CCTV until the Company can generate sufficient cash to fund its operations. The RM Term Loan is further described in Note 12.

CCTV’s access to the final $10 million of the RM Term Loan had been conditioned on its having achieved 500,000 homes passed. At December 31, 2005, CCTV had accessed 325,954 homes with its “last mile” network. In January 2006, Renova Media agreed to waive the “homes passed” condition precedent and a $250,000 fee that would have otherwise been paid upon the drawdown of the final $10.0 million of the RM Term Loan in exchange for a nine-month extension of the exercise period of the warrants that were issued to Renova Media in connection with the financing. The value of this warrant extension has been recorded as a discount to the RM Term Loan and is being accreted over the term of RM Term Loan.

As part of the transaction with Renova Media, members of the Company’s management and consultants who were appointed in January 2005 received 1,161,050 of stock options at an exercise price of $5.00 per share. In connection with negotiated termination agreements with each of these individuals, 723,595 of these options were canceled and 437,455 options were afforded accelerated vesting and a change in the option terms to allow cashless exercise. An amount of $516,000 was recorded as compensation expense in 2005 relating to the variable accounting for such options.

(4) Marketable Securities

At December 31, 2006 and 2005, marketable securities with an aggregate market value of $4,802,000 and $3,322,000, respectively, had cost bases of $4,800,000 and $3,300,000, respectively.

Net appreciation on the Company’s trading portfolio totaled $97,000, $230,000, and $216,000 during 2006, 2005, and 2004, respectively. During these years, components of these gains represented by increases/(decreases) in unrealized gains were ($21,000), $22,000, and ($1,059,000), respectively.

(5) Inventories

Inventories consist of the following (in thousands):

	December 31, 2006	December 31, 2005
Installation equipment	$1,856	$1,538
Other	962	197
Provision of obsolescence	(179)	(498)

	$2,639	$1,237

(6) Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following (in thousands):

	December 31, 2006	December 31, 2005
Prepaid expenses	$352	$551
Advances for inventory purchases	4,348	1,162
Receivables from dealers	584	94
Other	1,169	38

	$6,453	$1,845

(7) Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2006	December 31, 2005
Land, building and improvements	$6,417	$6,410
Network equipment	44,388	18,701
Internet equipment	3,453	2,648
Subscriber equipment	9,716	2,155
Other	7,636	3,414

	71,610	33,328
Less accumulated depreciation	(13,263)	(6,416)

	$58,347	$26,912

Depreciation expense totaled $6,505,000, $2,012,000 and $1,194,000, respectively, for 2006, 2005 and 2004.

As discussed in Note 12, substantially all these assets have been pledged to secure the RM Term Loan. In addition, the Company’s real estate property secures a mortgage loan, as also discussed in Note 12.

(8) Construction in Progress and Advances

Construction in progress and advances consist of the following (in thousands):

	December 31, 2006	December 31, 2005
Advances	$125	$1,874
Construction in progress	2,965	2,217
Materials and equipment	12,757	5,035
Other	331	968
Capitalized interest	652	249
Provision for obsolescence	(1,091)	(780)

Total	$15,739	$9,563

(9) Intangible Assets and Goodwill

SFAS No. 141, “Business Combinations”, requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill.

As a result of the allocation of the purchase price of CCTV in 2004, the Company has recorded separate intangible assets relating to licenses for broadcast and other services, its relationship with COMCOR and goodwill.

The Company’s service agreements with COMCOR to provide signal delivery and other services from its fiber optic network, had been concluded at rates more favorable than current market terms. Accordingly, an intangible asset was recorded relating to the economic savings associated with this relationship. Although these service agreements are not scheduled to expire until the end of 2054, the Company believes that obsolescence, demand, competition, and other economic factors limit the usefulness of these agreements and, accordingly, the relationship will be amortized over a useful life of ten years based on the consideration of the aforementioned factors. The Company believes that subsequent revisions to these agreements which were ratified in March 2005 and which, among other things, increased certain fees to be charged by COMCOR and reduced other charges, plus provided the Company with operational and other enhancements, do not represent impairments of the value of such agreements.

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

At December 31, 2006 and 2005, intangible assets were comprised as follows (in thousands):

	December 31, 2006			December 31, 2005
	Gross amount	Accumulated amortization	Net book value	Gross Amount	Accumulated amortization	Net book value
Agreement with COMCOR	$3,780	$(1,134)	$2,646	$3,490	$(698)	$2,792
Broadcasting licenses	2,785	(835)	1,950	2,572	(514)	2,058

Totals	$6,565	$(1,969)	$4,596	$6,062	$(1,212)	$4,850

Amortization expense relating to intangible assets totaled $631,000, $606,000 and $606,000, respectively, in each of the years ended December 31, 2006 and 2005 and 2004. Based on the ruble-dollar exchange rate at December 31, 2006, the Company estimates that amortization expense relating to intangible assets will total $3,282,000 in aggregate during the next five years.

SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test involves a comparison of the fair value of a reporting unit as defined under SFAS No. 142, with the carrying amounts of the related assets. If the aggregated carrying amount of the reporting unit’s assets exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit’s goodwill exceeds implied goodwill based on the allocation of the reporting unit’s fair value. The Company’s annual impairment tests were performed on December 31, 2006 and 2005, based upon the Company’s market capitalization. Because the fair value of the reporting unit exceeded its carrying value at both dates, the additional analysis was not required and there was no impairment of goodwill at December 31, 2006 or 2005. The Company did not identify any indicators of impairment during 2006, 2005 and 2004 requiring an impairment test to be performed.

(10) Investment in Institute For Automated Systems

The Company has a 43.5% equity interest in the Institute for Automated Systems (“IAS”), which is a telecommunications company that operates a data communications network in Russia.

At December 31, 2006, the reported value of the Company’s investment in IAS of $7,210,000 is approximately $4,032,000 more than the Company’s 43.5% in the underlying shareholders’ equity reported by IAS. This difference is attributed to buildings and is being depreciated over a useful life of 30 years.

For 2006, 2005 and 2004, the Company recorded $490,000, $457,000 and $347,000, respectively, as its equity interest in IAS’s losses as an adjustment to the carrying value of this investment asset. Such equity in IAS’s losses include adjustments for amortization of the Company’s equity interest in the fair value of IAS’s depreciable assets based on the allocation of the purchase price attributable to the Company’s investment in IAS. The following presents the summarized financial condition of IAS as of December 31, 2006 and 2005, and the results of its operations for the years ended December 31, 2006, 2005 and 2004 (in thousands):

Balance Sheet	December 31, 2006	December 31, 2005
Current assets	$2,064	$1,347
Non-current assets	8,740	7,354

Total assets	$10,804	$8,701

Current liabilities	$2,512	$691
Non-current liabilities	987	434

Total liabilities	3,499	1,125
Shareholders’ equity	7,305	7,576

	$10,804	$8,701

	Years ended December 31,
Statement of Operations	2006	2005	2004
Revenues	$9,364	$5,851	$5,335
Cost of revenues	(7,860)	(4,851)	(4,227)
Operating expenses	(2,276)	(1,729)	(1,633)

Loss from operations	(772)	(729)	(525)
Interest expense, net	(95)	(22)	(207)
Income tax expense	—	—	(66)

Net loss	$(867)	$(751)	$(798)

(11) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31, 2006	December 31, 2005
Advances from subscribers	$4,608	$1,552
Payables to suppliers	2,180	1,209
Employee compensation	2,216	754
Accrued interest	879	566
Accrued preferred dividends	75	75
Income taxes	408	30
Other	2,784	663

	$13,150	$4,849

(12) Note Payable to Shareholder and Long-Term Debt

Note payable to Shareholder and Long-term debt consist of the following (in thousands):

	December 31, 2006	December 31, 2005
RM Term Loan, due January 2010, interest at 12.0%, payable quarterly, secured by substantially all company assets, net of $1,368,000 of unamortized discount	$32,100	$20,211
Convertible subordinated debentures, due October 2007; interest at 10.5% payable semi-annually; annual principal payments through maturity, unsecured	357	788
Mortgage loan, due June 2013; interest at 7.02%, monthly principal payments of $12	2,695	—
Mortgage loan, due June 2010; interest at LIBOR plus 2.25%; monthly principal payments of $14	—	1,583

	35,152	22,582
Less current maturities	(497)	(598)

	$34,655	$21,984

The RM Term Loan is a $28.5 million loan agreement, of which $18.5 million was drawn in January 2005. Interest accrues at the annual rate of 12.0%. On a quarterly basis, the Company has the option to pay the interest or add the interest to the principal balance of the note. As of December 31, 2006, a total of $4,968,000 of such interest had been added to the principal of the note. In February and March 2006, the Company received a total of $10.0 million of additional proceeds pursuant to this loan agreement after having received a waiver from Renova Media with respect to a provision of the loan agreement that had required that the Company have extended its HFC Network to at least 500,000 homes prior to receiving such additional funds. The loan agreement called for a 2.5% arrangement fee which was paid with respect to the $18.5 million drawdown. This fee was waived for the final $10 million of draw down in exchange for an extension of a warrant that had been granted to Renova Media in January 2005. See Note 23 for a discussion of the waiver of these loan agreement provisions. The value of this warrant extension has been recorded as a discount to the RM Term Loan and is being accreted over the term of RM Term Loan. The RM Term Loan also called for a commitment fee equal to 1.25% of the unused portion of the loan facility which was paid in quarterly installments until the loan was fully drawn in March 2006.

The terms of the 2007 convertible subordinated debentures call for the redemption of the outstanding balance in October 2007. The debentures are convertible into Common Stock of the Company at any time prior to maturity at $16.167 per share, subject to adjustment under certain conditions. At December 31, 2006, 22,082 shares of Common Stock were reserved for such conversions.

The mortgage loan is secured by a pledge of a real estate property owned by the Company’s subsidiary, Andersen Land Corp., which at December 31, 2006 has a net carrying value of $2,657,000, and an assignment of the rents.

Maturities of long-term debt for each of the next five fiscal years as of December 31, 2006 are as follows (in thousands):

2007	$497
2008	140
2009	140
2010	33,608
2011	140
2012 and thereafter	1,995

$36,520

(13) Income Taxes

The Company is incorporated in the U.S., but the Company primarily operates in Russia which has different tax laws and rates, and accordingly the mix of business activities by country will have a significant affect the Company’s effective tax rate.

Income tax benefit (expense), consists of the following (in thousands):

	Years ended December 31,		Ten Months ended December 31, 2004
	2006	2005
Current Federal	$—	$69	$—
Current State	(30)	332	(37)
Current Foreign	(255)	—	—
Deferred Federal	(98)	(36)	6
Deferred State	(26)	(37)	2
Deferred foreign	194	1,207	197

Income tax (expense) benefit	$(215)	$1,535	$168

The difference between the actual income tax expense (benefit) and the income tax expense (benefit) computed by applying the statutory Federal income tax rate of 34% and the Russian income tax rate of 24% to income (loss) before income taxes is attributable to the following (in thousands):

	Years ended December 31,		Ten Months ended December 31,
	2006	2005	2004
Income tax benefit at statutory rates	$7,105	$4,178	$1,751
Effect of foreign tax rate differences	(1,985)	(1,562)	(324)
State income taxes, net of Federal impact	350	179	(23)
Investment in CCTV	1,461	—	—
Valuation allowance	(6,533)	(611)	(1,509)
Other	(613)	(649)	273

Income tax (expense) benefit	$(215)	$1,535	$168

The principal components of the net deferred tax assets (liability) as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31, 2006	December 31, 2005
Deferred tax liabilities:
Fixed asset basis differences	$(3,363)	$(1,413)
Construction in process and advances	—	(1)
Pension	(1,274)	(2,016)
Intangible assets	(1,073)	(1,363)
Investment in IAS	(333)	(558)
Unrealized gains on marketable securities, net	—	(8)

Total deferred tax liabilities	(6,043)	(5,359)

Deferred tax assets:
Post-retirement benefits other than pensions	340	286
Accruals and provisions	1,118	445
Deferred revenue	177	382
Investment in CCTV	1,461	—
Renova Media acquisition costs	289	—
Federal and State credit carry-forwards	343	404
Federal, State and foreign, net operating loss carry forwards	9,039	3,152

Total deferred tax assets	12,767	4,669
Valuation allowance	(8,356)	(1,823))

Net deferred tax assets	4,411	2,846

Net deferred tax liabilities	$(1,632)	$(2,513)

At December 31, 2006, the Company had $343,000 of Federal alternative minimum tax credit carryforwards that have no expiration date. U.S. net operating loss carryforwards expire from 2024-2026, and Russian tax operating loss carryforwards expire in 2017. At December 31, 2006, approximately $2,132,000 of the Russian net operating loss carryforwards relate to losses incurred prior to the Company’s acquisition of CCTV in February 2004. If the tax benefits of these losses are ultimately realized, the Company will record a corresponding adjustment to goodwill.

A valuation allowance of $8,356,000 has been established at December 31, 2006 against the U.S. and Russian net operating loss carryforwards, credit carryforwards and other net deferred tax assets to the extent it is more likely than not that these items will not be realized.

Russian tax, currency and customs legislation is subject to varying interpretations and changes, which can occur frequently. Management’s interpretation of such legislation, as applied to the transactions and activity of the Company, including those between and among the Company and its consolidated subsidiaries, may be challenged by the relevant regional and federal authorities. Recent events within the Russian Federation suggest that the tax authorities may be taking a more assertive position in their interpretation of the legislation and assessments, and it is possible that transactions and activities that have not been challenged in the past may be challenged. As a result of both Company activities across various jurisdictions and the recent approach of tax authorities, significant additional taxes, penalties and interest may be assessed. The Company has recorded a provision in the amount of $995,000 for taxes that could possibly be asserted may be due relating to activities in Russia among its U.S., Cyprus and Russian-based entities that could be viewed as representing that the Company has a permanent establishment in Russia. . Fiscal periods remain open to review by the authorities for three calendar years preceding the year of review (one year in the case of customs). Significant additional taxes, penalties and interest may be assessed on taxpayers in the Russian Federation as a result of such reviews. Under certain circumstances reviews may cover longer periods.

(14) Stockholders’ Equity

The following is a summary of the changes in the number of shares of our Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”), Series B Preferred Stock, Common Stock and Treasury Stock for 2006, 2005 and 2004:

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Treasury Stock
Balance February 29, 2004	188,006	—	8,430,335	—
Stock grants	—	—	59,433	(44,500)
Shares issued to COMCOR	—	—	220,879	—
Series A Preferred Stock redemption	(8,761)	—	—	—
Series A Preferred Stock conversions	(29,101)	—	88,895	—
Shares sold by Rabbi Trust	—	—	—	20,000

Balance December 31, 2004	150,144	—	8,799,542	(24,500)
Stock grants	—	—	38,523	—
Stock options exercised	—	—	22,681	—
Issued in private placement	—	4,500,000	—	—

Balance December 31, 2005	150,144	4,500,000	8,860,746	(24,500)
Issued in private placements	—	—	4,780,444	—
Stock grants	—	—	117,646	—
Stock options exercised	—	—	167,973	—
Series A Preferred Stock conversion	(182)	—	556	—

Balance December 31, 2006	149,962	4,500,000	13,927,365	(24,500)

Series A Cumulative Convertible Preferred Stock

The Company’s Series A Preferred Stock has an annual dividend rate of $1.50 per share, which is paid quarterly. The Series A Preferred Stock is convertible into the Company’s Common Stock at any time at a rate of 3.055 shares of Common Stock for each share of Series A Preferred Stock, subject to certain adjustments. At December 31, 2006, 458,133 shares of Common Stock have been reserved for the possible conversion of the Series A Preferred Stock.

In April 2004, the Company called for the redemption of 35,000 shares, or approximately 18.6%, of the outstanding shares of its Series A Preferred Stock. As a result of the redemption and voluntary conversions of the Series A Preferred Stock into Common Stock in lieu of redemption, 8,761 shares of Series A Preferred Stock were redeemed and 29,016 shares of Series A Preferred Stock were converted into 88,635 shares of Common Stock. Also, during 2006 and 2004, 182 and 85 shares of Series A Preferred Stock, respectively, were exchanged for 556 and 259 shares of Common Stock, respectively. At December 31, 2006, 149,962 shares of Series A Preferred Stock remain outstanding.

The Series A Preferred Stock have a preference in liquidation in the amount of $18.75 per share. The Series A Preferred Stock is senior to the Common Stock and Series B Preferred Stock with respect to dividends and liquidation events.

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

The Company also issued Renova Media a warrant to acquire 8,283,000 shares of the Series B Preferred Stock at a price of $5.00 per share. The maturity of this warrant, which originally was set for January 13, 2010, was extended in January 2006 to October 2010 in connection with certain waivers granted to the Company with respect to the Term Loan with Renova Media as further described in Notes 12 and 23.

Common Stock Private Placements

In May 2006, the Company received net proceeds of $19,961,000 from the private placement of 2,438,684 units of its equity securities at $8.2725 per unit, with each unit comprised of one share of Common Stock and one-half warrant. Each whole warrant entitles the holder to purchase one share of Common Stock for $9.852 through May 2008. Renova Media purchased 1,208,824 units, and directors and officers of the Company purchased 608,860 units. The remaining 621,000 units were purchased by unaffiliated investors. The Company paid $213,000 in costs of the transaction, which costs have been charged against additional paid-in capital.

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

(15) Loss Per Share

The computation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Years ended December 31,		Ten months ended December 31, 2004
	2006	2005
Numerator for basic and diluted loss per share:
Loss applicable to common shareholders	$(21,338)	$(21,758)	$(5,341)

Denominator for basic loss per share:
Weighted average shares outstanding	11,080	8,842	8,612
Effect of dilutive securities	—	—	—

Denominator for diluted loss per share	11,080	8,842	8,612

Basic and diluted loss per share	$(1.93)	$(2.46)	$(0.62)

For 2006, 2005 and 2004, the net addition of 519,813, 32,921 and 10,792 common share equivalents, respectively, from the assumed exercise of stock options using the treasury method have been excluded, because of their anti-dilutive effects. For each of 2006, 2005 and 2004, the assumed conversion of the Series A Preferred Stock and the 10 1/2% Convertible Subordinated Debentures have been excluded because the impacts of such conversions would have been anti-dilutive. For 2006 and 2005, the assumed conversion of the Series B Preferred Stock has been excluded because the impacts of such conversion would also have been anti-dilutive.

(16) Stock Option Plan and Stock Plan

The Company’s 2003 Stock Option Plan, as amended in December 2004, (the “2003 Option Plan”) provides for option grants totaling up to 1,700,000 shares of Common Stock to directors and key employees at exercise prices equal to at least 50% of the stock’s fair market value at date of grant. Options have a maximum term of ten years. As of December 31, 2006, the Company had reserved 1,255,045 shares of its authorized but unissued shares of Common Stock for the exercise of stock options, including 164,780 options which remained available for grant under the plan.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) requiring that compensation cost relating to share-based payment transactions be recognized in the statement of operations. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight line basis over the employee’s requisite service period for the entire award (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company adopted SFAS No. 123(R) using the modified prospective method and, accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

For the year ended December 31, 2006, the Company recorded $1,127,000 of compensation costs related to stock options which has been included in operating expenses. There were no components of these costs which were required to be capitalized into construction in progress. This expense equates to an additional expense of $0.10 per share, basic and diluted, for the year. The adoption of SFAS No. 123(R) did not have any impact on the Company’s cash flow, as the Company did not recognize any associated future income tax benefits relating to this expense.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from long-term traded options on the Company’s Common Stock. Such model uses historical data to estimate option exercise and employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our stock options consistent with the requirements of SFAS No. 123(R):

Nine Months Ended September 30, 2006
Expected volatility	65.1% - 70.6%
Expected annual dividend yield	0%
Risk free rate of return	3.36% - 4.89%
Expected option term (years)	0.1 - 5.0

During 2005, in conjunction with the termination of certain key employees, the Company canceled 723,595 options and accelerated the vesting of 437,455 options and a change in the option terms to allow cashless exercise. In accordance with APB No. 25, such options were accounted for as “variable” options.

Stock option activity under the Company’s plans was as follows:

Outstanding Options	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices
Balance as of February 29, 2004	56,500	$8.35	$3.81 - $13.50
Issued	95,000	$6.61	$6.61
Canceled	—	—	—
Exercised	—	—	—

Balance as of December 31, 2004	151,500	$7.26	$3.81 - $13.50
Issued	1,890,974	$5.09	$5.00 - $6.11
Canceled	(766,595)	$5.26	$5.00 - $13.50
Exercised	(138,455)	$4.97	$3.81 - $5.00

Balance as of December 31, 2005	1,137,424	$5.28	$3.81 - $6.61
Issued	272,841	$9.41	$3.81 - $9.97
Canceled	(7,500)	$3.81	$3.81
Exercised	(312,500)	$4.98	$3.81 - $6.125

Balance as of December 31, 2006	1,090,265	$6.41	$5.16 - $9.97

At December 31, 2006, the range of exercise prices and the weighted average remaining contractual life of the options was as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$9.26 - $9.97	250,341	$9.66	4.6 years	23,250	$9.26
$8.12	15,000	$8.12	4.4 years	15,000	$8.12
$6.11 - $6.61	105,000	$6.56	3.2 years	73,333	$6.54
$5.74	50,000	$5.74	8.5 years	50,000	$5.74
$5.16 - $5.21	669,924	$5.18	3.8 years	87,333	$5.21

	1,090,265	$6.41	4.1 years	248,916	$6.26

The following table summarizes information about nonvested stock option awards as of December 31, 2006 and changes for the year ended December 31, 2006:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	733,257	$3.11
Granted	272,841	$5.35
Vested	(164,749)	$3.24

Non-vested at December 31, 2006	841,349	$3.81

At December 31, 2006, there was $2,350,000 of unrecognized compensation cost relating to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.87 years.

The 2003 Stock Plan provides for the grant of up to 330,000 shares of the Company’s Common Stock to employees, directors and consultants. During 2006 and 2005 and 2004, the Company issued 117,646 and 38,794 shares and 59,433 shares, respectively, pursuant to the plan. At December 31, 2006, 73,398 shares remained available for grant under the 2003 Stock Plan.

(17) Stock Purchase Warrants

Outstanding stock purchase warrants as of December 31, 2006 were as follows:

	Number of Warrants	Weighted Average Exercise Price	Expiration Date
Issued in connection with January 2005 private placement	8,283,000	$5.00	October 2010
Issued in connection with May 2006 private placement	1,219,342	$9.852	May 2008
Issued in connection with September 2006 private placement	1,170,880	$11.004	September 2008

	10,673,222	$6.213

The 8,283,000 warrants which expire in October 2010 entitle the holder, Renova Media, to acquire Series B Preferred Stock, which are convertible into Common Stock on a share-for-share basis. At the expiration of these warrants, the current liquidation preference provisions of the Series B Preferred Stock will have expired.

(18) Retirement Plans

The Company maintains a noncontributory defined benefit plan and a defined contribution plan, which collectively cover substantially all full-time U.S.-based employees. The defined contribution plan is funded through employee contributions and employer matching contributions. Pension expense for the Company’s defined contribution plan totaled $6,000, $0 and $7,000 in 2006, 2005 and 2004, respectively. Forfeiture funds with the defined contribution plan were used in each of these accounting periods to reduce the Company’s contributions. The defined benefit plan held 12,250 shares of the Company’s Common Stock at each of December 31, 2006 and 2005.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158. SFAS No. 158 includes a requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end balance sheet effective for fiscal years ending after December 15, 2008. The Company currently utilizes December 31 as the measurement date for its plan assets and benefit obligations and, therefore, complies with this requirement.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s statement of financial position at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. The following schedule provides the results of adoption of SFAS No. 158 (in thousands):

	At December 31, 2006
	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported at December 31, 2006
Prepaid pension expense	$5,426	($2,196)	$3,230
Deferred tax liabilities	(2,140)	866	(1,274)
Accumulated other comprehensive income	—	1,330	1,330

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: Unrecognized prior service costs of $(2,000) (($1,000) net of tax) and unrecognized actuarial losses of $2,198,000 ($1,331,000 net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2007 are $0 ($0 net of tax) and $52,000 ($32,000 net of tax), respectively.

The following table sets forth the changes in benefit obligations, changes in fair value of plan assets, funded status and net amounts recognized for the defined benefit plan (in thousands).

	Year Ended December 31, 2006	Year Ended December 31, 2005	Ten Months Ended December 31, 2004
Changes in Benefit Obligations
Benefit obligation at beginning of year	$14,145	$14,374	$13,999
Service cost	21	29	24
Interest cost	803	805	819
Experience loss	332	100	81
Distributions	(1,373)	(1,163)	(1,016)
Effect of assumption changes	(90)	—	467

Benefit obligation end of year	13,838	14,145	14,374

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	16,740	15,762	15,438
Actual return on assets	1,701	2,141	1,340
Benefits paid	(1,373)	(1,163)	(1,016)

Fair value of plan assets at end of year	17,068	16,740	15,762

Funded status	3,230	2,595	1,388
Unrecognized net actuarial loss	—	2,518	3,542
Unrecognized past service cost	—	(2)	(3)

Prepaid pension expense	$3,230	$5,111	$4,927

Experience losses are comprised primarily of variances in employee turnover, the amount of salary increases and the defined benefit plan’s mortality experience. The effect of assumption changes is primarily comprised of changes in the discount rate used to calculate the projected benefit obligations.

The projected benefit obligations were determined using the following assumptions:

	December 31, 2006	December 31, 2005
Discount rate	5.82%	5.75%
Future compensation growth rate	5.00%	5.00%
Long-term rate of return on plan assets	7.50%	7.50%

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

Net pension (income) expense for the Company’s funded defined benefit plan in 2006, 2005 and 2004 includes the following components (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Ten Months Ended December 31, 2004
Service cost of benefits accrued	$21	$29	$24
Interest cost on projected benefit obligations	803	805	820
Expected return on plan assets	(1,217)	(1,147)	(1,126)
Amortization of net actuarial loss	78	129	109

Pension income	$(315)	$(184)	$(173)

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

The following table presents the target allocation for 2006 and the asset allocation for the defined benefit plan as of December 31, 2006, and December 31, 2005, by asset category:

		Actual Allocation of Plan Assets
Asset Category	Target Allocation	December 31, 2006	December 31, 2005
Equity securities	35-50%	63%	50%
Income securities	50-65%	37%	50%

		100%	100%

The Company has not made any contributions to the defined benefit plan since the plan was acquired in 1991, and it expects that it will not be required to make any contributions during 2007.

As of December 31, 2006, the estimated future benefit payments for the next ten years are as follows (in thousands):

2007	$1,006
2008	1,012
2009	1,002
2010	984
2011	959
2012 – 2016	4,678

(19) Business Segments

The Company operates in one reportable segment, which includes its terrestrial television, cable television and Internet access operating company, which operates in Moscow, Russia and from which all its revenues are derived and substantially all of its assets are located. Accordingly, the Company does not disclose any segment information under the definition of segment reporting, defined by SFAS No. 131.

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

(21) Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings generally incidental to its business. The outcome of any litigation or regulatory issues contains an element of uncertainty. Given the legal and factual issues that remain outstanding related to the Company’s litigation, the Company currently has made provisions for losses that may occur upon the settlement of these legal matters, however, there can be no assurance that such loss provisions will be adequate to meet the actual losses, should any ultimately occur.

Morton International, Inc. v. A.E. Staley Mfg. Co. et al. and Velsicol Chemical Corp. v. A.E. Staley Mfg. Co. et al.

As originally reported in the Company’s Form 10-K for the year ended February 28, 1997, in July 1996, two companion lawsuits were filed in the United States District Court for the District of New Jersey, by various owners and operators of the Ventron-Velsicol Superfund Site (the “Site”) in Middlesex County, New Jersey (“Lawsuits”). The Lawsuits, which were subsequently consolidated, were filed under the Comprehensive Environmental Resource Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act, the New Jersey Spill Act and New Jersey common law, alleging that the defendants (over 100 companies, including the Company’s then wholly-owned subsidiary, The JM Ney Company (“JM Ney”) were generators of certain wastes allegedly processed at the Site. The Lawsuits seek recovery of costs incurred and a declaration of future liability for costs to be incurred by the owners and operators in studying and remediation the Site.

Subsequent to the filing of the Lawsuits, the Company sold JM Ney’s operations in 2002 in an asset transaction. JM Ney, which has been renamed Andersen Land Corp. (“ALC”), retained certain liabilities of JM Ney under the contractual terms of the sale, including certain legacy liabilities arising out of the Lawsuits.

As further reported in the Company’s Form 10-Q for the period ended November 30, 2001, this case was dismissed without prejudice and the plaintiffs did not have the ability to reinstate their claims for a minimum of three years until October 2004. In November 2006, the Plaintiffs notified the Company, along with other former defendants in the 1996 lawsuits that it intended to reinstate the 1997 actions because the United States Environmental Protection Agency (“USEPA”) had selected a remedy for Operable Unit 1 (“OU1”) of the Remedial Action for the Site. Before reinstating the lawsuits, however, plaintiffs invited the defendants to participate in an alternate dispute resolution process or mediation (collectively, “ADR”) to determine if the parties are able to settle plaintiffs’ past costs demands for OU1 as well any future costs incurred to investigate and remediate the Berry’s Creek Area of the Site, also known as Operable Unit 2 (“OU2”).

Subsequent to the Plaintiffs’ notice, the USEPA sent a letter to the Company, along with more than 140 other parties, notifying each of its potential liability at the OU2 area and inviting the parties to perform the Remedial Investigation and Feasibility Study for the OU2 Study Area. The parties have until July 2007 to respond to this request.

Given the legal and factual issues that remain outstanding, the Company currently has no basis to ascertain the range of loss, should any occur, with respect to an outcome that may be considered unfavorable. Nor is there any basis on which to predict the timing of any such loss. The Company is advised that ALC and the Company appear to have meritorious defenses and senior management of ALC and the Company are committed to defend in an appropriate manner any litigation that may arise subsequent to termination of ADR proceedings being undertaken in connection with the pending Lawsuits.

Levy Investments, Ltd. v. Moscow CableCom Corp., Oliver R. Grace, Jr., Jay M. Haft, Andrew Intrater, Ivan Isakov, Valentin V. Lazutkin, James J. Pinto, Vladimir A. Serdyuk, Mikhail Smirnov, David R. Van Valkenburg, Alexander P. Vladislavlev, and Renova Media Enterprises Ltd.

On November 7, 2006, following Renova Media’s announcement of its initial proposal to acquire the equity interest in the Company that it does not directly own in a negotiated acquisition at $10.80 per share of common stock, Levy Investments, Ltd. filed a purported class action on behalf of our public stockholders in the Court of Chancery for the State of Delaware, against us, each of our directors and Renova Media. The plaintiff alleges, among other things, that the consideration offered to our stockholders pursuant to Renova Media’s initial proposal of $10.80 per share of common stock is not adequate and constitutes an unfair price. In addition, the plaintiff alleges that Renova Media’s initial proposal is an unfair attempt to freeze out our public stockholders and is designed to enrich Renova Media at the expense of our public stockholders. Plaintiff seeks injunctive relief or, in the alternative, rescission, and an accounting and damages. We believe the allegations are without merit and plan to defend them vigorously.

Purchase Commitments

Purchase commitments for network design and construction, including equipment for subscriber equipment and other materials totaled approximately $8,597,000 as of December 31, 2006. Commitments for the lease of space, all of which expire within one year, total $1,367,000.

Content Providers

Due to undefined procedures regulating the legal relationships between cable TV operators, the Company is contingently liable for amounts that may be due from organizations which operate collective copyright agreements with respect to copyright programs transmitted through the Company’s HFC Network.

Access to MFON

The Company gains access to its signals through COMCOR’s MFON pursuant to service agreements for the preferred use of secondary nodes which expire at the end of 2054. The service agreements are cancelable at anytime by the Company subject to a cancellation penalty of 140,000 rubles for each secondary node connected to the Company’s network for less than three years. At December 31, 2006, 337 of COMCOR’s 564 secondary nodes connected to the Company’s network had been in service for less than three years.

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

Russian Taxation and Legislation

Russian tax, currency and customs legislation is subject to varying interpretations, and changes, which can occur frequently. Management’s interpretation of such legislation as applied to transactions and activity conducted by the Company, including those between and among the Company and it consolidated subsidiaries, may be challenged by the relevant regional and federal authorities. In particular, recent developments in the Russian environment suggest that the Russian authorities are becoming more active in seeking to enforce interpretations of the tax legislation, which may be different to their previous interpretations or practices. The Company has recorded a provision in the amount of $995,000 for taxes that could possibly be asserted may be due relating to activities in Russia among its U.S., Cyprus and Russian-based entities that could be viewed as representing that the Company has a permanent establishment in Russia. Fiscal periods remain open to review by the authorities for three calendar years preceding the year of review (one year in the case of customs). Significant additional taxes, penalties and interest may be assessed on taxpayers in the Russian Federation as a result of such reviews. Under certain circumstances reviews may cover longer periods.

The Company has recorded a provision of $1,118,000 against its VAT receivable relating to the Company having offset VAT it received from its customers against VAT paid to suppliers and vendors in 2003 and 2004, which are being contested in the Russia tax court system. Although the Company believes it has properly accounted for the payment and receipt of VAT in accordance with relevant legislation, there can be no assurance that Company will prevail in this process.

The Company has not made any provision for further claims made with respect to approximately $7,570,000 of VAT reported during 2006. The Company believes that it will prevail based upon the merits of its positions, which have been supported by new VAT regulations and recent favorable decisions in lower level courts. However, there can be no assurances made whether the Company will ultimately prevail in these matters. Management believes that it has paid or accrued all taxes that are applicable. Where uncertainty exists, the Company has accrued tax liabilities based on management’s best estimate.

As of December 31, 2006, the Company does not believe that any material matters exist relating to the developing markets and evolving fiscal and regulatory environment in Russia including current pending or future governmental claims and demands, which would require adjustment to the accompanying financial statements in order for those statements not to be misleading.

In the ordinary course of business, the Company may be party to various legal and tax proceedings, and subject to claims, certain of which relate to the developing markets and evolving fiscal and regulatory environments in which the Company operates. In the opinion of management, the Company’s liability, if any, in all pending litigation, other legal proceeding or other matters other than what is discussed above, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

(22) Supplemental Disclosure of Cash Flow Information

The information below supplements the cash flow data presented in the Company’s Consolidated Statements of Cash Flows (in thousands):

	Years Ended December 31,		Ten Months ended December 31, 2004
	2006	2005
Cash paid (received) for:
Interest	$825	$372	$325
Income taxes, net	$35	$(11)	$100

During 2006 and 2005, the Company issued 157,473 and 19,681 shares, respectively, of its Common Stock to former executives in settlement of the “cashless” exercise of stock options to acquire 302,000 and 135,455 shares, respectively, of the Company’s Common Stock.

As discussed in Note 14, during 2006 and 2004, the Company issued a total of 556 and 88,894 shares, respectively, of its Common Stock in exchange for 182 and 29,101 shares, respectively, of its Series A Preferred Stock.

(23) Related Party Transactions

In connection with the May 2006 private placement, Renova Media purchased 1,208,824 units, comprising 1,208,824 shares of our common stock and 604,412 warrants to acquire our common stock, in exchange for $10,000,000. In connection with September private placement, Renova Media purchased 2,166,260 units, comprising 2,166,260 shares of our common stock and 1,083,130 warrants to acquire our common stock, in exchange for $20,000,000.

As part of the May 2006 private placement, directors and officers of the Company, or entities controlled by them, purchased an aggregate total of 608,860 units comprising 608,860 shares of our common stock and 304,430 warrants to acquire our common stock, in exchange for a total of $5,036,794.

In connection with the receipt of a waiver of a provision of the RM Term Loan that had required that the Company have extended its HFC Network to at least 500,000 homes prior to receiving such additional funds and the waiver of a 2.5% arrangement fee in connection with the drawdown of the final $10 million of the RM Term Loan, the Company extended the expiration date of the warrant held by Renova Media to purchase 8,283,000 shares of Series B Preferred Stock as described in Note 14, from January 2010 to October 2010. In connection with this warrant extension, the Company recorded a discount to the RM Term Loan of $1,724,000, which is being accreted over the remaining life of the RM Term Loan.

During 2006, the Company paid Renova US Holdings, Ltd, an affiliate of Renova Media, $51,473 as a fee for Renova US Holdings Ltd having provided cash collateral to support its guarantees of Renova Media’s financing commitment to the Company as described in Note 1. During 2006, the Company paid or accrued a total of $28,000 to Renova US Management, an affiliate of Renova Media, in lieu of fees paid to Columbus Nova Capital employees who also served as directors for the Company.

At December 31, 2006 and 2005, the Company had recorded liabilities to COMCOR totaling $731,000 and $531,000, respectively relating to unpaid fees which were incurred for signal delivery and data network services. During the years ended December 31, 2006 and 2005, CCTV recorded $5,129,000 and $2,454,000, respectively, of costs associated with services provided by COMCOR. At December 31, 2006, COMCOR, which is controlled by Renova Media, owned approximately 22.8% of the Company’s voting equity securities.

CCTV leases office space from IAS for which it paid a total of $860,000 and $582,000, respectively, during the years ended December 31, 2006 and 2005.

(24) Subsequent Events

On February 21, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Renova Media would acquire, through the Merger (the “Merger”) of its wholly-owned subsidiary with and into the Company, all of the equity interests of the Company which it does not directly own. Renova Media will acquire such equity interests at a cash price of $12.90 per share of Company’s common stock, and an equivalent as-converted price for each of the Company’s outstanding shares of Series A Convertible Preferred Stock. The consummation of the Merger is subject to the satisfaction of certain conditions set forth in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, the Company and CCTV entered into a Bridge Facility Agreement with Renova Media. Pursuant to the Bridge Facility Agreement, Renova Media has agreed, subject to the terms and conditions therein, to make available up to $45,000,000 of unsecured, subordinated debt financing to CCTV. The loans will be extended through nine equal monthly advances through October 2007. The first three advances occurred in February, March and April 2007. The monthly drawdowns are subject to CCTV achieving defined monthly progress in the expansion of its HFC Network in Moscow. The Bridge Facility Agreement bears interest at the annual rate of 10% and matures in October 2009 subject to an earlier maturity upon the occurrence of certain events.

(25) Quarterly Financial Data (unaudited)

All amounts are presented in thousands, except for per share data.

2006 Quarterly Financial Data	March 31	June 30	September 30	December 31
Revenue	$4,109	$5,216	$5,845	$8,696
Cost of sales	2,858	4,030	5,080	6,196

Gross profit	1,251	1,186	765	2,500
Operating expenses	4,385	5,696	6,444	11,432

Operating loss	(3,134)	(4,510)	(5,679)	(8,932)
Equity in losses of IAS	(131)	(73)	(188)	(98)
Investment income and other income	125	191	254	266
Interest expense	(609)	(948)	(907)	(830)
Foreign currency transaction gain (loss)	1,357	989	651	1,308

Loss before income taxes	(2,392)	(4,351)	(5,869)	(8,286)
Income tax benefit (expense)	(168)	177	(314)	90

Net loss	(2,560)	(4,174)	(6,183)	(8,196)
Preferred dividends	(56)	(57)	(56)	(56)

Net loss applicable to common shareholders	$(2,616)	$(4,231)	$(6,239)	$(8,252)

Net loss per share — basic and diluted	$(0.29)	$(0.42)	$(0.54)	$(0.60)
Average number of shares outstanding	8,891	10,149	11,478	13,803

2005 Quarterly Financial Data	March 31	June 30	September 30	December 31
Revenue	$2,231	$2,401	$2,411	$3,560
Cost of sales	1,488	1,624	2,128	3,249

Gross profit	743	777	283	311
Operating expenses	2,432	2,989	3,440	3,651

Operating loss	(1,689)	(2,212)	(3,157)	(3,340)
Equity in losses of IAS	(57)	(86)	(160)	(154)
Investment income and other income	249	342	282	254
Interest expense	(579)	(654)	(665)	(554)
Foreign currency transaction gain (loss)	(3)	(72)	6	(38)

Loss before income taxes	(2,079)	(2,682)	(3,694)	(3,832)
Income tax benefit (expense)	32	1,289	(102)	316

Net loss	(2,047)	(1,393)	(3,796)	(3,516)
Preferred dividends	(56)	(57)	(56)	(56)
Beneficial conversion feature	(10,781)	—	—	—

Net loss applicable to common shareholders	$(12,884)	$(1,450)	$(3,852)	$(3,572)

Net loss per share — basic and diluted	$(1.46)	$(0.16)	$(0.44)	$(0.40)
Average number of shares outstanding	8,812	8,834	8,850	8,861

(26) Comparative Financial Information (unaudited)

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

	Years ended December 31,		Ten month periods ended December 31,
	2005	2004	2004	2003
		(unaudited)		(unaudited)
Sales and revenues
Subscription revenue, connection fees and equipment sales	$10,373	$5,752	$5,752	$—
Other	230	380	380	—

Total revenue	10,603	6,132	6,132	—

Cost of sales
Services from related party	2,454	1,310	1,310	—
Salaries and benefits	1,348	1,143	1,143	—
Depreciation and amortization	2,177	1,451	1,451	—
Other	2,510	1,279	1,279	—

Total cost of sales	8,489	5,183	5,183	—

Gross margin	2,114	949	949	—

Operating expenses
Salaries and benefits	6,489	3,049	2,851	472
Depreciation	441	389	349	198
General and administrative	5,582	4,146	3,626	1,647

Total operating expenses	12,512	7,584	6,826	2,317

Loss from operations before income taxes	(10,398)	(6,635)	(5,877)	(2,317)
Equity in losses of Institute for Automated Systems	(457)	(347)	(347)	—
Equity in losses of Moscow Broadband Communication Ltd.	—	—	—	(531)
Investment income and other income	1,127	906	677	1,399
Interest expense	(2,452)	(357)	(317)	(204)
Foreign currency transactions (loss) gain	(107)	20	20	—

Loss before income taxes	(12,287)	(6,413)	(5,844)	(1,653)
Income tax benefit	1,535	220	168	57
Add back of losses of CCTV prior to consolidation	—	525	525	—

Net (loss)	(10,752)	(5,668)	(5,151)	(1,596)
Preferred dividends	(225)	(237)	(190)	(235)
Beneficial conversion feature	(10,781)	—	—	—

Loss applicable to common shareholders	$(21,758)	$(5,905)	$(5,341)	$(1,831)

Loss per common share:
BASIC AND DILUTED:	$(2.46)	$(0.79)	$(0.62)	$(0.87)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Moscow CableCom Corp.

We have audited the accompanying consolidated balance sheet of Moscow CableCom Corp. and its subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moscow CableCom Corp. and its subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2, 16 and 18, during 2006 the Company adopted the provisions of Statements of Financial Accounting Standards No. 123(R), “Share-Based Payments,” and No. 158, “Employers’ Accounting for Defined Benefit Plans.”

/s/ Ernst & Young LLC

Moscow, Russia

April 27, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Moscow CableCom Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Moscow CableCom Corp and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the year ended December 31, 2005 and the ten month period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

ZAO PricewaterhouseCoopers Audit

Moscow, Russian Federation

April 25, 2006, except for the restatement described in Note 30 included in the financial statements in the 2005 Form 10-K/A, which is as of October 24, 2006

MOSCOW CABLECOM CORP.

Schedule II — Valuation and Qualifying Accounts

(Amounts in thousands)

		Additions
Description	Balance at beginning of year	Charged (credit) to costs and expenses	Charged (credited) to other accounts	Deductions		Balance at end of year
Year Ended December 31, 2006
Allowance for doubtful accounts	$111	$87	$8	—		$206
Inventory valuation reserve	498	152	21	(492	)(a)	179
Construction in process valuation reserve	780	250	61	—		1,091
Deferred income tax valuation allowance	1,823	6,533	—	—		8,356

Year Ended December 31, 2005
Allowance for doubtful accounts	$90	$21	—	—		$111
Inventory valuation reserve	181	317	—	—		498
Construction in process valuation reserve	293	487	—	—		780
Deferred income tax valuation allowance	1,212	611	—	—		1,823

Transition Period Ended December 31, 2004
Allowance for doubtful accounts	$40	$50	—	—		$90
Inventory valuation reserve	195	(14)	—	—		181
Construction in process valuation reserve	166	127	—	—		293
Deferred income tax valuation allowance	409	1,509	—	(706	)(b)	1,212

(a)	Represents obsolete inventory written off.
(b)	Represents the effect of revision of the deferred tax valuation allowance and related goodwill for the acquisition of CCTV.

EXHIBIT INDEX

Exhibit No.	Description	Page
10.5	Employment Agreement dated as of May 15, 2006 by and between Moscow CableCom Corp and Tate Fite

10.34	Renova Media Enterprises Ltd. Commitment Letter dated April 17, 2007

10.35	Renova Industries Ltd. Guarantee of Renova Media Enterprises Ltd. Commitment Letter dated April 17, 2007

21.	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLC

23.2	Consent of ZAO PricewaterhouseCoopers Audit

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002