Form 10-Q
period 2007-03-31
MOSCOW CABLECOM CORP
filed 2007-06-05
CIK 6383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-01460

MOSCOW CABLECOM CORP.

(Exact name of Registrant as specified in its charter)

Delaware	06-0659863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

153 East 53rd Street, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s $.01 par value common stock outstanding at May 15, 2007 was 13,983,615 and the number of shares of the Registrant’s $.01 par value Series B Convertible Preferred Stock outstanding was 4,500,000.

MOSCOW CABLECOM CORP.
FORM 10-Q

Part I.  Financial Information
Item 1.  Financial Statements.

MOSCOW CABLECOM CORP.
Condensed Consolidated Balance Sheets

 (unaudited)   (in thousands, except per share data)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$ 4,571	$ 3,536
Marketable securities	2	4,802
Trade receivables, less allowance for doubtful accounts of $255 and $206, respectively	237	193
Inventories, net	4,636	2,639
Taxes receivable	7,371	6,648
Deferred income taxes	652	547
Prepaid expenses and other current assets	7,229	6,453

Total current assets	24,698	24,818
Property, plant and equipment, net (Note 3)	66,629	58,347
Construction in progress and advances	16,622	15,739
Prepaid pension expense (Note 9)	3,262	3,230
Intangible assets, net (Note 4)	4,486	4,596
Goodwill (Note 4)	4,834	4,775
Investment in Institute for Automated Systems (Note 6)	7,096	7,210
Other assets	514	511

Total assets	$ 128,141	$ 119,226
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt (Note 5)	$ 497	$ 497
Payable to affiliate	867	731
Accounts payable and accrued liabilities (Note 11)	16,413	13,150
Deferred revenue, current	115	115

Total current liabilities	17,892	14,493
Notes payable to shareholder (Note 5)	43,244	32,100
Long-term debt, less current maturities (Note 5)	2,520	2,555
Other long-term obligations	984	923
Deferred revenue, noncurrent	658	677
Deferred income taxes	2,269	2,179

Total liabilities	67,567	52,927
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A cumulative convertible preferred stock, no par value; 800,000 shares authorized; 149,962 shares and 150,144 shares issued and outstanding, respectively; liquidation preference $18.75 per share	2,789	2,789
Series B convertible preferred stock, $.01 par value, 25,000,000 shares authorized 4,500,000 shares issued and outstanding; liquidation preference up to $5.00 per share until December 2008	45	45
Common stock, $.01 par value; 40,000,000 shares authorized; 13,983,615 shares and13,927,365 shares, respectively, issued and outstanding	140	139
Treasury stock, at cost, 24,500 shares	(180)	(180)
Additional paid-in capital	112,369	111,458
Accumulated deficit	(54,677)	(47,946)
Accumulated other comprehensive income (loss)	88	(6)

Total stockholders’ equity	60,574	66,299

Total liabilities and stockholders’ equity	$ 128,141	$ 119,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOSCOW CABLECOM CORP.

Condensed Consolidated Statement of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Sales and revenues:
Subscription fees, connection fees and equipment sales	$11,131	$4,053
Other	161	56

Total sales and revenues	11,292	4,109

Cost of sales and revenues:
Services from related party	2,069	938
Salaries and benefits	495	752
Depreciation and amortization	2,766	785
Other	1,886	383

Total cost of sales and revenues	7,216	2,858

Gross margin	4,076	1,251

Operating expenses:
Salaries and benefits	4,731	2,441
Depreciation	367	231
General and administrative	5,663	1,713

Total operating expenses	10,761	4,385

Loss from operations	(6,685)	(3,134)

Equity in losses of Institute for Automated Systems	(189)	(131)
Investment income and other income	121	125
Interest expense	(948)	(609)
Foreign currency transaction gain	1,099	1,357

Loss before income taxes	(6,602)	(2,392)
Income tax expense	(73)	(168)

Net loss	(6,675)	(2,560)
Preferred dividends	(56)	(56)

Net loss applicable to common shares	$(6,731)	$(2,616)

Loss per common share:
Basic and diluted (Note 7)	$(0.48)	$(0.29)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOSCOW CABLECOM CORP.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities:
Net loss	$(6,675)	$(2,560)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Equity in losses of Institute for Automated Systems	189	131
Depreciation and amortization	3,214	1,016
Net change in valuation accounts for receivables, inventory and construction in progress	374	(258)
Stock-based compensation	912	515
Deferred income taxes	8	190
Pension income	(101)	(79)
Net (losses) gains from marketable securities	-	1
Interest capitalized into principal	1,064	611
Foreign currency gains	(1,099)	(1,357)
Changes in operating assets and liabilities:
Net proceeds from sales of marketable securities	4,800	1,760
Accounts and other receivables	(90)	(13)
Inventories	(2,035)	(262)
Prepaid expenses and other assets	(1,326)	(2,519)
Deferred revenue	(29)	7
Accounts payable, accrued liabilities and other long-term obligations	3,943	2,964

Net cash provided by operating activities	3,149	147

Cash flows from investing activities:
Purchases of property and equipment	(12,054)	(8,121)

Net cash used in investing activities	(12,054)	(8,121)

Cash flows from financing activities:
Proceeds from term debt	10,000	11,244
Principal payments on term debt	(35)	(27)
Stock options exercised	-	29
Preferred dividends paid	(56)	(56)

Net cash provided by financing activities	9,909	11,190

Effect of exchange rate changes on cash and cash equivalents	31	20

Net increase cash and cash equivalents	1,035	3,236
Cash and cash equivalents - beginning of period	3,536	5,442

Cash and cash equivalents – end of period	$4,571	$8,678
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOSCOW CABLECOM CORP.
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)

General

Moscow CableCom Corp. (“the Company”) is the parent company of ZAO ComCor-TV (“CCTV”), which is constructing a “last mile” hybrid fiber coaxial network (“HFC Network”) in Moscow, Russia, through which it provides cable television, pay-per-view television, high speed data transmission and Internet access services using the brand name AKADO.

On February 21, 2007 the Company entered into an agreement with Renova Media Enterprises Ltd, (“Renova Media”) pursuant to which Renova Media will acquire all the equity interests of the Company that is does not directly own.  Upon the closing of this transaction, the Company will be wholly-owned by Renova Media and there will no longer be a public market for the Company’s securities.

The Company has incurred losses in recent years and the expansion of its business activities requires a significant amount of capital to meet its cash flow requirements. Concurrent with entering into the merger agreement with Renova Media, in February 2007, the Company entered into a $45 million bridge loan agreement with RME Finance Ltd (“RME Finance”), an affiliate of Renova Media. Pursuant to this bridge loan, the Company received a total of $10 million during the fiscal quarter ended March 31, 2007 and an additional $10 million through May 31, 2007.  The Company is entitled to receive up to five additional monthly draws of $5 million during the pendency of the merger, subject to its meeting certain operational milestones.  The Company has also received a renewal of Renova Media’s financing commitment to provide the Company with sufficient capital to ensure that its operations will continue uninterrupted for a period of no less than one year from the date of the filing its Form 10-Q for the three month period ended March 31, 2007.  This financing commitment has been further supported with a guarantee from Renova Industries Ltd., the majority stockholder of Renova Media, which has committed to provide any funding that Renova Media does not provide during the term of the Renova Media commitment in accordance with, and during the term of, Renova Media's financing commitment. This financing commitment does not specify the amount of capital to be provided or the terms on which such capital would be provided.  Further, the Company cannot give any assurance that the funding provided by RME Finance to date, or that which may be provided in the future, will be sufficient to enable it to continue the construction of the HFC Network to cover a sufficiently desirable portion of Moscow, or to otherwise position the Company to attract adequate customers to increase recurring revenues with the goal of achieving profitability and positive cash flows.

(2)

Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Annual Report on Form 10-K for the year ended December 31, 2006.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the interim period.  The condensed consolidated statements of operations for the interim periods are not necessarily indicative of the results for a full fiscal year.

Recently Issued Accounting Standards

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN No. 48”). FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 carves out income taxes from SFAS No. 5, “Accounting for Contingencies”.

The Company included accruals for additional income tax totaling $97,000 as a component of accrued liabilities and the Company’s income tax provision for the three month period ended March 31, 2007 The adoption of FIN No. 48 did not result in a cumulative adjustment to stockholders’ equity.  The Company does not consider it reasonably possible that the additional income tax will be reversed by the end of 2007.

The Company recognizes accrued interest related to unrecognized tax benefits or additional tax liabilities in interest expense and penalties in operating expenses. During the three months ended March 31, 2007, the Company recognized approximately $20,000 of penalties and $8,000 of interest.

 As of the adoption date of FIN No.48, the tax years ended December 31, 2004, 2005 and 2006 remained subject to examination by tax authorities.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its future results of operations and financial position.

Basis of presentation

Certain amounts from prior years’ financial statements have been revised to conform with the current year presentation.

In 2006, the Company did not separately present $611,000 relating to interest capitalized into principal in the consolidated statement of cash flows as an operating activity. This has been reclassified to be consistent with the current year presentation.

The Company has revised deferred costs relating to customer installations as property, plant and equipment.  Accordingly, $208,000 of such the change in such costs in 2006 has been revised to purchases of property and equipment in the consolidated statement of cash flows to conform to the current year presentation.

(3)

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Land, building and improvements	$ 6,417	$ 6,417
Network equipment	49,385	44,388
Internet equipment	3,527	3,453
Subscriber equipment	12,682	9,716
Other	10,337	7,636
	82,348	71,610
Less accumulated depreciation	(15,719)	(13,263)
	$ 66,629	$ 58,347

(4)

Intangible Assets and Goodwill

For the three month periods ended March 31, 2007 and 2006, the Company recorded $164,000 and $151,000, respectively, in amortization related to service agreements with Moskovskaya Telecommunikationnaya Corporatsiya (“COMCOR”), a company controlled by Renova Media, and broadcast license assets.

At March 31, 2007 and December 31, 2006, intangible assets were comprised as follows (in thousands):

	March 31, 2007			December 31, 2006
	Gross amount	Accumulated amortization	Net book value	Gross Amount	Accumulated amortization	Net book value
Agreement with COMCOR	$3,827	$(1,244)	$2,583	$ 3,780	$ (1,134)	$ 2,646
Broadcasting licenses	2,820	(917)	1,903	2,785	(835)	1,950
	$ 6,647	$ (2,161)	$ 4,486	$ 6,565	$ (1,969)	$ 4,596

(5)

Note Payable to Shareholder and Long-Term Debt

Note payable to Shareholder and Long-term debt consist of the following (in thousands):

	March 31, 2007	December 31, 2006
RME Finance term loan, due January 2010, interest at 12.0%, net of unamortized discount	$ 33,192	$ 32,100
RME Finance bridge loan, due October 2009, interest at 10%	10,052	-
Convertible subordinated debentures interest at 10.5%, due October 2007, unsecured	357	357
Mortgage loan, due March 2013; interest at 7.02%, monthly principal payment of $12	2,660	2,695
	46,261	35,152
Less current maturities	(497)	(497)
	$ 45,764	$ 34,655

The RME Finance term loan is presented net of unamortized discount of $1,288,000 and $1,368,000, respectively, as of March 31, 2007 and December 31, 2006.

Concurrent with the execution of the merger agreement, pursuant to which Renova Media ,the single largest stockholder of the Company  would acquire all of the equity interests of the Company which it does not currently own, the Company entered into a  bridge facility agreement with RME Finance LTD, a wholly-owned subsidiary of Renova Media. Pursuant to the bridge facility agreement, RME Finance has agreed, subject to the terms and conditions therein, to make available up to $45,000,000 of unsecured, subordinated debt financing to CCTV in nine equal monthly installments during the pendency of the merger. The obligations of RME Finance to provide loans subsequent to the first installment will be subject to CCTV’s satisfaction of certain conditions on each proposed funding date. The bridge loan bears interest at the rate of 10% per annum, and the Company has the right to roll accrued interest into the principal balance of the loan at the end of each calendar quarter.

(6)

Investment in Institute For Automated Systems

Institute for Automated System (“IAS”) is a telecommunications company that operates a data communications network in Russia.  As a result of the acquisitions of CCTV and MBC in February 2004, the Company owns approximately 43.5% of the equity securities of IAS.  For the three months ended March 31, 2007, the Company recorded $189,000 as its 43.5% equity in IAS’s losses which totaled $355,000 for the quarter.  The Company’s equity in IAS’s losses also includes an adjustment relating to depreciation of the fair market value of the allocated portion of the purchase price attributable to IAS’s buildings.

The Company’s investment in IAS is recorded at $7,096,000 as compared to 43.5% of IAS’s shareholders’ equity which is $3,060,000.  The difference is due to the valuation of IAS as part of the process to allocate the purchase price for the acquisition of CCTV and MBC in 2004.  Such difference is primarily attributable to the fair value of real estate owned by IAS and is being depreciated over a useful life of 30 years.

The following presents the summarized financial condition of IAS as of March 31, 2007 and December 31, 2006, and the results of its operations for the three month periods ended March 31, 2007 and 2006 (in thousands):

Balance Sheet	March 31, 2007	December 31, 2006
Current assets	$ 2,241	$ 2,064
Non-current assets	8,639	8,740

Total assets	$10,880	$10,804

Current liabilities	$ 2,845	$ 2,512
Non-current liabilities	1,000	987

Total liabilities	3,845	3,499

Shareholders’ equity	7,035	7,305
	$10,880	$10,804

	Three months ended March 31,
Statement of Operations	2007	2006
Revenues	$ 2,759	$1,756
Cost of revenues	(2,396)	(1,490)
Operating expenses	(688)	(480)

Loss from operations	(325)	(214)
Foreign currency transaction income (loss)	(1)	2
Interest expense	(29)	(14)
Income tax expense	-	-

Net loss	$ (355)	$ (226)

(7)

Loss Per Share

Loss per share is computed based on the weighted average number shares of common stock and equivalent shares outstanding.  Diluted loss per share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, unless they are antidilutive.  For the three months periods ended March 31, 2007 and 2006, the assumed conversion of the Company’s convertible securities, including the Series B preferred stock, had antidilutive effects on the Company’s earnings per share.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2007	2006
Numerator for basic and diluted loss per share:
Net loss, as reported	$ (6,675)	$ (2,560)
Preferred dividends	(56)	(56)

Numerator for basic and diluted loss per share	$ (6,731)	$(2,616)

Denominator for basic loss per share:
Weighted average number of shares outstanding during the period	13,972	8,891
Effect of dilutive securities	-	-

Denominator for diluted loss per share	13,972	8,891

Basic and diluted loss per share	$ (0.48)	$ (0.29)

(8)

Stock-Based Compensation Plans

The Company recognized $304,000 and $294,000, respectively, of compensation costs related to stock options for the three month periods ended March 31, 2007 and 2006, which are included in selling, general and administrative expenses. There were no components of these costs which were required to be capitalized into the cost of the construction of our HFC Network.  The Company did not recognize any associated future income tax benefits in the three month periods ended March 31, 2007 and 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from long-term traded options on the Company’s Common Stock.  Such model uses historical data to estimate option exercise and employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123(R):

Three Months Ended March 31, 2007
Expected volatility	65.1% - 70.4%
Expected annual dividend yield	0%
Risk free rate of return	3.36% - 4.89%
Expected option term (years)	1.5 - 5.0

The following table summarizes information about stock option activity for the three months ended March 31, 2007:

	Number of Options	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	1,090,265	$6.41
Granted	-	-
Exercised	-	-
Forfeited	(22,000)	5.21
Outstanding at March 31, 2007	1,068,265	$6.43

Exercisable at March 31, 2007	286,833	$3.24

The following table summarizes information about nonvested stock option awards as of March 31, 2007 and changes for the three months ended March 31, 2007:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	841,349	$3.81
Granted	-	-
Vested	(37,917)	$4.24
Forfeited	(22,000)	$3.05

Non-vested at March 31, 2007	781,432	$3.81

At March 31, 2007, there was $1,979,000 of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of 1.59 years.

(9)

Retirement Plans

The components of net periodic benefit gain from defined benefit pension plans were as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Components of periodic benefit cost:
Service cost of benefits accrued	$ 2	$ 5
Interest cost on projected benefit obligations	195	201
Expected return on plan assets	(311)	(304)
Amortization of unrecognized actuarial losses	13	19

Net periodic benefit gain	$(101)	$ (79)

The Company has not made any contributions to the defined benefit plan since it was acquired in 1991, and it expects that it will not be required to make any contributions during 2007.

During the three month periods ended March 31, 2007 and 2006, the Company made matching contributions totaling $13,000 and $0, respectively, to its defined contribution retirement plan.  The Company used forfeitures of previous employer contributions to meet matching funding requirements in 2006.

(10)

    Related Party Transactions

The Company receives signal delivery services, data network services and traffic services from COMCOR.  During the three-month periods ended March 31, 2007 and 2006, charges for such services totaled $2,069,000 and $938,000, respectively.  At March 31, 2007, the Company was indebted to COMCOR in the amount of $867,000.

The Company leases office space from IAS for which it incurred rent expense totalling of $214,000 and $168,000, respectively, for the three month periods ended March 31, 2007 and 2006.

During the three months ended March 31, 2007, the Company recorded $65,000 of other revenue in connection with data traffic services that were provided to give high-speed internet access to Teleinform via COMCOR’s fiber optic network.  The increased traffic from Teleinform’s subscribers resulted in an increase of approximately $26,000 in traffic fees charged by COMCOR.  Teleinform is a Moscow, Russia-based cable company affiliated with Renova Media.

In addition, subsequent to March 31, 2007, under an informal arrangement with Teleinform, the Company began limited testing to determine the technical feasibility of providing AKADO content to Teleinform’s subscribers. Depending on the outcome of this testing, the Company may enter into negotiations with Teleinform to make AKADO content available to all homes connected to Teleinform’s network.

(11)

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

On November 7, 2006, following Renova Media’s announcement of its initial proposal to acquire the equity interest in the Company that it does not directly own in a negotiated acquisition at $10.80 per share of common stock, Levy Investments, Ltd. filed a purported class action on behalf of our public stockholders in the Court of Chancery for the State of Delaware, against us, each of our directors and Renova Media.  The plaintiff alleges, among other things, that the consideration offered to our stockholders pursuant to Renova Media’s initial proposal of $10.80 per share of common stock is not adequate and constitutes an unfair price.  In addition, the plaintiff alleges that Renova Media’s initial proposal is an unfair attempt to freeze out our public stockholders and is designed to enrich Renova Media at the expense of our public stockholders.  Plaintiff seeks injunctive relief or, in the alternative, rescission, and an accounting and damages. We believe the allegations are without merit and plan to defend them vigorously

Purchase Commitments

Purchase commitments for network design and construction, including equipment for subscriber equipment and other materials totaled approximately $11,447,000 as of March 31, 2007.  Commitments for the lease of space, all of which expire within one year, total $1,277,000.

Content Providers

Due to undefined procedures regulating the legal relationships between cable TV operators, the Company is contingently liable for amounts that may be due from organizations which operate collective copyright agreements with respect to copyright programs transmitted through the Company’s HFC Network.

Access to MFON

The Company gains access to its signals through COMCOR’s MFON pursuant to service agreements for the preferred use of secondary nodes which expire at the end of 2054.  The service agreements are cancelable at anytime by the Company subject to a cancellation penalty of 140,000 rubles for each secondary node connected to the Company’s network for less than three years.  At March 31, 2007, 390 of COMCOR’s 625 secondary nodes connected to the Company’s network had been in service for less than three years.

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

Russian Taxation and Legislation

Russian tax, currency and customs legislation is subject to varying interpretations, and changes, which can occur frequently.  Management’s interpretation of such legislation as applied to transactions and activity conducted by the Company, including those between and among the Company and its consolidated subsidiaries, may be challenged by the relevant regional and federal authorities and could result in assessments not provided for in the consolidated financial statements.  In particular, recent developments in the Russian environment suggest that the Russian authorities are becoming more active in seeking to enforce interpretations of the tax legislation, which may be different from their previous interpretations or practices. During the three months ended March 31, 2007, the Company added $314,000 to its provision for income taxes, VAT, penalties and interest that could possibly be assessed relating to activities conducted by the Company and its Russian and Cyprus-based subsidiaries that could lead the Russian tax authorities to conclude that the Company has a permanent establishment in Russia.

Fiscal periods remain open to review by the authorities for three calendar years preceding the year of review (one year in the case of customs).  Significant additional taxes, penalties and interest may be assessed on taxpayers in the Russian Federation as a result of such reviews.  Under certain circumstances reviews may cover longer periods.

During 2006, the Company recorded a provision of $1,118,000 relating to the Company having offset value added taxes (“VAT”) it received from its customers against VAT paid to suppliers and vendors in 2003 and 2004.  These claims are being contested in the Russian tax court system. Although the Company believes it has properly accounted for the payment and receipt of VAT in accordance with relevant legislation, there can be no assurance that Company will prevail in this process.  The Russian Tax Inspector has made several additional claims, several of which the Company’s position prevailed upon appeal. In the event that the Company is not successful in defending its position on known claims and claims that have yet to be asserted, the provision as of March 31, 2007 ultimately may not be adequate.

(12)

Comprehensive Loss

Components of comprehensive loss include net loss and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity, and consisted of the following (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Net loss applicable to common shareholders	$ (6,731)	$ (2,560)

Currency translation gain	136	1,053
Pension expense, net of tax	(42)	–

Comprehensive loss	$ (6,637)	$ (1,507)

The components of accumulated other comprehensive income (loss) at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Currency translation gain	$ 1,460	$ 1,324
Pension expense, net of tax	(1,372)	(1,330)

Total accumulated other comprehensive income (loss)	$ 88	$ (6)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements".  All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, and any statement of assumptions underlying any of the foregoing. These statements may contain words such as “expects,” “anticipates,” “plans,” “believes,” “projects” and words of similar meaning.  These statements relate to our future business and financial performance, including CCTV's development, its ability to attract new subscribers, to continue to expand its network, to achieve positive cash flow and our ability to raise funds for CCTV's development.  The actual outcome may differ materially from these statements.  The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  There may be other risks that we have not described that may adversely affect our business and financial condition.  We disclaim any obligation to update developments of these risks or to announce publicly any revision to any of the forward-looking statements contained in this report, or to make corrections to reflect future events or developments.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We are a company that delivers cable television, high speed data transmission and Internet services to our customers in Moscow, Russia.  Our Moscow operations are in an early stage of growth and we are currently expanding our network and increasing the customer base for our services.

Business Plans with Affiliates

Commencing in the first quarter 2007, we generated additional revenue in connection with data traffic services that were provided to give high-speed internet access to Teleinform via COMCOR’s multi-fiber optic network.  The increased traffic from Teleinform’s subscribers resulted in an increase of approximately $26,000 in the traffic fees charged by COMCOR.

In addition, subsequent to March 31, 2007, under an informal arrangement with Teleinform, we began limited testing to determine the technical feasibility of providing AKADO content to Teleinform’s subscribers. Depending on the outcome of this testing, we may enter into negotiations with Teleinform to make AKADO content available to all the homes connected to Teleinform’s network.

As part of our “triple play” strategy, we also may offer telephone service through the Internet in collaboration with our 43.5% owned affiliate, Institute for Automated Systems (“IAS”). Technical collaboration with IAS is continuing and which we hope will result in the development of business terms between the two companies and a future offering of the services within the areas of Moscow to which we have gained access.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 VS. THREE MONTHS ENDED MARCH 31, 2006

For the three months ended March 31, 2007, the Company reported net loss applicable to common shareholders of $6,731,000, or $0.48 per share, as compared to a loss applicable to common shareholders of $2,616,000 or $0.29 per share for the three months ended March 31, 2006.

Subscription revenue, connection fees and equipment sales

For the three months ended March 31, 2007, we recorded total revenues of $11,292,000 from which we recognized a gross margin of $4,076,000, or 36.1% of revenues.  In the first quarter of 2006, the Company recorded total revenues of $4,109,000, from which it recognized a gross margin of $1,251,000, or 30.4% of revenues.  Components of sales and revenues and gross margin are as follows (in thousands):

(unaudited)	Three Months Ended March 31,
	2007	2006	Change
Terrestrial broadcasting television services	$ 1,092	$ 416	162.5%
Digital cable television services	2,774	587	372.6%
Internet access services	6,905	2,777	148.6%
Connection fees and equipment sales	360	273	31.9%
	11,131	4,053	174.6%
Other revenue	161	56	187.5%

Total sales and revenues	11,292	4,109	174.8%
Cost of sales	7,216	2,858	152.5%

Gross margin	$ 4,076	$ 1,251	225.8%

Television and Internet service revenues increased as a result of the continued expansion of our HFC Network and further progress in gaining subscribers and improving market penetration, as noted in the following table:

	March 31,	December 31,	March 31,	Year-to-date	One-year
	2007	2006	2006	Change	Change

Homes Passed	853,537	782,249	398,895	9.1%	114.0%
Active Subscribers
Terrestrial television	203,760	173,558	96,914	17.4%	110.2%
Cable television	84,431	65,310	22,256	29.3%	279.4%
Internet	118,158	98,106	46,444	20.4%	154.4%

Penetration levels
Terrestrial television	23.9%	22.2%	24.3%
Cable television	9.9%	8.3%	5.6%
Internet	13.8%	12.5%	11.6%

During the three month period ended March 31, 2007, enhanced marketing efforts and the continued expansion of our HFC Network have led to increases in subscribers and increases in market penetration levels for our cable television and Internet access services.  This growth in the number of subscribers has been the primary factor in the revenue increases noted.  During the quarter we had a net increase of 19,121 cable television customers and 20,052 Internet customers. In seven selected areas in which we have had a presence for an extend period of time and which comprise approximately 20.8% of the total homes passes as of March 31, 2007, market penetration for cable television services increased from 10.8% as of December 31, 2006 to 12.5%, and penetration levels for Internet services increased from 24.7% to 26.2%. As a result of the expansion of our HFC Network and the increases in our market penetration, our subscriber service revenues during the first three months of 2007 totaled approximately $10,771,000, which is an increase of approximately 184.9% over 2006 first quarter subscriber service revenues of $3,780,000. Average revenue per subscriber (“ARPU”) for terrestrial television services improved from $1.50 during the first quarter of 2006 to $1.92 during the first quarter of 2007, due to a tariff increase in 2006 and to the strengthening of the Russian ruble as compared to the US dollar. ARPU for cable television services increased from $10.61 during the first quarter of 2006 to $12.30 in 2007 due to increased take-up of additional premium services, including content offered by NTV Plus and the introduction of pay-per-view services.  ARPU for Internet services declined from $23.14 during the first quarter of 2006 to $21.37 during the first quarter of 2007, primarily due to the Company’s need to adjust its pricing to maintain competitiveness in the Moscow market.  The impact of change in the exchange rate of the Russian ruble to the US dollar contributed approximately $712,000, or 10.2% of the overall increase in service revenues.

Connection fees and equipment sales

For the three months ended March 31, 2007, we recorded revenue of $360,000 from connection fees and installation revenue as compared to the $273,000 of revenues recorded during the three months ended March 31, 2006.  The increase in revenue relates to a significant increase in the number of new subscribers for our cable television and Internet access services, which has resulted from the expansion of our HFC Network and enhanced sales and marketing initiatives.

Other revenue

For the three months ended March 31, 2007, we recorded $161,000 of other revenue which represents an increase of 187.5% from the $56,000 of other revenue recorded in the prior year.  During the three months ended March 31, 2007, the Company recorded $65,000 of other revenue in connection with data traffic services that were provided to give high-speed internet access to Teleinform’s subscribers via COMCOR’s multi-fiber optic network.  Teleinform is a Moscow, Russia-based cable company affiliated with Renova Media.

We also generated approximately $30,000 of revenue from the construction of an access network within a hotel complex through which we provide our television and internet services.

Cost of sales

Cost of sales for the three months ended March 31, 2007 totaled $7,216,000 or 63.9% of total sales and revenues to produce gross margin of $4,076,000.  During the prior year’s first quarter, cost of sales totaled $2,858,000, or 69.6% of revenue to produce $1,251,000 of gross margin.  Payments for use of secondary nodes increased by approximately 78% as a result of an increase in the number of secondary nodes leased.  At March 31, 2007, we were leasing 625 secondary nodes from COMCOR, as compared to 352 nodes as of March 31, 2006. Deprecation and amortization expense increased by 252.4% as a result of the expansion of our HFC Network and other infrastructure additions during the past year and from $516,000 of accelerated depreciation of our network in specific zones where we have over built outdated technology. Compensation expense decreased by 34.2% due to increased capitalization of these costs into the value of our network construction.  This includes an adjustment of $439,000 for costs that have been determined should have been capitalized in prior years.  All other expenses increased 392.4% principally due to costs related to providing our digital television product to our subscriber base which grew 302.5% from March 31, 2006 to March 31, 2007.  Despite increasing our traffic by 299% from March 31, 2006, the total traffic cost increased by only 137% as we were able to renegotiate the terms and significantly reduce the costs of our traffic through our related party traffic provider

Operating expenses

Operating expenses totaled $10,761,000 during the three months ended March 31, 2007, which is a 145.4% increase from the $4,385,000 of such expenses reported for the three months ended March 31, 2006.  The increased costs of approximately $6,376,000 are primarily due to increased compensation and benefits due to the expansion of our activities, increased advertising cost and increased legal and professional fees incurred in connection with the proposal for a negotiated acquisition from Renova Media,  the negotiation of the merger agreement entered into in February 2007,  work relating to required SEC filings and other activities in connection with the proposed merger and the increased costs associated with the audits of our year end financial statements and the review of interim financial statements.

Equity in losses of IAS

For the three months ended March 31, 2007, we recorded $189,000 as our 43.5% equity in the losses of IAS as compared to $131,000 of such equity in IAS’s losses for the three months ended March 31, 2006.  IAS’s losses for the quarter ended March 31, 2007 were larger than the losses we reported in the prior year primarily due to increased legal and administrative costs which have more than offset the increased gross margin generated from a 57.1% increase in revenues, as compared with the revenues from the three months ended March 31, 2006.

Investment income and other income

For the three months ended March 31, 2007, investment income and other income totaled $121,000 as compared to $125,000 in the comparable period in the prior fiscal year.  The modest decrease is primarily due to lower levels of income recorded from deferred compensation trust accounts.

Interest expense

Interest expense totaled $948,000 for the three months ended March 31, 2007 which is a $339,000 increase from the $609,000 of interest expense reported in the comparable period of the prior fiscal year.  Actual interest costs increased by $434,000 as the reported expense for the three months ended March 31, 2007 and 2006, excludes $292,000 and $197,000, respectively, of interest on the RME Finance Term Loan and on a bridge loan agreement with RME Finance which have been capitalized into construction in process.  Interest expense increased from the RME Term Loan due to the quarterly rolling of accrued interest into the principal balance of the loan, and from $10 million of borrowings under the RME Finance bridge loan. These increases were slightly offset by lower interest amounts on reduced outstanding balances of the Company’s 10.5% Subordinated Debentures.

Foreign currency transaction gain

During the three months ended March 31, 2007, we recorded a functional currency transaction gain of $1,099,000, as compared to a gain of $1,357,000 for the comparable period in 2006. The Russian Ruble is the functional currency of our primary operating subsidiary in Russia, which has our dollar denominated long-term borrowings recorded in rubles. As a result of the strengthening of the ruble against the U.S. Dollar during the three months ended March 31, 2007, the Company recognized the indicated gain.

Income tax benefit

Income tax expense has been accrued based upon the estimated effective tax rates for the fiscal year, after considering valuation allowances related to our ability to realize such tax benefits and based upon an evaluation of deferred income tax liabilities relating to changes in the recorded values of certain non-current assets  Accordingly, we recorded income tax expense of $73,000 for the three months ended March 31, 2007, primarily due to increases in the deferred tax liability relating to our prepaid pension plan asset and to tax accruals relating to uncertain tax positions pursuant to our adoption of FIN 48.

Preferred dividends

Dividends on our Series A Preferred Stock totaled $56,000 for each of the three months ended March 31, 2007 and 2006 due to relatively consistent numbers of shares of our Series A Preferred Stock being outstanding during each of these periods.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our consolidated cash position was $4,571,000, as compared to cash of $3,536,000 as of December 31, 2006.  During the quarter ended March 31, 2007, our operating activities provided $3,149,000 of cash primarily due to the sales of $4,800,000 of auction rate securities and increases in accounts payable, accrued liabilities and other long term obligations which more than offset the negative cash effects of our net losses for the period.

During the quarter ended March 31, 2006, we utilized $12,054,000 in our investing activities, which was comprised of capital expenditures to improve technology and expand our HFC Network.

Financing activities provided $9,909,000 during the three months ended March 31, 2007, of which $10,000,000 relates to proceeds received from drawdowns on the Renova Media bridge loan financing which was entered into in connection with the signing of the merger agreement with Renova Media. Principal debt payments on a mortgage loan and dividend payments on our Series A Preferred Stock used a combined total of $91,000 of cash.

We have used cash to fund our operating losses and the construction of our HFC Network since inception and we remain dependent upon external financing to continue these activities. Concurrent with entering into the Merger Agreement with Renova Media pursuant to which it will acquire all of our equity interests that it does not directly own, in February 2007 we entered into a $45 million bridge loan agreement with RME Finance, an affiliate of Renova Media, from which we received $10 million of proceeds during the three months ended March 31, 2007. We have received an additional total of $10 million from this bridge loan in April and May 2007, and we are entitled to receive up to five additional monthly draws of $5 million during the pendency of the merger through October 2007, subject to our meeting certain operational milestones.  In the first quarter of 2007, we continued the expansion of our HFC Network.  In the second quarter of 2007, we plan to accelerate such growth as a result of the receipt of funds from the bridge loan.   In addition, we have also continued to invest in the growth of our subscriber base, which require funds to pay for both current and deferred installation and equipment costs, and thus, contribute to a continuing requirement for funds.

We have received a renewal of Renova Media’s financing commitment to provide us with sufficient capital to ensure that our operations will continue uninterrupted for a period of no less than one year from the date of our filing this quarterly report on Form 10-Q. This commitment has been further supported with a guarantee from Renova Industries Ltd., the majority stockholder of Renova Media, which has committed to provide any funding that Renova Media does not provide in accordance with, and during the term of, Renova Media's financing commitment.  This commitment does not specify the amount of capital to be provided or the terms on which such capital would be provided.  Further, we cannot give any assurance that the funding provided by Renova Media to date, or that which may be provided in the future, will be sufficient to enable us to continue the construction of the HFC Network to cover a sufficiently desirable portion of Moscow, or to otherwise position us to attract adequate subscriptions to increase recurring revenues with the goal of achieving profitability and positive cash flows.

At March 31, 2007, we were indebted to RME Finance in the amount of $34,480,000 under the Term Loan entered into in January 2005.  Pursuant to this loan, we have been rolling the quarterly interest into the principal balance, which has the effect of compounding our interest costs and increasing our indebtedness to RME Finance. In connection with the Term Loan, we pledged substantially all of our assets to RME Finance.  As a result, this reduces our flexibility in obtaining third party financing. In addition, at March 31, 2007, we were indebted to RME Finance in the amount of $10,052,000 pursuant to the initial drawdowns on a $45 million bridge loan and accrued interest thereon that has been rolled into the principal of the loan.

We expect to use the proceeds of the bridge loan to continue the expansion of our HFC Network in Moscow and to continue to promote and market our services with the goals of gaining further market share in the areas of Moscow in which we currently have a presence, and of establishing a strong market position in the areas to be newly accessed.

The following is a summary of capital expenditures for the three month periods ended March 31, 2007 and 2006:

	Three Months ended March 31,
	2007	2006
Line extensions (network costs associated with entering new service areas)	$ 5,363	$7,118
Scalable infrastructure (primarily internet equipment)	3,292	343
Other administrative	3,032	660
	$11,687	$8,121

OFF BALANCE SHEET ARRANGEMENTS

The Company is also party to certain operating leases which will require $1,044,000 of payments to be made during the remainder of 2007 and $233,000 of payments during 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates and from factors that impact equity investments in Russia, as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Part II.  Other Information

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective.

As of March 31, 2007, management identified the following material weaknesses in the Company’s internal control over financial reporting:

1.

As of March 31, 2007, the Company did not maintain effective controls over its anti-fraud programs due to the incomplete implementation of the Company’s anti-fraud program. Specifically, the Company did not (i) prepare a formalized assessment of fraud risk, (ii) fully implement certain corporate governance policies that had been approved by our Board of Directors, particularly the Code of Business Conduct, and (iii) monitor compliance with the Company’s anti-fraud programs and controls. This control deficiency could result in more than a remote likelihood that a misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

2.

As of March 31, 2007, the Company did not have adequate controls around its financial close process, including the level of analysis and review of complex and judgmental accounting issues, primarily because it did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with the Company’s financial reporting requirements. This control deficiency could result in more than a remote likelihood that a misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

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

During 2006 the Board approved the Code of Business Conduct for the Company. During the first quarter of 2007, all executives and key staff at its main operating entities were instructed on and signed this corporate governance policy. The Company also formally activated an employee complaint procedure which provides employees with Internet or telephone-based methods of reporting perceived violations of the Company’s corporate governance policies. The Company is continuing to educate all employees with respect to its corporate governance policies and employee complaint procedures and to fully implement the policies by obtaining signed acknowledgements from all employees.

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

Item 1 A.  Risk Factors.

There have been no material changes in the risk factors from those presented in our Annual Report on Form 10-K for the year ended December 31, 2006.

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
Date: June 5, 2007

By: /s/ Tate Fite
Tate Fite
Chief Financial Officer
Date: June 5, 2007